Form 10QSB
period 1995-06-30
UNICO INC
filed 1995-08-14
CIK 797564

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                          JUNE 30, 1995
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                           _________________________

For Quarter Ended June 30, 1995               Commission File #0-15303

                                  UNICO, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                  73-1215433
-------------------------------                 ----------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification Number)


                1101-B SOVEREIGN ROW, OKLAHOMA CITY, OK  73108
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

(Registrant's telephone no., including area code)     (405) 848-9511
                                                      --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    NO ___
                                                    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class:  Common Stock, $.01 par value
                     ------------------------------------

Number of SHARES OUTSTANDING as of August 11, 1995      7,883,095
                                                        ---------

                                  UNICO, INC.



                                     INDEX
                                     -----

                                                                   Page No.
                                                                   --------


PART I - FINANCIAL INFORMATION

    ITEM 1        Consolidated Balance Sheets
                  June 30, 1995  and December 31, 1994             3  &  4

                  Consolidated Statements of Operations
                  For the Quarter Ended June 30, 1995
                  and the Quarter Ended June 30, 1994                 5

                  For the Six Months Ended June 30, 1995
                  and the Six Months Ended June 30, 1994              6

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 1995              7
                  and the Six Months Ended June 30, 1994

                  Notes to Interim Consolidated Financial Statements  8

    ITEM 2        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          10



PART II - OTHER INFORMATION                                           13

SIGNATURE PAGE                                                        14

                                       2
                                       -

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

UNICO, INC.
-----------

CONSOLIDATED BALANCE SHEETS                               1 OF 2
---------------------------                               ------

ASSETS
------

                                                 June 30,   December 31,
CURRENT:                                           1995        1994
                                                ----------  ------------
Cash and cash equivalents                       $490,223       $708,742
Accounts receivable:
   Trade (net of allowance for uncollectible
   accounts of $379,297 and $334,553)          1,940,884      1,789,437
Inventory                                        289,182        214,402
Notes receivable                                   6,482          6,482
Notes receivable - Stockholders                  280,000        280,000
Prepaid expenses                                 138,233        109,415
Deferred tax asset                                19,134         19,134
                                             -----------    -----------

   Total current assets                        3,164,138      3,127,612


PROPERTY:
Furniture, fixtures, & equipment               4,340,245      4,010,540
Leasehold improvements                           188,931        136,144
   Less accumulated depreciation              (1,593,462)    (1,377,225)
                                             -----------    -----------

   Property, net                               2,935,714      2,769,459


GOODWILL (net of amortization of
   $294,220 and $272,754)                      1,730,801      1,627,826

DEFERRED TAX ASSET                               238,396        247,866

DEPOSITS AND OTHER                               499,551        486,848
                                             -----------    -----------

   TOTAL                                      $8,568,600     $8,259,611
                                             ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                       3
                                       -

UNICO, INC.
-----------

CONSOLIDATED BALANCE SHEETS                                             2 OF 2
---------------------------                                             ------

LIABILITIES & STOCKHOLDERS' EQUITY                                 June 30,     December 31,
----------------------------------
                                                                    1995           1994
                                                                 -----------   -----------
CURRENT LIABILITIES:
Accounts payable                                                 $ 1,228,640    $ 1,074,977
Accrued liabilities                                                  311,506        277,021
Notes payable, current portion                                       212,775        301,252
Deferred revenue                                                                    107,879
                                                                 -----------    -----------
   Total current liabilities                                       1,752,921      1,761,129

LONG-TERM LIABILITIES:
Notes payable                                                      1,267,259      1,153,556
Convertible debenture - Affiliate                                  1,250,000      1,250,000
Subordinated debenture                                               560,000        560,000
Other                                                                109,314        253,563
                                                                 -----------    -----------
   Total long-term liabilities                                     3,186,573      3,217,119
                                                                 -----------    -----------

   Total liabilities                                               4,939,494      4,978,248

REDEEMABLE PREFERRED STOCK:
Preferred stock - $.01 par value:
   5,000,000 shares authorized;
   Series A and B Redeemable Preferred stock -
   280 shares issued and outstanding at June 30, 1995                      3              6
   and 600 shares issued and outstanding at December 31, 1994

COMMITMENTS & CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value:
   5,000,000 shares authorized;
   Series A Convertible Preferred stock -
   1,000 shares issued and outstanding December 31, 1994                                 10
Common stock - $.01 par value:
   20,000,000 shares authorized;
   8,054,118 shares outstanding at June 30, 1995
   and 7,477,544 at December 31, 1994                                 80,541         74,773
Additional paid-in capital                                         5,264,401      5,070,024
Accumulated deficit                                               (1,423,762)    (1,571,373)
                                                                 -----------   ------------
                                                                   3,921,183      3,573,440

Less treasury stock (171,023 shares at cost)                        (292,077)      (292,077)
                                                                 -----------    -----------

   Total stockholders' equity                                      3,629,106      3,281,363
                                                                 -----------    -----------

   TOTAL                                                         $ 8,568,600    $ 8,259,611
                                                                 ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.


                                       4
                                       -

UNICO, INC.
-----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994
---------------------------------------------

                                          1995                      1994
                                          ----                      ----
REVENUES:
Coupon and advertising sales,
  net of discounts and allowances    $3,337,200                $3,604,675
Franchise fees                           28,150                    28,255
Other                                   166,549                   285,567
                                     ----------                ----------

TOTAL REVENUES                        3,531,899                 3,918,497
                                     ----------                ----------

EXPENSES:
Production                            2,470,180                 2,503,510
General and administrative              709,770                 1,034,143
Franchise development                    96,949                    76,759
Interest Expense - Affiliate             39,384                    38,528
Interest Expense - Other                 65,356                    45,150
                                     ----------                ----------

TOTAL EXPENSES                        3,381,639                 3,698,090
                                     ----------                ----------


NET INCOME BEFORE                    $  150,260                $  220,407
INCOME TAXES

DEFERRED INCOME TAX EXPENSE               6,741
                                     ----------                ----------

NET INCOME                           $  143,519                $  220,407
                                     ==========                ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                  7,728,342                 6,883,766
                                     ==========                ==========

NET INCOME PER COMMON SHARE          $      .02                $      .03
                                     ==========                ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                                       5
                                       -

UNICO, INC.
-----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED June 30, 1995 and 1994
-----------------------------------------------

                                          1995                        1994
                                          ----                        ----
REVENUES:
Coupon and advertising sales,
  net of discounts and allowances   $6,384,074                  $7,383,478
Franchise fees                          28,150                      56,983
Other                                  259,518                     349,471
                                    ----------                  ----------

TOTAL REVENUES                       6,671,742                   7,789,932
                                    ----------                  ----------

EXPENSES:
Production                           4,568,344                   5,042,721
General and administrative           1,566,066                   2,015,435
Franchise development                  195,277                     142,492
Interest Expense - Affiliate            77,912                      77,056
Interest Expense - Other               107,061                      97,616
                                    ----------                  ----------

TOTAL EXPENSES                       6,514,660                   7,375,320
                                    ----------                  ----------


NET INCOME BEFORE                   $  157,082                  $  414,612
INCOME TAXES

DEFERRED INCOME TAX EXPENSE              9,470
                                    ----------                  ----------

NET INCOME                          $  147,612                  $  414,612
                                    ==========                  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 7,557,533                   6,867,566
                                    ==========                  ==========

NET INCOME PER COMMON SHARE               $.02                        $.06
                                    ==========                  ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                                       6
                                       -

UNICO, INC.
-----------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
-----------------------------------------------

                                                          1995          1994
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 147,612    $  414,612
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation & amortization                          251,149       265,790
    Provision for bad debts                               44,744        22,800
    Deferred income taxes                                  9,470
    Other income Effect
     of Exchange of Stock for Debt                      (121,561)
Changes in operating assets & liabilities:
    Accounts receivable                                 (196,191)     (281,077)
    Prepaid expenses and inventory                      (103,600)     (128,913)
    Deposits and other                                   (12,703)       47,568
    Accounts payable and accrued liabilities             227,707       484,547
    Deferred revenue                                    (107,879)     (183,427)
                                                       ---------      ---------
Net Cash Provided by Operating Activities                138,748       641,900
                                                       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                    (382,492)     (276,104)
Cash received from Stock Options                                        45,000
Repayment from note receivable                                         109,350
                                                       ----------      -------

Net Cash Used in Investing Activities                   (382,492)     (121,754)
                                                       ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                                                25,000
Proceeds from notes payable                              315,000       540,000
Payment of notes payable                                (289,775)     (123,462)
Payment of funding costs                                               (62,834)
                                                       ----------    ----------
Net Cash Provided by (Used in) Financing Activities       25,225       378,704
                                                       ----------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (218,519)      898,850
CASH AND CASH EQUIVALENTS,
  Beginning of Period                                    708,742       341,415
                                                       ---------     ---------
CASH AND CASH EQUIVALENTS,
  End of Period                                        $ 490,223   $ 1,240,265
                                                       =========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes                           $       0   $         0
  Cash paid for interest                                 192,607       174,672

   The accompanying notes are an integral part of the consolidated financial statements.

                                       7
                                       -

UNICO, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED June 30, 1995 and 1994
--------------------------------------------


1.        BASIS OF PRESENTATION
          ---------------------

 The interim consolidated financial statements at June 30, 1995 and for the three and six months ended June 30, 1995, and 1994 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1994 balance sheet was derived from the Company's audited financial statements.

 The accompanying unaudited financials are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended June 30, 1995 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.        COMMITMENTS & CONTINGENCIES
          ---------------------------

 The Florida Department of Revenue has issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totalling approximately $480,000 against the Company's subsidiary, Cal-Central Marketing Corporation. The Company has filed a formal objection to the Intent to Levy and intends to vigorously contest substantial aspects of the audit which resulted in the levy. A liability for this matter was recorded by the subsidiary in a prior period and is included in other long-term liabilities in the financial statements at December 31, 1994 and June 30, 1995. While the ultimate outcome cannot be predicted, management believes that the amount accrued for this contingency is adequate and that resolution of this issue will not have a material adverse effect on the Company's financial position or results of operation.


3.        INCOME TAXES
          ------------

 Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from the available net operating losses carryforward and has, therefore, provided a valuation allowance of $878,364. Given the level of net income before taxes in 1994, and the expectation of net income in 1995, the Company has recognized a net deferred tax asset of $267,000 at December 31, 1994 and $257,530 at June 30, 1995. A deferred income tax benefit of $267,000 was recognized for 1994 and $53,363 was recognized for the six months ended June 30, 1995. Management will continue to evaluate the need to increase or decrease the valuation allowance as operating results for 1995 develop further. The Company recognized a $9,470 deferred income tax provision for the six months ended June 30, 1995.


4.        OTHER INCOME
          ------------

 In February, 1994, the Company restructured a $130,000 Note Receivable and approximately $120,000 in accounts receivable from The American Education Corporation ("TAEC"), in connection with the recapitalization of TAEC. The terms of the restructuring provided for a cash payment of $75,000, a one year note for $50,000 with 7% annual interest, and 260,602 shares of TAEC Common Stock. The new note was paid in March 1994. In addition, the Company converted its TAEC Convertible Preferred Stock into 1,371,420 shares of TAEC Common Stock.

On June 9, 1994, the Company sold its investment in TAEC Common Stock for cash. Total proceeds of the sale were $501,520 and resulted in other income of approximately $340,000.

                                       8
                                       -

5.  EXCHANGE OF DEBT FOR STOCK
    --------------------------

  On February 22, 1995, the Company entered into an agreement with the holders of the Company's Redeemable Preferred stock to exchange 320 shares of such stock for 355,556 shares of Common stock. This transaction was completed with the issuance of these restricted shares on April 20, 1995. The impact of this transaction was a $320,000 reduction of required future cash redemption.

  As a component of the consolidation of administrative functions and reduction of debt at the Company's subsidiary, Cal-Central Marketing Corporation, the Company entered into agreements on February 22, 1995 with two vendors of the Company to exchange 92,963 shares of Common stock for $83,667 of accounts payable in lieu of cash payment. Additional agreements were reached on the same date with two note holders of Cal-Central Marketing Corporation, to exchange $115,250 of notes payable, in lieu of payment, for 128,055 shares of Common stock of the Company. These transactions were completed with the issuance of the restricted shares on April 20, 1995.

  Due to a prevailing market price that was lower than the agreed upon exchange price of common stock for these liabilities, the Company recognized gross benefit of approximately $120,000, offset by expenses or accrued expenses of approximately $80,000, which resulted in other revenue of approximately $37,000. Accounting for these events is reflected in the accompanying financial statements.

  Subsequent to December 31, 1994, the conversion rights to the Company's outstanding convertible preferred stock expired and the stock was cancelled.

                                       9
                                       -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
_______________________________________________________

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and saleable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

     The Company's working capital was $1,411,217 at June 30, 1995, a 3% increase from December 31, 1994. This change reflects: a decrease in Cash and Equivalents of $218,519 resulting primarily from payment of debt and additions to plant and equipment; a net increase of $151,447 in trade Accounts Receivable; an increase of $74,780 in paper Inventory at United Coupon Corporation ("United Coupon") in preparation for upcoming peak periods; and an increase of $28,818 in Prepaid Expenses related to payment of various annual charges and expenses. These increases were partially offset by an increase of $153,663 in Accounts Payable and a $34,485 increase in Accrued Liabilities related to increasing business activity and build up of inventory. Working capital was also aided by a $107,879 reduction in Deferred Revenue related to timing of work completion and billing at the end of the quarter as compared to the end of the year. Also, current Notes Payable was reduced by $88,477. Certain liabilities have maturity dates of less than twelve months. The Company has an established history of renewal for these items. Management has the intent and believes the Company has the ability to renew these items, thus, they have been appropriately classified as long term.

     Long term liabilities decreased by $30,546 during the period as a result of payment of debt and reclassification of pertinent portions to short term.

     Management has considered acquisitions and additions which have required substantial utilization of funds, as well as anticipated operating requirements for the near term, and believes that sufficient liquidity is available from operations and through borrowing capacity to support the requirements of continuing operations for the foreseeable future. Management considers acquisition of existing businesses and product lines as appropriate means for accelerating the growth of the Company and for providing return to investors. Such transactions, if completed, could require securities, debt, or cash beyond that currently available within the Company. Management will consider appropriate options available in providing such funding.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1995
AS COMPARED TO THE QUARTER ENDED JUNE 30, 1994
----------------------------------------------

     Gross Revenue for the quarter ended June 30, 1995 declined 10% from the same period in 1994, from $3,918,497 to $3,531,899. Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 95% of total revenue for 1995, decreased by 7%, from the corresponding period in 1994. Coupon Sales from United Coupon Corporation were equivalent to the prior year, at $1,363,511 compared to $1,365,331 for the same period in 1994.
National Account sales and Commercial Printing revenue increased approximately $204,147 during the current period, while Advertising Sales at Cal-Central declined by $471,622. The increase in National Account sales is related to heavier emphasis on this revenue source within United Coupon. The increase in Commercial Printing is a result of the establishment of this specialty printing division within United Coupon during the latter portion of 1994. The Cal-Central decline was caused by a reduction in menu products produced for two national restaurant chains and planned down-sizing through the elimination of marginally profitable sales locations.

     Franchise Fee Income for the period was virtually equal to the prior year, with $28,150 reported for the 1995 quarter compared to $28,255 for the same
period in 1994.   Franchise sales continue to receive intensive effort and
management attention.

     Other Revenue for the current period was $166,549 compared to $285,567 in 1994. Included in the 1994 results, is $175,000 of non-recurring proceeds from the sale of the Company's prior publishing assets and

                                      10
                                      --
subsequent third party investment. Included in 1995 results is approximately $37,000 of other income related to the exchange of common stock for payment of liabilities at an exchange price per share that was greater than the prevailing market price for common stock.

     Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased $33,330 during the 1995 quarter in contrast to the same period in 1994. This decrease is related to the decline in Advertising Sales and related production activities at Cal-Central, offset by the higher levels of Commercial Printing at United Coupon.

     General and Administrative Expense decreased 31% over the same period last year primarily as a result of cost containment and consolidation of administrative functions at Cal-Central. The decrease is comprised of a $294,088 expense reduction at Cal-Central along with a similar reduction of $29,949 at United Coupon.

     Franchise Development Costs, which include the costs of developing, advertising, selling, training and supporting United Coupon franchises, increased approximately 26% during the 1995 quarter, from $76,759 in 1994 to $96,949 in 1995. This increase reflects expanded advertising for new franchise sales as well as the addition of franchise sales staff.

     Interest Expense - Other increased 45% over the same period last year as a result of higher prevailing interest rates and slightly higher levels of debt subject to interest.

     Net Income for the current period declined by $76,888 from the prior year as a result of the non-recurring Other Revenue experienced in 1994, offset partially by the net effect of revenue variations and cost reductions noted above.

     The Company is currently involved in the consolidation of administrative functions for its subsidiary, Cal-Central Marketing, with those of the parent company, resulting in the elimination of several positions and the future reduction of administrative and operating costs.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994
-------------------------------------------------

     Gross Revenue for the six months ended June 30, 1995 declined 14% from the same period in 1994, from $7,789,932 to $6,671,742. Coupon and Advertising Sales, which represent 96% of total revenue for 1995, decreased by 13%, from the corresponding period in 1994. Coupon Sales from United Coupon Corporation were $3,541,381 compared to $2,894,133 for the same period in 1994. United Coupon's coupon sales increase was offset by a decline in revenues at Cal-Central from $4,300,000 in 1994 to $2,842,973 in 1995. This lower sales level at Cal-Central was caused by a decline in menu products produced for two national restaurant chains, along with planned down-sizing through the elimination of marginally profitable sales offices. The increase in Coupon and Advertising Sales at United Coupon was caused by increases in both National Account Advertising Sales and Commercial Printing.

     Franchise Fee Income for the 1995 period was $28,150 compared to $56,983
reported for the same period in 1994.   Franchise sales efforts are continuing
on an intensified basis.

     Other revenue declined by $89,953 during the first six months of 1995 compared to the prior year as a result of $190,000 in non-recurring revenue recognized during the 1994 period related to the disposition of the Company's prior publishing assets and investment. Included in 1995 results is approximately $37,000 in other income related to the exchange of common stock for payment of liabilities at an exchange price per share that was greater than the prevailing market price for common stock.

                                      11
                                      --

     Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased 9% during the 1995 period in contrast to the same period in 1994.
This $474,377 decrease is caused by the decline in Coupon and Advertising Sales.

     General and Administrative Expense decreased 22% over the same period last year primarily as a result of cost containment and consolidation of administrative functions at Cal-Central. The decrease is comprised of a $440,000 expense reduction at Cal-Central and a $9,369 reduction at United Coupon.

     Franchise Development Costs, which include the costs of developing, advertising, selling, training and supporting United Coupon franchises, increased approximately 37% during the 1995 period, from $142,492 in 1994 to $195,277 in 1995. This increase reflects expanded advertising for new franchise sales as well as addition of franchise sales staff.

     Interest Expense - Other increased 9% over the same period last year as a result of higher prevailing interest rates and slightly higher debt levels subject to interest.

     Net Income for the six month period declined by $267,000 from the prior year as a result of the non-recurring revenue experienced in 1994, offset by the net effect of the revenue variations and cost reductions noted above.

                                      12
                                      --

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1.  Legal Proceedings
         -----------------

         Omitted from this report as inapplicable.

Item 2.  Changes in Securities
         ---------------------

         Omitted from this report as inapplicable.

Item 3.  Default Upon Senior Securities
         ------------------------------

         Omitted from this report as inapplicable.

Item 4.  Submission of Matters to Vote of Securities Holders
         ---------------------------------------------------

         Omitted from this report as inapplicable.

Item 5.  Other Information
         -----------------

         Omitted from this report as inapplicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A. Exhibits
            Omitted from this report as inapplicable.

         B. Report on Form 8-K

                   There were no reports on Form 8-K filed or required to be filed for the quarter ended June 30, 1995.


                                      13
                                      --

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

                                       UNICO, INC.



August 11, 1995                        By: s/W. Douglas Frans
                                           -------------------------
                                             W. Douglas Frans
                                             Chief Executive Officer
                                             and President



                                       By: s/Rodney L. Kroutil
                                           -------------------------
                                             Rodney L. Kroutil
                                             Chief Financial Officer


                                      14
                                      --