Form 10-Q
period 1995-09-30
UNICO INC
filed 1995-11-14
CIK 797564

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                      SEPTEMBER 30, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     _____________________________________

FOR THE QUARTER ENDED SEPTEMBER 30, 1995       COMMISSION FILE # 0-15303

                                  UNICO, INC.
                                  -----------
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                        73-1215433
         --------                                        ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification Number)

                 1101-B SOVEREIGN ROW, OKLAHOMA CITY, OK  73108
                 ----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

(Registrant's telephone number, including area code)            (405) 848-9511
                                                                --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes    X    No
                                                         ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS:  COMMON STOCK, $.01 PAR VALUE
                      ------------------------------------

Number of SHARES OUTSTANDING as of November 13, 1995          7,883,095
                                                              ---------

                                  UNICO, INC.


                                     INDEX
                                     -----

                                                                PAGE NO.
                                                                --------

PART 1 - FINANCIAL INFORMATION

     ITEM 1    CONSOLIDATED BALANCE SHEETS
               September 30, 1995 and December 31, 1994            3 & 4

               CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Quarter Ended September 30, 1995
               and the Quarter Ended September 30, 1994              5

               For the Nine Months Ended September 30, 1995
               and the Nine Months Ended September 30, 1994          6

               CONSOLIDATED STATEMENTS OF CASH FLOW
               For the Nine Months Ended September 30, 1995
               and the Nine Months Ended September 30, 1994          7

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS    8

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS         11

PART 11 - OTHER INFORMATION                                          15

SIGNATURE PAGE                                                       16


                         PART 1.  FINANCIAL INFORMATION

UNICO, INC.
CONSOLIDATED BALANCE SHEETS                              1 of 2
---------------------------                              ------

                                              September 30,   December 31,
                                              -------------   ------------
                                                  1995           1994
                                              -------------   ------------

ASSETS
------
CURRENT:

Cash and Cash Equivalents                      $   381,446    $   708,742
Accounts Receivable:
  Trade (net of allowance for uncollectible
  accounts of $332,608 and $334,553)             1,515,503      1,789,437
Inventory                                          366,581        214,402
Notes Receivable                                     6,482          6,482
Notes Receivable - Stockholders                    280,000        280,000
Prepaid Expenses                                   111,546        109,415
Deferred Tax Asset                                  19,134         19,134
                                               -----------    -----------
   Total current assets                          2,680,692      3,127,612

PROPERTY:

Furniture, fixtures and equipment                4,666,330      4,010,540
Leasehold improvements                             185,093        136,144
   Less accumulated depreciation                (1,727,552)    (1,377,225)
                                               -----------    -----------
   Property, net                                 3,123,871      2,769,459

GOODWILL (net of amortization of
   $305,763 and $272,754)                        1,719,258      1,627,826

DEFERRED TAX ASSET                                 247,866        247,866

DEPOSITS AND OTHER                                 382,625        486,848
                                               -----------    -----------

TOTAL                                          $ 8,154,312    $ 8,259,611
                                               ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.
CONSOLIDATED BALANCE SHEETS                              2 of 2
---------------------------                              ------

                                                  September 30,   December 31,
                                                      1995           1994
                                                  -------------   ------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                   $ 1,511,122    $ 1,074,977
Accrued liabilities                                    298,756        277,021
Notes payable, current portion                         351,190        301,252
Deferred revenue                                        (8,324)       107,879
                                                   -----------    -----------
   Total current liabilities                         2,152,744      1,761,129

LONG TERM LIABILITIES:
Notes Payable                                        1,353,834      1,153,556
Convertible debenture - Affiliate                    1,250,000      1,250,000
Subordinated debenture                                 560,000        560,000
Other                                                  300,000        253,563
                                                   -----------    -----------
   Total long term liabilities                       3,463,834      3,217,119
                                                   -----------    -----------
   Total liabilities                                 5,616,578      4,978,248

REDEEMABLE PREFERRED STOCK:
Preferred stock - $.01 par value;
   5,000,000 shares authorized;
   Series A and B Redeemable Preferred stock -
   280 shares issued and outstanding at
   September 30, 1995 and 600 shares issued and
   outstanding at December 31, 1994                          3              6

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
   5,000,000 shares authorized;
   Series A Convertible Preferred Stock -
   1,000 shares issued and outstanding
   December 31, 1994                                                       10
Common stock - $.01 par value;
   20,000,000 shares authorized;
   8,054,118 shares outstanding at
   September 30, 1995 and 7,477,544 shares
   outstanding at December 31, 1994                     80,541         74,773
Additional paid-in capital                           5,264,401      5,070,024
Accumulated deficit                                 (2,515,134)    (1,571,373)
                                                   -----------    -----------
                                                     2,829,811      3,573,440
Less treasury stock (171,023 shares at cost)          (292,077)      (292,077)
                                                   -----------    -----------
   Total stockholders' equity                        2,537,734      3,281,363
                                                   -----------    -----------

TOTAL                                              $ 8,154,312    $ 8,259,611
                                                   ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994
--------------------------------------------------


                                             1995          1994
                                         -------------  ----------

REVENUES:

Coupon and advertising sales,
   net of discounts and allowances       $  2,108,155   $3,390,707
Franchise fees                                 36,430          160
Other                                          78,827      165,059
                                         ------------   ----------

TOTAL REVENUES                              2,223,412    3,555,926

EXPENSES:

Production                                  1,909,151    2,548,899
General and administrative                    815,930      719,819
Franchise development                          92,948       92,464
Interest expense - affiliate                   39,384       38,528
Interest expense - other                       52,216       55,478
Restructuring cost                            362,549            0
                                         ------------   ----------

TOTAL EXPENSES                              3,272,178    3,455,188
                                         ------------   ----------

NET INCOME (LOSS) BEFORE INCOME TAXES      (1,048,766)     100,738

DEFERRED INCOME TAX EXPENSE                     5,499            0
                                         ------------   ----------

NET INCOME (LOSS)                         ($1,054,265)  $  100,738
                                         ============   ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       7,883,095    6,932,298
                                         ------------   ----------

NET INCOME (LOSS) PER COMMON SHARE             ($.133)       $.015
                                         ============   ==========



   The accompanying notes are an integral part of the consolidated financial statements
                                       .

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
-----------------------------------------------------


                                            1995         1994
                                         -----------  -----------
REVENUES:

Coupon and advertising sales,
   net of discounts and allowances       $8,494,710   $10,774,184
Franchise fees                               65,455        57,143
Other                                       293,526       514,531
                                         ----------   -----------

TOTAL REVENUES                            8,853,691    11,345,858

EXPENSES:

Production                                6,351,681     7,591,620
General and administrative                2,506,846     2,735,254
Franchise development                       292,708       234,956
Interest expense - affiliate                117,296       115,584
Interest expense - other                    156,575       153,094
Restructuring cost                          362,549             0
                                         ----------   -----------

TOTAL EXPENSES                            9,787,655    10,830,508
                                         ----------   -----------

NET INCOME (LOSS) BEFORE INCOME TAXES      (933,964)      515,350

DEFERRED INCOME TAX EXPENSE                  12,834             0
                                         ----------   -----------

NET INCOME (LOSS)                         ($946,798)  $   515,350
                                         ==========   ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                     7,640,215     6,889,197
                                         ----------   -----------

NET INCOME (LOSS) PER COMMON SHARE           ($.123)        $.075
                                         ==========   ===========



   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         1995         1994
                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     ($ 946,798)  $ 515,350
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                         396,894     397,354
   Provision for bad debts                                34,172      37,498
   Deferred income taxes
   Other income effect of exchange of stock for debt    (124,441)
Changes in operating assets and liabilities:
   Accounts receivable                                   239,764    (387,044)
   Prepaid expenses and inventory                       (154,312)   (128,722)
   Deposits and other                                     84,048     (29,047)
   Accounts payable and accrued liabilities              504,317     168,160
   Deferred revenue                                     (116,203)   (236,022)
                                                     -----------   ---------
Net Cash Provided (Used) by Operating Activities         (82,559)    337,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                    (704,739)   (304,115)
Cash received from stock options                         200,132     107,900
Repayments from notes receivable                               0     109,350
                                                     -----------   ---------
Net Cash Provided (Used) In Investing Activities        (504,607)    (86,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                                       0      25,000
Proceeds from notes payable                              165,000     959,328
Payment of notes payable                                  85,216    (760,012)
Payment of funding costs                                   9,654     (87,075)
                                                     -----------   ---------
Net Cash Provided (Used) In Financing Activities         259,870     137,241
                                                     -----------   ---------

CHANGE IN CASH AND CASH EQUIVALENTS:                    (327,296)    387,853
Cash and Cash Equivalents - Beginning of Period          708,742     341,415
                                                     -----------   ---------
Cash and Cash Equivalents - End of Period            $   381,446   $ 729,268
                                                     ===========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for income taxes                        $         0   $       0
   Cash paid for interest                            $   273,871   $ 268,678
   Exchange of receivables for stock                 $         0   $ 148,695

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

1.  BASIS OF PRESENTATION
    ---------------------

The interim consolidated financial statements at September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1994 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.  COMMITMENTS & CONTINGENCIES
    ---------------------------

The Florida Department of Revenue has issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central Marketing Corporation. The Company has filed a formal objection to the Intent to Levy and intends to vigorously contest substantial aspects of the audit which resulted in the levy. A liability for this matter was recorded by the subsidiary in a prior period and is included in other long-term liabilities in the financial statements at December 31, 1994 and September 30, 1995. While the ultimate outcome cannot be predicted, management believes that the amount accrued for this contingency is adequate and that resolution of this issue will not have a material adverse effect on the Company's financial position or results of operation.

3.  INCOME TAXES
    ------------

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from the available net operating losses carryforward and has, therefore, provided a valuation allowance of $878,364. Given the level of net income before taxes in 1994, and the expectation of net income over the upcoming twelve months, the Company has recognized a net deferred tax asset of $267,000 at December 31, 1994 and $257,000 at September 30, 1995. A deferred income tax benefit of $267,000 was recognized for 1994 and $53,363 was recognized for the six months ended June 30, 1995. Management will continue to evaluate the need to increase or decrease the valuation allowance as operating results for 1995 develop further. The Company recognized a $9,470 deferred income tax provision for the six months ended June 30, 1995.

4.  OTHER INCOME
    ------------

In February, 1994, the Company restructured a $130,000 Note Receivable and approximately $120,000 in accounts receivable from The American Education Corporation ("TAEC"), in connection with the recapitalization of TAEC. The terms of the restructuring provided for a cash payment of $75,000, a one year note for $50,000 with 7% annual interest, and 260,602 shares of TAEC Common Stock. The new note was paid in March, 1994. In addition, the Company converted its TAEC Preferred Stock into 1,371,420 shares of TAEC Common Stock.

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

Subsequent to December 31, 1994, the conversion rights to the Company's outstanding Convertible Preferred stock expired and the stock was canceled.

6.  SUBSIDIARY RESTRUCTURING
    ------------------------

The Company acquired Cal-Central Marketing Corporation as a wholly owned subsidiary on October 27, 1993. Operating profitability and cash flow for the subsidiary have been below management's expectations and potential since the acquisition. A significant liquidity shortfall occurred for this subsidiary during the quarter ended September 30, 1995, prompting management of UNICO to assume control over all administrative functions of the subsidiary. In this process, it was determined to be in the best interests of shareholders and the Company to close the Fort

Lauderdale, Florida production facility and consolidate art and printing functions for Cal-Central into the Company's newly expanded facility in Springfield, Virginia. A restructuring charge comprised of estimated costs related to this closing was recorded during the quarter ended September 30, 1995. This non-recurring expense was comprised of the following:


 Leasehold Improvement Forfeiture         $19,426.
 Liquidation Discount on Furniture and     28,013.
  Fixtures
 Deposits Forfeiture                       34,110.
 Employee Severance                        15,000.
 Distributor Cancellations                 30,000.
 Legal, Accounting, Moving, and
  Facilities Lease Cancellation            36,000.

In addition, the reserve for doubtful accounts was increased by $200,000 to reflect the impact of interruptions in advertising product development and distribution related to the liquidity shortfall and movement of production functions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

  The Company's working capital was $527,948 at September 30, 1995, a 61% decrease from December 31, 1994. This change reflects: a decrease in Cash and Equivalents of $327,296 resulting primarily from operating losses, payment of debt and additions to plant and equipment; a net decrease of $273,934 in trade Accounts Receivable, related to impairment of collectibility of accounts receivable at Cal-Central Marketing Corporation ("Cal-Central"); an increase of $152,179 in paper Inventory at United Coupon Corporation ("United Coupon") in preparation for upcoming peak periods; and an increase of $2,131 in Prepaid Expenses related to payment of various annual charges and expenses. These changes were impacted by an increase of $436,145 in Accounts Payable, primarily due to seasonal factors at United Coupon, and a $21,735 increase in Accrued Liabilities related to accrual of non-recurring restructuring costs at Cal-Central. Working capital was aided by a $116,203 reduction in Deferred Revenue related to timing of work completion and billing at the end of the quarter as compared to the end of the year. Also, current Notes Payable increased by $49,938. Certain liabilities have maturity dates of less than twelve months. The Company has an established history of renewal for these items. Management has the intent and believes the Company has the ability to renew these items, thus, they have been appropriately classified as long term.

  Long term liabilities increased by $246,715 during the period as a result of financing for equipment additions.

  During the quarter ended September 30, 1995, the Company's subsidiary Cal-Central developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions. In addition, management arranged a deferral of unsecured debenture interest payments which were due in October, 1995. Also, interim financing was arranged with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. Management is optimistic that the plan for Cal-Central will be successful and that the interim financing will be sufficient to allow time for an appropriate reduction of debt within limits that are comfortably supportable by total Company operations. Such actions could require securities, debt, or cash beyond that currently available within the Company. Management will consider appropriate options available in providing such funding.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1995
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1994
---------------------------------------------------

  Gross Revenue for the quarter ended September 30, 1995 declined 37% from the same period in 1994, from $3,555,926 to $2,223,412. Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 95% of total revenue for 1995, decreased by 38% from the corresponding period in 1994. Coupon Sales from United Coupon Corporation increased approximately 3% over the prior year, at $1,636,029 compared to $1,591,342 for the same period in 1994. National Account sales and Commercial Printing revenue increased approximately $32,000 during the current period, while Advertising Sales at Cal-Central declined by $1,318,218. The increase in National Account sales is related to heavier emphasis on this revenue source within United Coupon. The increase in Commercial Printing is a result of the establishment of this specialty printing division within United Coupon during the latter portion of 1994. The Cal-Central decline was caused by an interruption of advertising product distribution by two key distributors and a temporary liquidity shortfall within Cal-Central which reduced short term sales opportunities.

  Franchise Fee Income for the period improved substantially from the prior year, with $36,430 reported for the 1995 quarter compared to $160 for the same period in 1994. Franchise sales continue to receive intensive effort and management attention.

  Other Revenue for the current period was $78,827 compared to $165,059 in 1994. The decline is directly related to non-recurring revenue received during the 1994 period related the sale of publishing assets.

  Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by $639,748 during the third quarter of 1995 in contrast to the same period in 1994. This decrease is related to the decline in Advertising Sales and related production activities at Cal-Central, partially offset by higher levels of Commercial Printing at United Coupon.

  General and Administrative Expense decreased by 13% over the same period last year primarily as a result of cost containment and consolidation of administrative functions at Cal-Central, partially offset by increased costs related to expanded production facilities at United Coupon.

  Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchises, was approximately equal to the prior year.

  Interest Expense - Other decreased 6% over the same period last year as a result of lower prevailing interest rates applied against slightly higher levels of debt subject to interest.

  During the quarter ended September 30, 1995, the Company's subsidiary, Cal-Central, experienced a significant cash flow shortfall as a result of the temporary interruption of product distribution by two key distributors. This shortfall received reaction from UNICO management through the initiation of a restructuring plan to reduce Cal-Central administrative overhead and operating expenses and to implement more efficient and effective approaches to sales administration and product manufacturing. During the initial phases of restructuring, Cal-Central was unable to meet all product art and printing requirements resulting in the deferral of $366,545 of product sales revenue from the third quarter into future periods.

  In addition, the interruption of distribution of Cal-Central products caused a delay in Cal-Central's ability to meet the distribution commitment of advertising sales contracts. In management's opinion, this delay caused an impairment of approximately $200,000 in the collectibility of trade accounts receivable related to these contracts. This impairment has been reflected as a non-recurring expense during the period.

  As a component of the restructuring plan for Cal-Central, the Fort Lauderdale, Florida art and printing facility will be closed and related functions will be transferred to the Company's newly-expanded facility in Springfield, Virginia.
A non-recurring restructuring charge of $162,549 was recorded during the quarter ended September 30, 1995, to reflect the costs of closing the Fort Lauderdale plant and transferring art and printing functions and equipment to the Springfield facility. These closing and transferring actions are expected to be completed in December, 1995.

  Net Loss for the current period was $1,054,265 compared to net income of $100,738 for the prior year. This significant decline is directly related to the restructuring of Cal-Central, including the interruption of art and printing functions which delayed the realization of revenue from advertising sales, as well as the net effect of revenue variations and cost reductions noted above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994
-------------------------------------------------------

  Gross Revenue for the nine months ended September 30, 1995, declined 22% from the same period in 1994, from $11,345,858 to $8,853,691. Coupon and Advertising Sales, which represent 96% of total revenue for 1995, decreased by 21%, from the corresponding period in 1994. Coupon Sales from United Coupon Corporation were $5,179,611 compared to $4,485,475 for the same period in 1994. United Coupon's coupon sales increase was offset by a decline in revenues at Cal-Central from approximately $6,100,000 in 1994 to $3,358,610 in 1995. This lower sales level at Cal-Central was caused by a temporary interruption of product distribution by two key distributors and a resultant working capital shortfall. The increase in Coupon and Advertising Sales at United Coupon was caused by increases in both National Account Advertising Sales and Commercial Printing.

  Franchise Fee Income for the 1995 period was $65,455 compared to $57,143 reported for the same period in 1994. Franchise sales efforts are continuing on an intensified basis.

  Other revenue declined by $221,005 during the first nine months of 1995 compared to the prior year primarily as a result of $190,000 in non-recurring revenue recognized during the 1994 period related to the disposition of the Company's prior publishing assets and investment. Included in 1995 results is approximately $37,000 in other income related to the exchange of common stock for payment of liabilities at an exchange price per share that was greater than the prevailing market price for common stock.

  Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased 16% during the 1995 period in contrast to the same period in 1994. This $1,239,939 decrease is caused by the decline in Coupon and Advertising Sales.

  General and Administrative Expense decreased 8% over the same period last year primarily as a result of cost containment and consolidation of administrative functions at Cal-Central, partially offset by costs related to plant expansion at United Coupon.

  Franchise Development Costs, which include the costs of developing, advertising, selling, training and supporting United Coupon franchises, increased approximately 25% during the 1995 period, from $234,956 in 1994 to $292,708 in 1995. This increase reflects expanded advertising for new franchise sales as well as addition of franchise sales staff and management.

  Interest Expense was approximately equal to the prior year.

  Non-recurring Restructuring Cost of $362,549 was recorded during the nine month period of 1995 to reflect the costs associated with restructuring Cal-Central, closing the Fort Lauderdale plant, transferring art and production functions to the Springfield facility, and impairment of accounts receivable related to temporary interruption of distribution for Cal-Central.

  Net Loss for the nine month period was $946,798 compared to net income of $575,350 for the prior year. This decline in net income is the net effect of the revenue variations and cost reductions noted above coupled with non-recurring costs incurred during 1995 related to the restructuring of Cal-Central and non-recurring revenue recognized during the 1994 period related to sale of the Company's former publishing assets.

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

Item 5.     Other Information
            -----------------
            Omitted from this report as inapplicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            A.  Exhibits
                Omitted from this report as inapplicable

            B.  Reports on Form 8-K
                There were no reports on Form 8-K filed or required to be filed for the quarter ended
                September 30, 1995.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

                                           UNICO, INC.



November 14, 1995                          By:   /s/  W. Douglas Frans
                                               ---------------------------------
                                               W. Douglas Frans
                                               Chief Executive Officer
                                               and President





                                           By:  /s/  Ted W. Strickland
                                               ---------------------------------
                                               Ted W. Strickland
                                               Chief Financial Officer