Form 10KSB
period 1995-12-31
UNICO INC
filed 1996-04-15
CIK 797564

                                  FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                    December 31, 1995

                           Commission File #0-15303


                                  UNICO, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                         73-1215433
- ------------------                         -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                    8380 Alban Road, Springfield, VA 22150
              ---------------------------------------------------
              (Address of principal executive offices )(Zip Code)

(Registrant's telephone no., including area code)            (703) 644-0200
                                                           -------------------

                 1101-B Sovereign Row, Oklahoma City, OK  73108
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                                   Warrants

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes   X     No ___
                                                          --

    Check if there is no disclosure of delinquent filers in response to Item
 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

    Revenues for year ended December 31, 1995.                $10,480,507

    Aggregate market value of the voting common stock held by non-
affiliates of the registrant as of April 1, 1996, was:         $2,207,261

    Number of shares of the registrant's common stock outstanding as of
 April 1, 1996 was:                                             7,883,095

                                  UNICO, Inc.
                                  FORM 10-KSB


                                    PART I

Item 1.  Description of Business
- --------------------------------

General
- -------

    UNICO, Inc., (the Company), was incorporated on April 11, 1984 under the laws of the State of Delaware. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises, commenced during May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields.

The Company's Business
- ----------------------

    Presently, the Company operates as a publicly-owned holding company with two active wholly-owned subsidiaries, United Coupon Corporation ("United Coupon") and Cal-Central Marketing Corporation, ("Cal-Central"), involved in cooperative advertising. United Coupon is involved in cooperative direct mail advertising through franchising and production. Cal-Central is involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Management's plans for expansion of the existing cooperative advertising operations include internal growth through the granting of additional franchises, opening of additional marketing centers and introducing new products for use and sale by franchisees. Management has also stated intentions to expand operations through acquisition of existing businesses operating in related fields.

    The Company's cooperative advertising and production business involves the design, layout, printing, packaging and distributing of public relations, marketing materials and promotional coupons for private businesses, usually involved in retailing goods or providing professional services. Cal-Central's cooperative advertising process also includes sales of advertising through independent sales representatives.

    Franchising activities related to this business involve the granting and administering of independent franchise operations to conduct cooperative direct mail advertising sales. All activities related to franchising are conducted through the Company's wholly-owned subsidiary, United Coupon, acquired on July 17, 1987. At year end, December 31, 1995, United Coupon had approximately 66 active Area franchise operations and one Regional Franchise.

The Company's Markets
- ---------------------

                      Cooperative Direct Mail Advertising
                      -----------------------------------

    The customer base of most local retailers and professionals comes from within a three mile radius of their location, therefore it is difficult for them to advertise effectively and economically. The Company believes that direct mail is an effective advertising method for the local merchant and professional since they can target a specific area and have substantial saturation of their advertising message. Radio and television advertising, in contrast, is costly to produce and air. The advertiser is paying for broadcasting over a large metropolitan area, much of which is not part of its customer base. It may not be efficient or affordable unless the advertiser has multiple locations. Major city newspapers are also comparatively expensive since they, too, cover an entire city and not just the specific area relevant to the local retailer and professional. In addition, newspapers usually contain large amounts of advertising, which may limit the effectiveness of small ads.

    Individual direct mail programs are also expensive, when the cost of postage, design, envelopes, printing, and mailing lists are considered. Cooperative direct mailing of advertisements for several businesses in one mailing, substantially reduces the advertisers' cost from the price of an individual direct mail program.

    The Company's franchisees sell cooperative direct mail advertising to retailers and service organizations in a given market area. They assist each business owner with the design and content of advertisements or coupons. The Company produces and mails a packet of coupons (usually consisting of fifteen or more coupons) to thousands of homes in a targeted geographic area. The Company receives a majority of its revenue by providing, on a wholesale basis to its distributors, a complete mailing service. Such services include computerized design, typesetting, paste-up, proofing, printing, inserting, addressing, and mailing, as well as paper, envelopes, labels and postage.

    The market segment targeted by the Company's franchisees includes local retailers, service businesses and professional organizations. In addition, specialty mailings are conducted on a regular basis and major consumer products companies, that market on a national level, are solicited to advertise in the Company's mailings.

                                  Franchising
                                  -----------

    The Company targets the major markets of the United States with a population of 500,000 or more. Each Area franchise territory can consist of 50,000 to 80,000 mailable homes. Franchise prospects are located through the use of local and national advertising, franchise shows and seminars, and a network of franchise sales representatives. Sales tools consist of Company brochures, a franchise sales booth, and a video presentation.

    The Company has also implemented a franchise sales program whereby the Company assists existing franchisees in selling parts of their respective territories. Generally, franchise territories which would be involved in this program, are those which have more than 150,000 mailable homes.

    Each franchise consists of an independent operation in an exclusive territory in which no competition from other Company franchisees is allowed.
The Company provides the franchisee with a thorough, individually-oriented, two-week training program covering all facets of the business. In addition, the Company provides the franchisee with operation manuals, sales support materials, market softeners (direct mailings to potential customers), use of its trademarks and logos, WATTS telephone and FAX service for transferring layouts, and continuing management support, including research and development.

    Franchise fees are based upon the total number of mailable homes in the exclusive territory. Area franchise fees are $21,900 for 50,000 mailable-home territories plus $1,500 for each additional increment of 10,000 mailable-home territories. Generally, the franchise agreements are for a period of ten years, and are renewable at the option of the franchisee, if certain conditions are met. These agreements include a performance clause which is based upon a minimum distribution standard and frequency of mailings over the term of the franchise agreements.

    Regional franchisees, in addition to operating an Area franchise, are directly involved in recruiting and training Area franchisees within their region. United Coupon carefully designed the Regional franchising program to provide substantial opportunity for the Regional franchisee, while maintaining appropriate corporate control over the approval of Area franchise grants and contractual agreements. A Regional Franchisee also has an exclusive territory, comprised of approximately 1,000,000 mailable homes, and supervises 15-18 Area Franchisees. The license fee for a Region is $51,000 to $59,000. Regional Franchisees attend one additional week of training at the corporate headquarters.

    The Company retains the right to terminate a franchise for a variety of reasons, including insolvency or bankruptcy, failure to operate the business according to prescribed standards, failure to pay fees, and material misrepresentation on an application for a franchise.

    Set forth below is the geographical location of the franchises in operation as of December 31, 1995.

          Alabama......  2  Maryland.....  6  North Carolina  3
          California...  5  Massachusetts  9  Oklahoma......  1
          Connecticut..  2  Minnesota....  2  Pennsylvania..  6
          Delaware.....  1  Nevada.......  1  South Carolina  0
          Florida......  1  New Hampshire  2  Tennessee.....  1
          Georgia......  3  New Jersey...  5  Texas.........  0
          Illinois.....  1  New York.....  8  Virginia......  6
          Louisiana....  1

               Acquisition of Cal-Central Marketing Corporation
               ------------------------------------------------

    On October 21, 1993, UNICO, Inc. (the "Company") and AEC Acquisitions,
Inc. ("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive Agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into AEC. The merger was effected on October 27, 1993, through the issuance of 1,200,000 shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company and 1,000 shares of Convertible Preferred Stock of the Company. The terms of the Redeemable Preferred Stock provided that such shares be redeemed for $600,000 at the holders' option after certain profit performance tests are met by Cal-Central. The shares of Convertible Preferred Stock were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The Convertible Preferred Stock expired in October 1994, with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted into 355,556 shares of Common Stock of the Company at a conversion price of $.90 per share, in lieu of cash redemption.

    The acquisition was accounted for as a purchase with a price of approximately $1,400,000. The operating results have been included in the consolidated financial statements of the Company since October 22, 1993. The Company acquired assets of $1,887,242 and assumed liabilities of $2,687,824. The excess purchase price over the fair value of the net assets acquired is recorded as goodwill in the accompanying balance sheet and is amortized on the straight line method over forty years.

                   Cooperative Distribution Point Advertising
                   ------------------------------------------

    With the acquisition of Cal-Central in October 1993, the Company acquired several new product lines including TV Sports & Movies Previews, Video Previews, Family Health & Fitness, bulletin board displays, cash register tape coupons and take-out menus. The advertising products are distributed primarily through supermarkets, pharmacies, restaurants and other specialty retailers.

    As of December 31, 1995, Cal-Central operated three regional sales offices. Cal-Central operated a complete art development and printing facility in Fort Lauderdale, Florida until December 15, 1995. Art and printing are now performed by third party suppliers and United Coupon. Sufficient printing capacity exists through these sources to increase business significantly above current levels.

    Marketing is currently done through three regional sales offices. Each office is staffed with at least one manager who is responsible for recruiting sales personnel, training a sales staff and directing the overall performance of the office. Sales personnel are recruited through advertising in local media. Training sessions are provided prior to sales personnel being authorized to represent the Company. Turnover of the straight commission sales representatives is high, due to the independent nature of these sales professionals. Many of this group represent other organizations and are, therefore, subject to changing opportunities that may impact their personal incomes. Management estimates that approximately 2% of inquiries received from independent sales representatives result in long term relationships for the Company. Successful sales representatives can earn over $40,000 per year, representing Cal-Central.

    The cost of opening a new sales office is $15,000-$20,000. This covers the cost of the manager and operating expenses for the two to three month start-up period prior to break-even. All sales managers receive an override on contracts generated by their sales representatives. There are no long-term guarantees or fixed salaries for these individuals. The Company makes small advances to sales personnel against commissions earned on partially completed sales contracts, on a selective and limited basis.

Independent Sales Representatives
- ---------------------------------

    The Company utilizes independent sales representatives for a majority of the advertising sales completed by Cal-Central. Cal-Central has independent sales agreements with these individuals and is subject to decisions by the independent sales representatives to devote their efforts to other sales opportunities which may arise for them with other organizations. Failure to maintain a ready team of qualified independent sales personnel could result in a loss of future sales of Cal-Central advertising products or a limitation on the growth opportunities for this segment of the Company's business.

Trade Names, Service Marks and Logo Types
- -----------------------------------------

    The United Coupon Corporation service mark was registered with the United States Patent Office on Principal Register, register number 1,310,366 on December 16, 1984. In addition, the service mark was registered in the Commonwealth of Virginia on April 27, 1984.

    Pursuant to its License Agreement, United Coupon Corporation authorizes franchisees to operate a United Coupon cooperative direct mail,advertising business under the name United Coupon and in accordance with the United Coupon System. In connection with the operation of a United Coupon cooperative direct mail advertising business, franchisees are authorized to use the name and service mark "UNITED COUPON" as well as other such service marks or commercial symbols as United Coupon from time to time adopts and makes a part of the United Coupon System.

Government Regulation
- ---------------------

    The Company is subject to regulation under the rules of the Federal Trade Commission regarding disclosure of certain information for the sale of franchises as well as state regulatory authorities in certain states where the Company does business. Statutory provisions in certain states impose certain substantive requirements on the relationship between the franchiser and the franchisee. Management believes the Company is in material compliance with such regulatory requirements.

Competition
- -----------

    The advertising industry is highly competitive with many firms having vast resources competing for businesses' advertising dollars. The Company's business, primarily cooperative advertising delivered through direct mail or through distributors, is a relatively small, but rapidly growing segment of the advertising industry. The Company's major competitors in direct mail cooperative advertising are Val-Pak, Money Mailer, American Advertising Distributors and Super Coups. Management estimates the Company has about 5% of that market segment. The Company's major competitor in the distributor-based cooperative advertising niche, is TV Fanfare. Management estimates the Company has less than 5% of that market segment. There are a large number of small, independent businesses operating in each market segment serviced by the Company.

Employees
- ---------

    The Company had 120 employees as of December 31, 1995. The Company also relies upon commissioned sales representatives involved in the franchise sales operations and temporary workers during peak production periods at United Coupon. At Cal-Central, temporary workers are also used during peak periods and independent sales representatives are used to sell advertising.

Item 2. Description of Property
- -------------------------------

    The Company operates its corporate headquarters and its coupon sales and franchise activities (United Coupon) through an office and production facility at 8380 Alban Road, Springfield, VA 22150. This space is leased for a monthly fee of approximately $30,000 covering approximately 63,000 square feet. This lease expires in April 2005.

    Until March 31, 1996, the Company's corporate office was located at 1101 Sovereign Row, Oklahoma City, OK 73108. The Company is leasing this space with a base monthly fee of $3,045, covering approximately 6,137 square feet. This lease expires in May 1997. The Company has subleased approximately 3,200 square feet of its total space to two non-affiliated entities for a total monthly fee of $2,582. The Company has consolidated former operations conducted from this office with those of United Coupon in Springfield, VA and is seeking assignment of its position in the master lease.

    The Company also formerly operated a general office and production facility for Cal-Central, at 5420 N.W. 33/rd/ Avenue, Suite 100, Ft. Lauderdale, FL 33309. This facility was closed in December 1995. The Company is required to make final payments totaling $48,000 during 1996 as a condition for early termination of this lease.

Item 3.  Legal Proceedings
- --------------------------

    The Company's subsidiaries, United Coupon Corporation and Cal-Central Marketing Corporation, are involved in various legal actions associated with the normal conduct of business operations. No such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

    The 1994 Annual Meeting of Stockholders was held on July 21, 1995. The following directors were nominated and elected at this meeting:

                  W. Douglas Frans
                  Gerard R. Bernier
                  Gerald Bomstad, Jr.
                  Russell Cleveland
                  Leon Zajdel

    The Stockholders approved the following proposal by a vote of 5,242,985 for; 8,141 against; and 10,467 abstentions:

    To ratify Arthur Andersen LLP as independent accountants for the Company.

                                    PART II
                                    -------


Item 5.  Market for Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------

    On March 29, 1996, there were approximately 526 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's common stock exceeds 526. The Company's common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

    On October 26, 1993, the Company issued $435,000 of five year subordinated debentures with interest at 10.5% through October 1996, and 12% from November 1996 through October 1998, together with 230,000 common stock purchase warrants (referred to herein as the D .S. Warrants). The debentures and D. S. Warrants were offered in a private placement through Duncan-Smith Co., which received 30,000 warrants with the same terms and conditions noted above. The D. S. Warrants entitle the holders to purchase one share of common stock per warrant at prices which range from $.90 in 1994 to $1.40 in 1998. On January 11, 1994, an additional $25,000 of these debentures, along with 12,500 common stock purchase warrants, were issued under the same terms. At the time the warrants were issued, the exercise prices were in excess of the market price of the Company's common stock. The warrants are presently exercisable and expire in 1998. They contain anti-dilution provisions and registration rights for the underlying common stock. None of these warrants have been exercised.

    On November 22, 1993, an additional $100,000 of these debentures were issued to pay debt owed by Cal-Central. Terms and conditions were the same as stated above, including issuance of an additional 50,000 common stock purchase warrants. These warrants were exercised May 3, 1994 at $.90 per share.

    On June 30, 1995, the Company and Cal-Central Marketing Corporation entered into a $300,000 Subordinated Loan Agreement with six lenders. Interest is due quarterly at an annual rate of 12%. In conjunction with this financing, the Company issued 450,000 common stock purchase warrants. The warrants entitle the holders to purchase one share of common stock per warrant at an exercise price of $.90 per share. At the time these warrants were issued, the exercise price was in excess of the market price for the Company's common stock. The warrants are presently exercisable and expire on December 31, 2000. They contain anti-dilution provisions and registration rights for the underlying common stock. None of these warrants have been exercised.

     On October 6, 1995, the Company entered into a Convertible Loan Agreement with Renaissance Capital Group, Inc. and Duncan-Smith Investments Co. The terms of this agreement allow the periodic borrowing of up to $300,000 by the Company at an annual interest rate of 10%. No payments of principal or interest are required before July 1, 1997. The loan matures on October 1, 1997. At December 31, 1995, $273,500 had been advanced and was outstanding. The holders of the note have the right, at the holders' option, to convert at any time, all or any increments of $1,000 of the outstanding principal and accrued interest, into
common stock of the Company.   Such conversion to be effected at $.25 per share.
The conversion price is subject to anti dilution provisions and registration rights for the underlying common stock. None of the note or accrued interest has been converted. United Coupon and Cal-Central are guarantors of this borrowing.

     The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stocks, as reported by
NASDAQ:

                                      Common Stock Bid
1993                                    High     Low
- ----                                  ----------------
First Quarter                            $ .66    $.47
Second Quarter                             .81     .38
Third Quarter                              .78     .56
Fourth Quarter                            1.13     .63

1994
- ----
First Quarter                            $1.19    $.94
Second Quarter                            1.00     .78
Third Quarter                             1.00     .81
Fourth Quarter                             .94     .71

1995
- ----
First Quarter                            $ .87     .65
Second Quarter                             .87     .50
Third Quarter                              .75     .50
Fourth Quarter                             .56     .25

Dividends
- ---------

    The Company has never declared a cash dividend on common stock. The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

General
- -------

    The Company commenced operations in May 1984.  During 1985, the
Company established its marketing office in Oklahoma City and began a concentrated effort of developing sales tools, procedures, and training sales personnel. The first six months of operation in 1986 were devoted to packaging and preparing a franchise system, developing a sales force and documenting procedures to provide to franchisees. The actual implementation of the operations as a franchiser commenced in October 1986.

    In July 1987, the Company acquired United Coupon Corporation ("United Coupon"), a franchiser of cooperative direct mail advertising distributorships. On October 21, 1993, the Company acquired Cal-Central Marketing Corporation ("Cal-Central"). Management of the Company has stated that future growth of its cooperative advertising business could be enhanced through the acquisition of existing operations in similar or related businesses. Cal-Central conducts cooperative advertising sales that are similar in many respects to those of United Coupon. The businesses, although similar, are not directly competitive and do not cause conflict with the franchise operations of United Coupon due to the fact that Cal-Central's advertising materials are delivered through retail distribution centers and United Coupon's advertising products are delivered through the mail. In addition, management believes that synergistic relationships are possible for the two subsidiaries in areas such as graphic arts, printing, national account advertising and joint development of company-owned marketing centers.

Liquidity and Capital Resources
- -------------------------------

    Management views cash, certificates of deposit, and accounts receivable as principle measures of liquidity. Management also deems appropriately collateralized and managed bank lines of credit as proper means for supplementing liquidity.

    In August 1994, the Company renewed a revolving and term credit facility with a bank which had originally been secured to consolidate existing debt and to provide supplemental working capital for Company operations. This renewed credit facility was a revolving note with a borrowing base of $600,000 at inception and a reducing term note with an initial borrowed amount of $500,000. The term facility required monthly principal payments of $10,500 and both notes required monthly interest payments. At December 31, 1995, the Company had borrowed $934,433, the maximum available on the credit facility. The interest rate on the term note was 1% over bank prime and on the revolving note was 1.5% over bank prime, which was 8.5% at December 31, 1995, resulting in interest rates to the Company of 9.5% and 10% on the respective notes. No principal payments were required on the revolving note until the funds advanced on the facility exceeded the available borrowing base. The loan was secured by accounts and notes receivable, inventory, equipment and other assets of the Company. On March 4, 1996, the Company entered into an amended and restated credit facility, which extended the amounts owed the bank through January of 1997. Under the terms of this amended and restated agreement, the Company is required to make semi monthly principal payments of $20,000 plus accrued interest on the outstanding balance owed, beginning March 1, 1996. Additionally, principal payments will be made on March 1, April 1, May 1, and June 1, 1996, in that amount which is equal to 50% of certain Cal-Central accounts receivable which are collected during such periods. For the periods July 1, August 1, September 1, October 1, November 1, and December 1, 1996, such additional principal payments will be made from 100% of the certain Cal-Central accounts receivable collected and 25% of collections from certain accounts receivable related to the Company's divisional operation, d/b/a Alliance Publications. The interest rate is 1% over bank prime through June 30, 1996. On July 1, 1996, the rates increase to 3% over national prime for the remaining term of the agreement. The Company is required to maintain a collateral base equal to or greater than the balance outstanding on the original term note. The Company was in compliance with this collateral requirement at December 31, 1995.

    On December 31, 1991, the Company entered into a $1,250,000 Convertible Debenture financing with Renaissance Capital Partners, Ltd. The debenture is in the form of a seven-year note with interest only payable quarterly during years one through three. Beginning in 1995, unless waived, the Company was to begin quarterly principal payments, plus interest, in an amount sufficient to amortize 50% of the outstanding principal balance over the final four years of the note. The remaining principal amount is due and payable December 31, 1998. On March 4, 1996, Renaissance executed a subordination agreement which defers all principal and interest payments regarding this debenture until July 1997 or until such time as the current amount owed to the bank has been extended under terms which would allow such payments. Management cannot assure, at this point, that sufficient cash will be available from operations or from available borrowing capacity to meet amortization requirements beyond July 1, 1997, if the debenture is not converted in whole or in part to common stock.

    The debenture is currently convertible, at the holder's discretion, into a maximum of 1,388,888 shares of the Company's common stock. Renaissance has the right to register the underlying stock at its expense, or to "piggy-back" such stock with other registrations which might be performed by the Company. Management believes that it is in the best interests of shareholders, lenders and the Company, that this debenture be converted to equity in the Company. Discussions to accomplish such a conversion have been initiated with Renaissance. A letter of intent to accomplish this conversion, in conjunction with the restructuring of all long term debt for the Company and, subject to finalization of specific terms, has been signed by Renaissance and the Company. Management expects that the terms for conversion will change from those currently provided by the convertible debenture document. This action, if completed, will result in the addition of tangible book equity and an equal reduction of debt for the Company, as well as annual savings of interest expense and related cash requirements.

    On October 21, 1993, the Company and AEC Acquisition, Inc. ("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive Agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into AEC. The merger was effected on October 27, 1993, through the issuance of 1,200,000 shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company, and 1,000 shares of Series A Convertible Preferred Stock of the Company. The terms of the Redeemable Preferred Stock provided that such shares be redeemed at any time as an option of the Company or, at the holders' option after certain profit performance tests were met by Cal-Central. The shares of Series A Convertible Preferred Stock of the Company were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The conversion rights of the Series A Convertible Preferred Stock expired in October 1994 with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted to 355,556 shares of Common Stock of the Company at a conversion price of $.90 per share. The terms of the remaining Redeemable Preferred Stock of the Company provide that the shares are redeemable by the Company at any time or by the holders after certain profit performance tests are met by Cal-Central. Funds to be utilized in redeeming the remaining Redeemable Preferred Stock will be provided through collection of existing notes receivable from stockholders.

    As a result of the merger, the name of AEC, the surviving corporation, was changed to Cal-Central Marketing Corporation ("Cal-Central").

    In the fourth quarter of 1993, the Company received $250,000 in proceeds from the private offering of 400,000 shares of the Common Stock of the Company and $435,000 from the private sale of five year unsecured subordinated debentures with interest at 10.5% through October 1996, and 12% from November 1996 through October 1998. These proceeds were utilized to pay Cal-Central acquisition costs of $52,552 to reduce debt of Cal-Central and to provide working capital. Management believes it is in the best interest of shareholders, lenders and the Company that these debentures be converted in whole or in part to equity in the Company. Discussions to effect such conversion, as a component of the overall restructuring of all long term debt for the Company, have been initiated. Also, the holders of these debentures have been required, as a provision of the amended and restated loan agreement with the bank, to defer all requirements for receipt of principal and interest until July

1997. At March 29, 1996, over 70% of these debenture holders had executed such subordination agreements. Management believes that cash flow from operations and from available borrowing capacity may not be sufficient to pay the debentures upon maturity unless a significant portion is converted to equity.

    The acquisition of Cal-Central was accounted for as a purchase with a price of approximately $1,400,000. The operating results have been included in the consolidated financial statements from October 22, 1993. The Company acquired assets of $1,887,242 and assumed liabilities of $2,687,824. The excess purchase price over the fair value of the net assets acquired is recorded as goodwill in the accompanying balance sheet and is amortized on the straight line method over forty years.

    Several factors were considered in determining the purchase price for Cal-Central which, in management's opinion, support a purchase price that is approximately $1,400,000 in excess of the fair value of the Cal-Central assets acquired. These factors included opportunities to increase profitability by reducing inordinately high interest rates paid historically by Cal-Central on borrowed funds, reducing high bank charges paid by Cal-Central due to limited cash management practices, and reducing costs associated with services performed by third parties for Cal-Central by bringing these functions into the Company. Also, the cooperative advertising products and distribution channels of Cal-Central are logical compliments to those of the Company's subsidiary, United Coupon. Management also believes future profitability of the Company will be improved through the consolidation of certain administrative and cash management functions.

    The excess purchase price of $1,400,000 over the fair value of the assets acquired is equal to the initial negative book equity of Cal-Central of approximately $800,000 plus the value of the restricted common stock provided of $600,000. Only the par value of $16 was initially assigned to the Preferred Stock proceeds provided in the purchase, due to the fact that redemption of the preferred stock was at the Company's discretion or dependent upon the achieving of pre-tax operating profits of $500,000 by Cal-Central within a consecutive twelve month period following the acquisition, in order for the Redeemable Preferred Stock to be redeemed upon demand from the holders. In February 1995, The Company converted 355,556 shares of common stock for 320 shares of redeemable preferred stock, in lieu of future redemption of such stock for $320,000 in cash. This transaction resulted in the addition of $124,441 of goodwill as contingent purchase price proceeds related to the acquisition of Cal-Central. The value of the remaining Redeemable Preferred Stock, 280 shares, is also considered contingent purchase proceeds and will be reflected at par value until the stock is redeemed or otherwise retired.

    In February 1995, the Company exchanged 221,018 shares of common stock at a market value of $.90 per share, in full payment of $198,917.22 of amounts owed by Cal-Central. These shares, along with 355,556 shares issued in exchange for redeemable preferred stock, were subsequently registered in April 1995 via Form S-3 Registration Statement.

For the Period Ended December 31, 1995
- --------------------------------------

     At December 31, 1995, the Company's working capital position, current assets minus current liabilities, was a negative $426,518. Working capital was impacted most heavily by use of $1,095,648 in cash and equivalents during the year to purchase property and equipment related to the expansion of the United Coupon art and printing facility, and a decrease of $1,017,942 in accounts receivable related to down sizing of the Cal-Central business and impairment of Cal-Central accounts receivable as a result of production delays experienced during the second half of 1995. These reductions in current assets were partially offset by a $30,183 increase in raw paper inventory related to management's efforts to build a safety stock of raw paper inventory to support expanding printing operations; an increase of $183,225 in notes receivable as a result of secured credit extended to franchisees; and an increase of $71,708 in prepaid expenses related to prepaid sales commissions associated with distributor based advertising sales contracts which had been committed to, but not yet completed, for purposes of revenue recognition, at year end. Accounts payable and accrued liabilities increased $65,948 due to lengthened payment terms negotiated with several United Coupon suppliers. Current portion of long term debt increased by $335,213 as a result of substantially higher monthly principal payment requirements for bank debt, as well as borrowings related to additions to plant and equipment. Deferred revenue was not materially changed from the prior year.

     Total assets for the Company decreased 15% during 1995. This decrease reflects the changes in current assets noted above, as well as additions to property and equipment of $1,095,648 at United Coupon, offset by a $325,898 writedown of property and equipment associated with the closing of the art and printing facility of Cal-Central in Fort Lauderdale, Florida.

     Goodwill increased by $124,441 at December 31, 1995 as compared to December 31, 1994, as a result of the exchange of 355,556 shares of common stock for 320 shares of redeemable preferred stock initially provided as contingent purchase price proceeds associated with the purchase of Cal-Central. Other assets decreased $286,231 during this time period due in part to receipt and installation of a six color printing press at United Coupon. This item was carried as a deposit of $131,950 at December 31, 1994. The remaining decrease is related primarily to amortization of funding costs and deposits.

     Due to operating losses sustained at Cal-Central, which caused the Company to recognize a consolidated loss for the year, management has determined that it is not more likely than not, that the deferred tax asset of $267,000 that was expected to be utilized during 1995, will be utilized. As a result, a valuation allowance was provided against this deferred tax asset at December 31, 1995.
The Company continues to have a significant tax loss carryforward that management expects will provide benefit in future periods. A liability of $11,319 was recorded at December 31, 1995, to reflect Virginia state income taxes payable.

     Long term liabilities increased by $292,252 during 1995 as a result of borrowings for production equipment additions at United Coupon and borrowings associated with supplemental working capital provided to Cal-Central prior to the closing of the Cal-Central art and printing facility in December 1995.

     Management has considered operating losses and acquisitions which have required substantial utilization of funds, as well as anticipated operating and debt service requirements for the near term, and believes that sufficient liquidity may not be available from working capital to support the requirements of continuing operations for the foreseeable future. As a result, management has taken steps in four strategic areas to assure continued success:

1. All consolidated operating losses for 1995, other than operating overhead attributed to the parent company, were generated by UNICO's distributor based cooperative advertising subsidiary, Cal-Central. This subsidiary was acquired in October 1993 and has been a significant user of supplemental working capital provided by UNICO. In August 1995, UNICO management performed an in depth review of all operating policies and procedures of this operation. As a result, operating deficiencies were identified that were considered to be the cause of the continual need for supplemental working capital. Management began implementation of a restructuring plan for this operation during the third quarter of 1995. This plan included the closing of the Fort Lauderdale office and production facility in December 1995, along with the elimination of approximately 30 full time positions. The plan also included a complete revamping of sales, billing and collection processes for this business. Virtually all art development and printing for this segment is now conducted on a same as arms length basis by United Coupon, utilizing approaches that are considered by United Coupon management to be superior to and more efficient than those that were followed in the Fort Lauderdale facility. Revamping the approach to advertising sales required the rapid scale down of existing marketing centers to conserve near term working capital and to reduce operating losses. The distributor based cooperative advertising business is now being brought forward on a controlled basis through a divisional operation of the Company. Although it cannot be assured at this point, Company management believes this emerging segment will be profitable and will produce positive cash flow within the next twelve months.

2. On March 4, 1996, an amended loan agreement with BancFirst was entered into by UNICO and subsidiaries. The agreement extended current amounts due to BancFirst to January 31, 1997. Semi-monthly principal payments of $20,000 plus accrued interest are required under the terms of the agreement beginning March 1, 1996. Additionally, principal payments will be made on March 1, April 1, May 1, and June 1, 1996, in that amount which is equal to 50% of certain Cal-Central accounts receivable which are collected during such periods. For the periods July 1, August 1, September 1, October 1, November 1, and December 1, 1996, such additional principal payments will be made from 100% of the certain Cal-Central accounts receivable collected and 25% of collections from certain accounts receivable related to the Company's divisional operation, d/b/a Alliance Publications. An additional requirement is the execution, by July 1, 1996, of a revised subordination agreement by at least 80% of the subordinated lenders of UNICO. This subordination agreement prohibits the payment of principal or interest on any subordinated debt prior to July 1, 1997 or until such time that other arrangements are completed for the BancFirst debt. At the date of this report, more than 70% of the subordinated debt lenders have executed this subordination agreement. The standstill of principal and interest payments results in reduced cash requirements for such payments of approximately $600,000 during 1996 and until July 1, 1997, if all subordinated lenders agree to these terms. Management considers this amended loan agreement to be an interim step in the restructuring of amounts owed to the bank. Actions are underway to refinance the amount owed to BancFirst on a longer term basis with other lender(s). This action, if successful, will further improve the working capital and liquidity position of the Company.

3. Management has initiated discussions with the subordinated debt lenders for the near term conversion to equity of a significant portion of subordinated debt. A letter of intent to accomplish such conversion, subject to finalization of specific terms, or specific subordination agreements have been signed by subordinated lenders representing over 76% of the subordinated lender group. Although not yet assured, management expects this conversion to occur on or before July 1, 1996. This action, if completed, will result in the addition of approximately $1,700,000 in equity and an equal reduction of debt, as well as annual savings of interest expense and related cash requirements of approximately $200,000.

4. Management has taken steps to consolidate all corporate office functions and personnel within the headquarters of United Coupon in Springfield, Virginia. Included in this action is the combining of the offices of Chief Executive Officer & President and Chief Financial Officer for UNICO and all subsidiaries. This component of management's plan is made possible by the expansion of the Company's facility in Springfield, Virginia during 1995 and the addition of key management positions for the Company. This action, including the closing of the corporate office for UNICO in Oklahoma City, is expected to be completed on or about April 15, 1996. This action will result in additional operating cost savings during the remainder of 1996 and beyond.

     Although the ultimate outcome from these strategic actions cannot be assured, management expects that these efforts will be fruitful and will provide the basis for future operating success for the Company.

Results of Operations - Year Ended December 31, 1995 Compared to the Year Ended
- -------------------------------------------------------------------------------
December 31, 1994
- -----------------

     Total Revenues for the Company decreased by 28% during 1995, including a decline of 25% in core coupon and cooperative advertising sales. This decline in core business is attributed to a rapid reduction of cooperative advertising sales through the Company's subsidiary Cal-Central during the second half of the year. This decline was caused initially by an unexpected interruption in distribution of Cal-Central products through three major distributors. In addition, strong sales during the early summer months created a production backlog within the art development group of Cal-Central. This backlog, coupled with the interruption of product distribution, caused a breakdown in customer service related to the timely delivery of advertising products for customers of Cal-Central. This delay in delivery impaired the collectibility of accounts receivable for Cal-Central, precipitating an acute liquidity shortfall for Cal-Central during the second half of 1995. Company management reacted to this problem by arranging supplemental working capital through borrowings and by initiating a program to down size Cal-Central, thereby reducing operating losses and requirements for supplemental working capital. The number of Cal-Central marketing centers was reduced from ten to three during this period and the art and printing facility for Cal-Central, in Fort Lauderdale, Florida, was closed in December 1995. Sales of distributor based cooperative advertising for Cal-Central are now being brought forward on a conservative basis under new management direction. Sales of coupons and services performed for commercial accounts through the Company's subsidiary United Coupon, increased by approximately 7% during 1995, reflecting growth in revenues from new and specialty products and from commercial printing.

     Other Income decreased by $568,295 during 1995. During the prior year, the Company recognized non-recurring other income of approximately $340,000 upon
sale of the Company's investment in TAEC Common stock.   The remaining decline
is related to $162,000 recorded in 1994 by Cal-Central for accounts receivable maintenance fees that were not repeated in 1995, and $145,000 in other income recorded by Cal-Central in 1994 related to a reduction of the accrued liability associated with potential sales/use tax tentatively assessed by the state of Florida.

     Franchise Fee Income declined by $43,500 during 1995, reflecting limited franchise sales efforts conducted during 1995 while physical expansion and modification of the art and printing facility in Springfield, Virginia was completed. The number of active United Coupon franchises declined by seven during 1995. Management expects franchise sales to increase in the near term as a result of expanded marketing efforts and completion of the expanded art and printing facility.

     Total expenses decreased by approximately 12% during 1995, reflecting the lower sales achieved by Cal-Central. Included in total expense is $772,443 of non-recurring restructuring cost related to the reorganizing of the Cal-Central business, including the closing of the Fort Lauderdale production facility and seven marketing centers. Had these expenses not been incurred, total expenses would have declined by approximately 16% for the year. Production Expenses declined by 18% during 1995, reflecting lower sales levels. These costs, as a percentage of revenue are higher than expected for future periods due to excess costs incurred through the Fort Lauderdale facility prior to its closing, as well as costs related to production employee labor and materials incurred in completing the expansion and realignment of the Springfield facility. General and Administrative Expenses declined by 22% during 1995 due to consolidation of administrative functions throughout the year. This cost is expected to decline significantly during the coming year, reflecting the consolidation of all corporate functions in the Springfield location. In addition, interest expense, as a component of General and Administrative Expense, is expected to decline during 1996, if management is successful in completing the conversion of subordinated debt to equity, as disclosed. Franchise Development Expenses increased $116,742 (42%) during 1995 reflecting the expanded efforts of United Coupon during the latter portion of the year in launching more aggressive franchise selling activities.

     For fiscal 1995, the Company incurred a consolidated loss of $2,394,516 compared to net income of $626,981 in 1994. This decline was caused by the following factors: 1). The rapid and unexpected decline of the Cal-Central cooperative advertising business resulting from an acute liquidity shortfall caused by an interruption of product distribution and resulting customer support erosion. The decline in Cal-Central precipitated an operating loss of approximately $1,028,000 and non-recurring restructuring costs of $772,443; 2). Additional franchise development expenses incurred by United Coupon, further negated by a decline in franchise fees of $43,500; 3). Increased cost of raw paper approximating $400,000 during 1995 at United Coupon, which could not be passed through to customers until revised wholesale prices were updated in January 1996; 4). Write-off of the Company's deferred tax asset of $267,000 as a result of questions over the Company's ability to utilize this asset. Management has initiated an aggressive plan in four strategic areas to address these challenges and to assure success for the Company in future periods.

Item 7. Financial Statements
- ----------------------------

     The financial statements of the Company, together with the report of auditors, are included in the report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and
- -------------------------------------------------------------------------
Financial Disclosure
- --------------------

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
- ---------------------------------------------------------------------
        Compliance With Section 16(a) of the Exchange Act
        -------------------------------------------------

     The directors and officers of the Company and its subsidiaries, as of April 1, 1996, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                 With Company
Name                         Age  Since             Director/Position
- ----                         ---  -----             -----------------

Gerard R. Bernier             46   1987  Vice Chairman of the Board, Chief
                                         Executive Officer & President

Gerald Bomstad, Jr.           68   1993  Director

Russell Cleveland             57   1992  Director

Leon Zajdel                   48   1990  Director

Robert Pulliza                57   1990  Corporate Secretary and Treasurer,
                                         Chief Financial Officer

Business Experience
- -------------------

     Gerard R. Bernier was founder and has been a Director of United Coupon Corporation of Springfield, Virginia, since November 1981, and Chief Executive
Officer since August 1985.   Mr.  Bernier has held the position of Vice
President and Vice Chairman of the Board of Directors of UNICO, Inc. since November, 1991. He was elected Chief Executive Officer & President in March 1996. Prior to 1981, Mr. Bernier was an executive with various advertising and manufacturing companies.

     Gerald Bomstad, Jr. has been an investor and a Director of Cal-Central Marketing Corporation since its inception in 1983. Mr. Bomstad held various positions with Automation Industries, Inc., from 1951 to 1986. In 1951, he began his career as a staff accountant. In 1960, he became the General Manager of the Aerospace Division. In 1962, he was appointed Vice President, Treasurer and Controller. From 1968 to 1978, he served as Senior Vice President and Controller. From 1978 to 1986, after Automation Industries became a subsidiary of Penn Central Corporation, Mr. Bomstad served as President of the Manufactured Productions Group. In 1986, he led a group of investors and management in a spin-off of three divisions of Penn Central and was appointed President and Chief Executive Officer of the new operation. He has been active as a consultant, investor and director for various enterprises. He became a Director of the Company on October 26, 1993, when the Company acquired Cal-Central Marketing Corporation.

     Russell Cleveland is the principal founder and the majority shareholder of Renaissance Capital Group, Inc. (RCG). RCG specializes in providing capital to growing, emerging, publicly owned companies. Mr. Cleveland is a Chartered Financial Analyst who has specialized in investing in emerging growth companies for over 25 years. He has served as President of the Dallas Association of Investment Analysts and his background includes executive positions with major southwest regional brokerage firms. For over 10 years he was a contributing editor of Texas Business Magazine where he analyzed investment trends. Mr. Cleveland is the co-author of the books, Money Grow in Texas and Being
                                         -------------------     -----
Financially Independent, and is presently working on a new book, The Investor's
- -----------------------                                          --------------
Garden. He has contributed and has been quoted in a number of national
- ------
publications including The Wall Street Journal, Barons, Equity Magazine and Forbes.

     Mr. Cleveland currently serves as the Managing General Partner of Renaissance VI, Ltd., Renaissance Capital Partners, Ltd. and Renaissance Capital Partners II, Ltd. Mr. Cleveland also currently serves as director of Greiner Engineering, Inc., AFN, Inc., Global Environmental, Inc., Maxserve, Inc., CEL Communications, Inc., Biopharmaceuticals, Inc., International Movie Group, Inc., as well as UNICO, Inc. Mr. Cleveland is a graduate of the University of Pennsylvania, Wharton School of Business.

     Leon Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, Maryland, since 1972. Mr. Zajdel served as a director of United Coupon Corporation from April, 1985 to November, 1991, and has served as a director of the Company since July, 1990.

     Robert Pulliza, a self employed franchise management consultant since 1994, was appointed as Chief Financial Officer, Secretary and Treasurer of UNICO, Inc. and subsidiaries effective April 1, 1996. He previously served as the Executive Vice President and Chief Operating Officer of United Coupon Corporation from 1990 to 1994. Prior to joining United Coupon, he was affiliated with General Business Services, Inc. as a franchisee, Regional Director, Director of Operations and Vice President of Franchise Operations, from 1976 to 1989. From 1956 to 1976, Mr. Pulliza was an Infantry Officer in the United States Army, completing military service in the grade of Major. He is a graduate of the University of Nebraska where he earned a Bachelors Degree in Business Administration. He holds a Masters Degree in Management and Public Administration from Webster College.


Certain Legal Proceedings
- -------------------------

     No director; nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation
- -------------------------------

The following information relates to compensation received by the executive officers who were serving as of December 31, 1995, whose salary and bonus during fiscal 1995 exceeded $100,000.

                                  Summary Compensation Table
                                  --------------------------
                                      Annual Compensation
                                      -------------------

Name and Principal Position          Year           Salary           Bonus(l)
- -----------------------------        ----          --------         ----------

W. Douglas Frans                     1995          $115,890         $     0
Chief Executive Officer              1994           103,322               0
and President                        1993           103,359               0

Gerard R. Bernier                    1995          $124,403         $50,347
Chief Executive Officer              1994           106,635               0
and President - United               1993           100,194               0
Coupon Corporation


     (1) Bonus amounts are reflected in the year received by the employee. All bonus payments relate to services performed, and incentive goals met by the employee during the prior year. Expenses for such compensation are accrued and reflected in the operating statements of the year such services are performed.

      Aggregated Option Exercises in Fiscal Year Ending December 31. 1995
      -------------------------------------------------------------------
                       and Fiscal Year-End Option Values
                       ---------------------------------

                                                                       Value of
                                                       Number of      Unexercised
                                                      Unexercised     In-the-Money
                                                       Options at      Options at
                                                      12-31-95(1)     12-31-95(2)
                     Shares Acquired        Value    Exercisable/      Exercisable/
                     on Exercise (#)      Realized    Unexercisable   Unexercisable
                     ---------------      --------   --------------   -------------

W. Douglas Frans            -                -        185,000 Exer.   $0 Exer.(2)
Gerard R. Bernier           -                -        185,000 Exer.   $0 Exer.(2)
- ---------------------------

     (1) There were 50,000 options granted to Officers or Directors, not including Mr. Frans or Mr. Bernier, during fiscal year 1995.

     (2) This amount reflects the difference between the market value of the Company's Common Stock on December 31, 1995 and the exercise price.

     Compensation Pursuant to Plans - Omnibus Equity Compensation Plan. The
     -----------------------------------------------------------------
Company has adopted an Omnibus Equity Compensation Plan (the "Plan") under which 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. Under the Plan, incentive stock options may be granted to employees, and non-qualified stock options may be granted to employees, Directors, Franchisees, and other persons, as the Compensation Committee determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. In addition to selecting the options, the Compensation Committee determines the number of shares subject to each option and otherwise administers the Plan. Options granted under the Plan are not exercisable until six months after grant and expire a minimum of three years or maximum of five years after the date of grant, provided employment is continued. As of April 1, 1996, options to purchase 627,042 shares are outstanding under the Plan, including options for 185,000 shares to officers of the Company. These options have been granted at exercise prices ranging from $.25 to $1.16. The average exercise price for all outstanding options is approximately $.45 per share. The shares underlying the options were registered during 1994.

     Employment Agreements. The Company has entered into an Employment Agreement
     ----------------------
with W. Douglas Frans to serve as the Chief Executive Officer and President of the Company. The major terms of this Agreement provide for a base salary of $100,000 plus a monthly automobile allowance and an incentive bonus based upon the annual consolidated profitability and equity enhancement of the Company. The Agreement provides for an annual cost of living increase based upon annual increases in the Consumer Price Index of the general area surrounding the home office of the Company. Mr. Frans waived such an increase at the end of fiscal 1992. The Agreement was entered into on July 1, 1992 and automatically renewed, on January 1, 1995 and January 1, 1996. On March 31, 1996, Mr. Frans resigned as Chairman, Chief Executive Officer & President of UNICO, Inc. Upon termination of the subject Employment Agreement, Mr. Frans voluntarily waived payment of approximately $56,000 of unpaid wages and benefits from prior periods and approximately $50,000 of additional compensation due to him under the remaining term of the Agreement.

     United Coupon Corporation ("United Coupon"), a wholly-owned subsidiary of the Company, has entered into an Employment Agreement with Gerard R. Bernier to serve as the Chief Executive Officer and President of United Coupon. The major terms of this Agreement provide for a base salary of $100,000 plus a company provided automobile or monthly allowance, and an incentive bonus based upon the pre-tax profitability of United Coupon. The Agreement provides for an annual cost of living increase based upon annual increases in the Consumer Price Index of the general area surrounding the home office of United Coupon. Mr. Bernier waived such an increase at the end of fiscal year 1992. The Agreement was entered into on July 1, 1992 and was renewed through December 31, 1997, at a revised base salary of $125,000, on January 1, 1995.

     Cal-Central Marketing Corporation, a wholly-owned subsidiary of the Company, had entered into an Employment Agreement with Jack Brown. Under this Agreement, Mr. Brown served as the President of Cal-Central. This Agreement included no base salary, but provided that Mr. Brown receive compensation based upon profitable advertising units sold by Cal-Central. The Agreement was entered into in October 1993 and terminated by mutual consent in August 1995, upon Mr. Brown's retirement.

Item 11. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

     The following table sets forth as of April 1, 1996, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock,
(ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


                                      Number of Shares of
Name of Beneficial Owner/                Common Stock            % of Beneficial
    Identity of Group                 Beneficially Owned         Ownership /(1)/
    -----------------                 ------------------         ---------------

Renaissance Capital Partners, Ltd.       1,988,888 /(2)/              20.1%
8080 North Central Expressway
Suite 210 LB 59
Dallas, TX 75206-1857

Gerard R. Bernier                          612,728 /(3)/               7.5%
8380 Alban Road
Springfield, VA 22150

Gerald Bomstad, Jr.                        823,600 /(4)/              10.5%
422 Montigue, Suite 6
Greenwood, SC 29649

Duncan Smith Company                       655,000 /(6)/               7.7%
311 Third
San Antonio, TX  78205

Officers and Directors                   l,461,328 /(3)//(4)//(5)/    17.9%
As a Group

_____________________

     (1) Percent is rounded to one decimal place.

     (2) Includes 1,388,888 shares, the current maximum amount that Renaissance is entitled to receive upon conversion of the seven year convertible debenture dated December 31, 1991, and 600,000 shares that may be received upon conversion of Convertible Subordinated Debenture dated October 1995, if such debentures are not earlier repaid.

     (3) Includes 185,000 shares which may be purchased at $.25 per share pursuant to the Company's Omnibus Equity Compensation Plan.

     (4) Includes 50,000 shares which may be purchased at $.97 per share pursuant to the Company's Omnibus Equity Compensation Plan and 55,000 shares which are issued, but restricted from sale until certain profit performance tests are met by Cal-Central Marketing Corporation.

     (5) Includes shares underlying stock options granted to Mr. Bernier and Mr. Bomstad, as well as, 25,000 shares which may be purchased at $.25 per share by Leon Zajdel, a Director of the Company, pursuant to the Company's Omnibus Equity Compensation Plan.

     (6) Includes 600,000 shares that may be received upon conversion of Convertible Subordinated Debenture dated October 1995, if such debenture is not earlier repaid, plus 55,000 stock purchase warrants which entitle the holder to purchase common stock at a minimum of $.90 per share.


Item 12. Certain Relationships and Related Transactions
- -------------------------------------------------------

Transactions with Management and Others
- ---------------------------------------

     No business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer of, or has owned a 10% record or beneficial interest in, has existed since the beginning of the Company's last fiscal year, or currently exists, which represented or will represent payments for property or services in excess of 5% of the Company's gross revenues for its last full fiscal year or of the other entity's consolidated gross revenues for its last full fiscal year.

     In addition, except as noted below, the Company did not owe, at the end of its last fiscal period, to any business or professional entity for which a director of the Company has served during the last fiscal year or currently serves as an executive officer, or has owned during the last fiscal year or currently owns a 10% record or beneficial interest in, an aggregate amount in excess of 5% of the Company's total assets at the end of its last fiscal period. No director of the Company has served as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year, except as noted below.

     At the end of the last fiscal year and at April 1, 1996, the Company has an outstanding Convertible Debenture in the amount of $1,250,000 issued to Renaissance Capital Partners, Ltd. Russell Cleveland, who serves as a Director of the Company, is a major owner and Managing General Partner of Renaissance Capital Partners, Ltd. Mr. Cleveland did not serve as a Director of the Company at the time that the debenture was issued. In October 1995, the Company entered into a Subordinated Convertible Debenture with Renaissance, to provide interim financing to support the working capital requirements, up to a maximum amount of $150,000, of the Company's subsidiary, Cal-Central. This debenture is deemed to be in the best interests of the Company and its shareholders and was entered into on an arms length basis, at the request of Company management.

     The Company has advanced $280,000, in prior periods, to two former officers of its subsidiary, Cal- Central Marketing Corporation, Jack Brown, formerly President, and Gerald Bomstad, Jr., formerly Executive Vice President. These advances are evidenced by notes which are payable on demand by the Company. These notes originally bore interest at 4%, but subsequent to October 26, 1995, bear an annual interest rate of 10%. Redeemable preferred stock, with cash redemption value of an amount equal to the principal value of these advances, has been pledged as security for the advances.

     The Company believes the terms of these transactions are as favorable as it might have obtained from unaffiliated parties.

                                    PART IV


Item 13. Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.   Exhibits:

     The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

     2 Plan of Reorganization and Agreement of Merger among UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central Marketing Corporation/(1)/

     3.1    Certificate of Incorporation, as amended/(2)/

     3.2    Bylaws, as amended/(2)/

     3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock/(3)/

     4.1    Form of Common Stock Purchase Warrant, dated September 11, l986/(4)/

     4.2    Form of Class B Common Stock Purchase Warrant dated November 1,
            1993/(3)/

     4.3 Form of Subordinated Debenture dated October 26, 1993, offered through Duncan Smith Co./(3)/

     4.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock/(3)/

     4.5 Certificate of Designations, Preferences, and Rights of Series A Redeemable Preferred Stock/(3)/

     4.6 Certificate of Designations, Preferences, and Rights of Series B Redeemable Preferred Stock/(3)/

     10.1 Employment Agreement between Cal-Central Marketing Corporation and Jack Brown./(1)/

     10.2 Employment Agreement between Cal-Central Marketing Corporation and Gerald Bomstad, Jr./ (1)/

     10.3 Lease of executive offices at 1101-B Sovereign Row, Oklahoma City, OK 73108./(3)/

     10.4 Form of Common Stock Purchase Warrant dated October 26, 1993 offered through Duncan-Smith Co./(3)/

     10.3 Second Amendment to Lease Agreement Cal-Central Marketing Corporation/(3)/

     10.6   United Coupon Corporation Franchise Agreement./(2)/

     10.7   Employment Agreement between United Coupon Corporation and Gerard
            R. Bernier, as amended January 1, 1995. /(5)/

     10.8   Employment Agreement between UNICO, Inc. and W. Douglas Frans./(2)/

     10.9 Credit Agreement by and Between UNICO, Inc., and its subsidiaries and BancFirst./(2)/

     10.10  Purchase Agreement with Concord Video./(2)/

     10.11  Omnibus Equity Compensation Plan./(2)/

     10.12 Convertible Debenture Loan Agreement by and between UNICO, Inc. and its subsidiaries, United Coupon Corporation and AEC Acquisitions, Inc. and Renaissance Capital Partners, Ltd. Dated
            December 31, 1991./(2)/

     10.13 Amended and Restated Loan Agreement by and between UNICO, Inc. and its subsidiaries and BancFirst as amended August 31, 1994./(5)/

     10.14  Promissory Note of Jack Brown./(3)/

     10.15  Promissory Note of Gerald Bomstad, Jr./(3)/

     10.16  Novation/(3)/

     10.17 Restructure Agreement Among UNICO, Inc., Cal-Central Marketing Corporation, and The American Education Corporation, dated as of December 31, 1993./(3)/

     10.18  United Coupon Corporation Lease Agreement. /(5)/

     10.19 Master Agreement and Schedules of Indebtedness 1 and 2 between CIT Group and United Coupon Corporation. /(5)/

     10.20 Machinery Contract between MAN Roland, Inc. and Cal-Central Marketing Corporation. /(5)/

     10.21 Exchange Agreement between Gerald Bomstad and the Company dated February 22, 1995. /(6)/

     10.22 Exchange Agreement between Jack Brown and the Company dated February 22, 1995. /(6)/

     10.23 Debt Exchange Agreement between Graphic Rolls Unlimited and the Company dated February 22, 1995. /(6)/

     10.24 Debt Exchange Agreement between McCollum & Bunch and the Company dated February 22, 1995. /(6)/

     10.25 Debt Exchange Agreement between Walter Rose and the Company dated February 22, 1995. /(6)/

     10.26 Debt Exchange Agreement between Ronald Martin and the Company dated February 22, 1995. /(6)/

     10.27 Subordinated Loan Agreement dated June 30, 1995, among UNICO, Inc. and Cal-Central Marketing Corporation and the Harlon Morse Fentress Trust, Philip M. Stevenson, Jr., RHOJOAMT Partnership, Ltd., CITCAM Stock Co., Barbara T. Grinnan, and Goose Creek.

     10.28  Form of Common Stock Purchase Warrant, dated June 30, 1995.

     10.29 Subordinated Convertible Debt Loan Agreement dated October, 1995, and schedule of advances, among UNICO, Inc., United Coupon Corporation, and Cal-Central Marketing Corporation and Renaissance Capital Group, Inc. and Duncan-Smith Company.

     10.30 Third Restated Loan Agreement dated March 4, 1996, among UNICO, Inc., United Coupon Corporation, Cal-Central Marketing Corporation and BancFirst.

     21     List of Subsidiaries/(3)/

     (b)    Reports on Form 8-K. No reports on Form 8-K were filed during the
            --------------------
            last quarter of the Registrant's fiscal year ending
            December 31, 1995.

_____________________

     (1) Incorporated by reference to the Registrant's Form 8-K, October 27, 1993 (SEC File No. (0-15303).

     (2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ending December 31, 1992 (SEC File No. 0-15303).

     (3) Incorporated by reference to the Registrant's Form 1O-KSB for the fiscal year ending December 31, 1993 (SEC File No. 0-15303).

     (4) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-73 10-FW).

     (5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994, (SEC File No. 0-15303).

     (6) Incorporated by reference to the Registrant's Form S-3 dated April 28, 1995 (SEC File No. 33-91270).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNICO, Inc.


                                            /s/ Gerard R. Bernier
April 9, 1996                          By:_______________________
                                          Gerard R. Bernier
                                          Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                       Title                        Date
- ----                       -----                        ----

/s/ Gerard R. Bernier
________________________   Chief Executive officer      April 9, 1996
Gerard R. Bernier          Chairman of the Board

/s/ Robert Pulliza
________________________   Chief Financial officer      April 9, 1996
Robert Pulliza

/s/ Gerald Bomstad, Jr.
________________________   Director                     April 9, 1996
Gerald Bomstad, Jr.

/s/ Russell Cleveland
________________________   Director                     April 9, 1996
Russell Cleveland

/s/ Leon Zajdel
________________________   Director                     April 9, 1996
Leon Zajdel

                                  UNICO, Inc.
                                  -----------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                      24
Consolidated Financial Statements:
  Consolidated Balance Sheet, December 31, 1995                               25
  Consolidated Statements of Operations for the                               27
   years ended December 31, 1995 and 1994
  Consolidated Statements of Stockholders' Equity for                         28
   the years ended December 31, 1995 and 1994
  Consolidated Statements of Cash Flows for the                               29
   years ended December 31, 1995 and 1994
Notes to Consolidated Financial Statements                                    30


     All other schedules are omitted because of the absence of the condition under which they are required or because the information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of UNICO, Inc.:

We have audited the accompanying consolidated balance sheet of UNICO, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNICO, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company suffered a loss from operations in 1995, and its consolidated current liabilities exceeded its consolidated current assets at December 31, 1995.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in addressing these matters is set forth in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    ARTHUR ANDERSEN LLP
March 26, 1996
Oklahoma City, Oklahoma

UNICO, Inc.
- -----------



CONSOLIDATED BALANCE SHEET, DECEMBER 31, 1995                1 of 2
- ---------------------------------------------               -------


ASSETS
- ------

CURRENT:
Cash and cash equivalents                  $  300,821
Accounts receivable - trade
 (net of allowance for uncollectible
 accounts of $377,793)                        771,495
Inventory                                     254,505
Notes receivable                              189,707
Notes receivable - Stockholders               280,000
Prepaid expenses                              171,203
                                            ---------

      Total current assets                  1,967,731

PROPERTY:
Furniture, fixtures, & equipment            4,285,322
Leasehold  improvements                       152,470
  Less accumulated depreciation            (1,552,175)
                                            ---------

      Property, net                         2,885,617

GOODWILL (net of amortization of
$317,309)                                   1,707,713


DEPOSITS AND OTHER                            200,619
                                            ---------

             TOTAL                         $6,761,680
                                            =========


   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.
- -----------

CONSOLIDATED BALANCE SHEET, DECEMBER  31, 1995                  2 of 2
- ----------------------------------------------                  ------



LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                               $ 1,258,768
Accrued liabilities                                                242,844
Notes payable, current portion                                     781,715
Deferred revenue                                                   110,921
                                                               -----------
  Total current liabilities                                      2,394,248

LONG-TERM LIABILITIES:
Notes payable                                                      805,021
Convertible debenture - Affiliate                                1,386,750
Subordinated debenture                                             996,750
Other                                                               91,933
                                                               -----------

      Total long-term liabilities                                3,280,454
                                                               -----------

      Total liabilities                                          5,674,702

REDEEMABLE PREFERRED STOCK:
Preferred stock - $.0l par value:
  5,000,000 shares authorized;
  Series A and B Redeemable Preferred stock -
  280 shares issued and outstanding                                      3
  (Redemption value of $280,000)

COMMITMENTS & CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
Preferred stock - $.0l Par value:
  5,000,000 shares authorized;
  Series A Convertible Preferred stock -
  0 shares issued and outstanding                                        -
Common stock - $.0l par value:
  20,000,000 shares authorized;
  7,883,095 shares outstanding                                      78,830
Additional paid-in capital                                       4,974,034
Accumulated deficit                                             (3,965,889)
                                                               -----------

      Total stockholders' equity                                 1,086,975
                                                               -----------

      TOTAL                                                    $ 6,761,680
                                                               ===========

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.
- -----------



CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- ----------------------------------------------


REVENUES:                                 1995          1994
                                          ----          ----
Coupon and advertising sales,
  net of discounts and allowances     $ 10,058,864   $13,545,725
Franchise fees                             105,054       148,554
Other                                      316,589       884,884
                                      ------------   -----------

TOTAL REVENUES                          10,480,507    14,579,163
                                      ------------   -----------

EXPENSES:
Production                               7,596,629     9,215,427
General and administrative               3,442,690     4,398,636
Franchise development                      396,974       280,232
Interest expense - Affiliate               158,022       156,678
Interest expense - Other                   207,946       168,209
Restructuring expense                      772,443        -
                                      ------------   -----------

TOTAL EXPENSES                          12,574,704    14,219,182
                                      ------------   -----------

NET INCOME (LOSS) BEFORE
INCOME TAXES                           ( 2,094,197)      359,981

INCOME TAX  BENEFIT (PROVISION)           (300,319)      267,000
                                      ------------   -----------

NET INCOME (LOSS)                     $ (2,394,516)  $   626,981
                                      ============   ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     7,710,913     6,964,549
                                      ============   ===========

NET INCOME (LOSS) PER COMMON SHARE          $(.311)        $.090
                                      ============   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.
- -----------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- ----------------------------------------------

                                                                             ADDITIONAL
                               COMMON         COMMON       PREFERRED          PAID-IN          TREASURY           ACCUMULATED
                               SHARES          STOCK         STOCK            CAPITAL            STOCK              DEFICIT
                               ------          -----         -----            -------            -----              -------

BALANCE, 1993                 6,851,544       $70,223      $     16          $4,858,663       $(292,077)         $(2,198,354)

Exercise of options               4,577            46                             3,949

Exercise of warrants            450,400         4,504                           207,412

Net income                                                                                                           626,981
                              ---------       --------      -------           ---------       ---------          -----------

BALANCE, 1994                 7,306,521        74,773            16           5,070,024        (292,077)          (1,571,373)

Exchange of Preferred
 for Common                     355,556         3,556           (3)             119,865

Exchange of stock in
 lieu of payables               221,018         2,211                            74,512

Cancel Series A
 Convertible Preferred                                         (10)

Cancel Treasury stock                         (1,710)                         (290,367)         292,077

Net loss                                                                                                          (2,394,516)
                              ---------       --------      -------          ----------       ---------          -----------

BALANCE, 1995                 7,883,095       $78,830       $     3          $4,974,034       $       0          $(3,965,889)
                              =========       =======       =======          ==========       =========          ===========

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.
- -----------


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- ----------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:                         1995          1994
                                                          ------------  ------------
Net income (loss)                                         $(2,394,516)  $   626,981
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
   Depreciation and amortization                              472,112       494,979
   Provision for bad debts                                    323,532        15,564
   Deferred income tax provision (benefit)                    267,000      (267,000)
   Gain on sale of TAEC stock                                       -      (342,528)
   Gain on sale of equipment                                  (31,500)            -
   Gain on exchange of common stock                          (121,561)            -
   Write down of fixed assets due to restructuring            325,898             -
   Impairment of accounts receivable                          330,000             -
Changes in operating assets and liabilities, net
of effects from purchase and sale of subsidiaries:
   Accounts and notes receivable                              181,185      (202,757)
   Prepaid expenses and inventory                            (101,891)     (116,436)
   Deposits and other assets                                  256,301      (132,700)
   Accounts payable and accrued liabilities                   233,282      (245,052)
   Deferred revenue                                             3,041      (115,931)
                                                          -----------   -----------
Net Cash Provided by (Used in) Operating Activities          (257,117)     (284,880)
                                                          -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                       (1,099,968)     (345,425)
Proceeds from sale of equipment                                31,500             -
Advances to stockholders                                            -      (112,000)
Proceeds from sale of TAEC stock                                    -       501,520
                                                          -----------   -----------
Net Cash Provided by (Used in) Investing Activities        (1,068,468)       44,095
                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                                      573,500        25,000
Proceeds from notes payable                                   861,435     1,674,373
Payment of notes payable                                     (517,271)   (1,259,172)
Proceeds from issuance of common stock                              -       215,911
Payment of funding costs                                            -       (48,000)
                                                          -----------   -----------
Net Cash Provided by Financing Activities                     917,664       608,112
                                                          -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:            (407,921)      367,327
CASH AND CASH EQUIVALENTS,
Beginning of Year                                             708,742       341,415
                                                          -----------   -----------
CASH AND CASH EQUIVALENTS,
End of Year                                               $   300,821   $   708,742
                                                          ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes                                $    22,000             -
Cash paid for interest                                    $   289,661   $   312,132

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO. Inc.
- -----------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995 and 1994
- ----------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
     --------------------------------------------------------

     Organization and Operations -  UNICO, Inc. (the "Company") was incorporated
     ---------------------------
     on April 11, 1984 in the State of Delaware. The Company's primary business, cooperative advertising, involves the designing, printing, packaging, and distributing of public relations and marketing materials and coupons for retailers who provide goods and services. Sales are conducted through franchise operations and through independent sales representatives. The Company's customers are primarily located in the eastern, southeastern, midwestern and western United States.

     During 1995, the Company suffered a loss from operations of $2,394,516 and has negative working capital of $426,518 as of December 31, 1995. These factors raise substantial doubt about the Company's ability to continue operating in the normal course of business. Although there can be no assurance, management believes the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has considered operating losses and acquisitions which have required substantial utilization of funds, as well as anticipated operating and debt service requirements for the near term, and believes that sufficient liquidity may not be available from working capital to support the requirements of continuing operations for the foreseeable future. As a result, management has taken steps in four strategic areas to assure continued success:

     A. All consolidated operating losses for 1995, other than operating overhead attributed to UNICO, Inc., the Parent Company, were generated by the Company's distributor-based cooperative advertising subsidiary, Cal-Central Marketing Corporation ("Cal-Central"). This subsidiary was acquired in late 1993 and has been a heavy user of supplemental working capital provided by the Company since its acquisition. In August of 1995, Company management performed an in-depth review of all operating policies and procedures of this operation. As a result, operating deficiencies were identified that were considered to be the cause of the continual need for supplemental working capital infusion. Management began implementation of a restructuring plan for this operation during the third quarter of 1995. This plan included the closing of the Fort Lauderdale office and production facility in December 1995, along with the elimination of approximately 30 full-time positions. The plan also included a complete revamping of sales, billing and collection processes for this business segment. All art development and printing for Cal-Central is now conducted by the Company's other subsidiary, United Coupon Corporation ("United Coupon") in Springfield, Virginia, on a same as arms length basis, utilizing approaches that are considered by Company management to be superior to and more efficient than those that were followed in the Fort Lauderdale facility. Revamping the approach to advertising sales required the rapid scale-down of existing marketing centers to conserve near term working capital and to reduce operating losses. The distributor-based cooperative advertising business is now being brought forward on a controlled basis through a divisional operation of United Coupon. Although there can be no assurance, Company management believes this emerging segment will be profitable and will produce positive cash flow within the next 12 months.

     B. On March 4, 1996, an amended loan agreement with BancFirst was entered into by the Company whereby the current amounts due BancFirst were extended to January 31, 1997. Semi-monthly principal payments of $20,000 plus accrued interest are required under the terms of the amended agreement. An additional requirement is the execution of a revised subordination agreement by at least 80% of the subordinated debenture lenders of the Company. This subordination agreement prohibits the payment of principal or interest on any subordinated debt prior to July 1, 1997, or until such time that other arrangements are completed for the BancFirst debt. As of March 26, 1996, approximately 76% of the subordinated lenders have executed this subordination agreement. The standstill of principal and interest payments results in reduced cash requirements for such payments of approximately $600,000 during 1996 and until July 1, 1997, if all subordinated lenders agree to these terms. Management considers this amended loan agreement to be an interim step in the restructuring of amounts owed to the bank. Actions are underway to refinance the amount owed to BancFirst on a longer term basis with other lender(s). This action, if successful, will further improve the working capital and liquidity position of the Company.

     C. Company management has initiated discussions with the subordinated debt lenders regarding the conversion to equity of a significant portion of subordinated debt. A Letter of Intent to accomplish such conversion, subject to finalization of specific terms, or specific subordination agreements have been signed by subordinated lenders representing approximately 76% of the subordinated lender group. Although not yet assured, management expects this conversion to occur on or before July 1, 1996. This action, if completed, will result in the addition of approximately $1,700,000 in equity and an equal reduction of debt for the Company, resulting in annual savings of interest expense and related cash requirements of approximately $200,000. Management cannot assure, at this point, that sufficient cash will be available from operations to meet amortization requirements beyond July 1, 1997, if the debentures are not converted in whole or in part to Common stock.

     D. Company management has taken steps to consolidate all corporate office functions and personnel within the headquarters of United Coupon in Springfield, Virginia. Included in this action is the combining of the offices of Chief Executive Officer & President and Chief Financial Officer for both the Company and United Coupon. This component of management's plan is made possible by the expansion of United Coupon's facility during 1995, and the addition of key management positions for United Coupon. This action, including closing the former corporate office of the Company in Oklahoma City, is expected to be completed on or about April 15, 1996, resulting in additional operating cost savings for 1996 and beyond.

     Although the ultimate outcome from these strategic actions cannot be assured, management expects that these efforts will be fruitful and will provide the basis for future operating success for the Company.

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly-owned subsidiaries, United Coupon Corporation, Cal-Central Marketing Corporation, and Greenleaf Catalogue, Inc. (a dormant corporation). All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.

     Revenue Recognition - The Company recognizes coupon sales revenue on a
     -------------------
     percentage of completion basis as stages of the production process are completed, and defers franchise fee revenue until substantially all services relating to the sale of a franchise have been performed. Costs related to franchise sales are recognized in the periods in which such costs are incurred. Revenue derived from sales of advertisements in publications and on cash register tapes is also recognized on a percentage of completion basis as stages of the production process are completed. A current liability is established for cash received and amounts billed in excess of revenue recognized.

     Inventory - Inventory consists primarily of paper, envelopes and printing
     ---------
     materials and is stated at the lower of cost or market.

     Property - Property is recorded at cost and adjusted for depreciation.
     --------
     Depreciation is provided over the assets' estimated useful lives of ten to fourteen years using the straight-line method of depreciation. Leasehold improvements are amortized over their estimated useful life or the term of the lease, whichever is shorter.

     Net Income (Loss) Per Share - Net income (loss) per common share is
     ---------------------------
     computed by dividing net income (loss) by the weighted average number of shares outstanding. Stock warrants and certain options have not been considered as their effect would be anti-dilutive.

     Goodwill - Goodwill represents the excess of purchase price over the fair
     --------
     value of net assets acquired and is being amortized over lives of eight to forty years. The Company evaluates goodwill using a permanent impairment approach. The assessment of permanent impairment of goodwill is premised on future operating earnings and cash flows on a non-discounted basis which is reviewed at each balance sheet date. Future operating earnings and cash flows are estimated based upon a number of factors, including operating results, business plans, budgets and economic projections. In addition, the evaluation considers non-financial data such as continuity of personnel, changes in the operating environment, name recognition, competitive developments, market trends and client and business relationships. Finally, the evaluation considers changes in management's strategic direction and market emphasis, which may require impairment of the value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value of goodwill and the expected net realizable value over the remaining life of the subject business enterprise.

     Cash Flows - For purposes of reporting cash flows, cash and cash
     ----------
     equivalents include cash on deposit with depository institutions and certificates of deposit with original maturities of three months or less.

     Income Taxes - The Company files a consolidated federal income tax return.
     ------------
     Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities.

     Fair Value of Financial Instruments - The carrying value of the financial
     -----------------------------------
     instruments on the balance sheet, not otherwise discussed in these notes, approximates fair market value.

     Accounting Pronouncements - In March 1995, the Financial Accounting
     -------------------------
     Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company will adopt this new standard effective January 1, 1996, and believes it will not have a material impact on the Company's financial position or the results from operations.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain items in the 1994 financial statements have
     -----------------
     been reclassified to conform to the 1995 presentation.

2.   ACQUISITION
     -----------

     On October 21, 1993, the Company and a wholly-owned subsidiary of the Company entered into a definitive agreement for the merger of Cal-Central Marketing Corporation ("Cal-Central/Florida"), a Florida Corporation, into the subsidiary. The merger was effected on October 27, 1993, through the issuance of 1,200,000 shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company with a redemption value of $600,000, and 1,000 shares of Convertible Preferred Stock of the Company.

     The consideration paid for the acquisition of Cal-Central/Florida was negotiated between the Company and the shareholders of Cal-Central/Florida. As a result of the merger, the name of the surviving corporation was changed to Cal-Central Marketing Corporation ("Cal-Central").

     The terms of the Redeemable Preferred Stock of the Company issued in the acquisition provided that such shares were redeemable at the holders' option after attainment of certain profit performance tests by Cal-Central. The shares of Convertible Preferred Stock were mandatorily convertible into Common Stock of the Company after 12 months, assuming certain profit performance tests by Cal-Central for such period were achieved. Redemption of the Redeemable Preferred Stock and conversion of the Convertible Preferred Stock subsequent to the acquisition would have resulted in the payment of up to an additional $600,000 for the redemption of preferred stock and additional market valuation for the issuance of common shares. These amounts would be recorded as additional cost of the acquisition and would increase the recorded amount of goodwill. Conversion rights of the Convertible Preferred Stock expired on October 26, 1994, with the performance tests not achieved. This stock was retired in 1995. On April 20, 1995, 320 shares of the Redeemable Preferred Stock were exchanged, in lieu of redemption for cash, to 355,556 shares of Common Stock of the Company at an exchange price of $.90 per share. This exchange of Common Stock for Redeemable Preferred reduced the Company's future cash redemption requirements by $320,000. As of December 31, 1995, 280 shares of Redeemable Preferred Stock, with a redemption value of $280,000, remained outstanding.

3.   NOTES PAYABLE -
     ---------------

        Notes payable consist of the following:                December 31, 1995
                                                               -----------------

        Convertible Debenture - Affiliate                         $1,250,000

        Convertible Debenture - Affiliate                            136,750

        Subordinated Debenture - Duncan Smith                        560,000

        Subordinated Debenture - Duncan Smith                        136,750

        Subordinated Debenture Agreement with six lenders            300,000

        Revolving line of credit bearing interest at 1.5%
        over Bank prime through June 30, 1996 and 3% over
        bank prime thereafter, (8.5% Bank prime rate at
        December 31, 1995), collateralized by equipment,
        accounts receivable, inventory, and certain other
        assets, due January 31, 1997. Accrued interest plus
        principal payments in an amount to cause the
        outstanding balance owed to be equal to or less than
        the required collateral base are due monthly.                600,000

        Term loan bearing interest at 1% over Bank prime
        through June 30, 1996 and 3% over bank prime
        thereafter, (8.5% Bank prime rate at December 31,
        1995), collateralized by equipment, accounts
        receivable, inventory, and certain other assets.
        Principal payments of $20,000 plus interest are
        payable semi-monthly until January 31, 1997, when
        the remaining balance is due.                                334,433

        Revolving line of credit bearing interest at 1.5% over



        Bank prime, (8.5% Bank prime rate at December 31,
        1995) collateralized by equipment, accounts
        receivable, inventory, and certain other assets, due
        January 10, 1996.                                             60,000

        Installment loan secured by certain equipment bearing
        interest at 9.75%. Principal and interest payments are
        due monthly until maturity on July 14, 2000.                 241,600

        Installment loan secured by certain equipment bearing
        interest at 12.0%.  Principal and interest payments
        are due monthly until maturity on March 1, 1997.             104,550

        Installment loan secured by certain equipment bearing
        interest at 9.5%. Principal and interest payments are
        due monthly until maturity on August 18, 1997.                72,254

        Installment loan secured by certain equipment bearing
        interest at 9.95%. Principal and interest payments are
        due monthly until maturity on October 7, 1999.               132,701

        Unsecured note to an individual bearing interest at
        15%.  Interest payments are due quarterly until
        maturity on  July 7, 1996.                                    30,000

        Equipment lease classified as an installment loan
        secured by certain equipment.  Principal and interest
        payments are due monthly until maturity on June 1,
        1997.  Lease was repaid before maturity in February
        1996.                                                         11,198
                                                                  ----------

        Total Notes Payable                                        3,970,236

        Less Current Portion                                         781,715
                                                                  ----------

        Long-Term Portion of Notes Payable                        $3,188,521
                                                                  ==========

     The Company completed a convertible debenture financing with Renaissance Capital Partners, Ltd. ("Renaissance") effective December 31, 1991, wherein the Company received $1,250,000 in cash proceeds. The debenture is a seven-year note bearing interest at 12 1/2% per annum, due in quarterly installments beginning April 1, 1992. Renaissance may, at any time, convert all or part of the debenture into shares of the common stock of the Company. The debenture is currently convertible into a maximum of 1,388,000 shares, although management believes a lower conversion price per share, which will yield a larger number of shares, may be necessary to complete a conversion in the near term. The Company may call the debenture at any time after three years from the effective date. The Company was to pay quarterly principal installments of thirty dollars per thousand of debenture amount outstanding at January 1, 1995. These principal payments were to begin January 1, 1995, and continue on the first day of each quarter thereafter until maturity, January 1, 1999, at which time all unpaid principal and accrued interest was to be due and payable in full. Renaissance has signed a revised subordination and standstill agreement whereby all payments of principal and interest are deferred until July 1, 1997. The Company is required to meet certain minimum financial Covenants. These affirmative covenants were amended August 29, 1994, and require that the Company maintain a minimum net working capital of $800,000, minimum current ratio of one and one quarter to one (1.25:1) and minimum shareholder equity of $2,400,000. Although the Company was not in compliance with these covenants as of December 31, 1995, Renaissance' execution of the revised subordination agreement suspends financial covenant requirements. Renaissance is considered an affiliate as Russell Cleveland, who is a Director of the Company, is the Managing General Partner of Renaissance Capital Corporation, Inc. Cleveland did not serve as a Director at the time the debenture was issued.

     In October 1993, the Company issued $435,000 of five year subordinated debentures with interest at 10.5% through October 1996, and 12% from November 1996 through October 1998, together with 217,500 common stock purchase warrants (referred to herein as the D. S. Warrants). The debentures and D. S. Warrants were offered in a private placement through Duncan-Smith Co., which received 30,000 warrants with the same terms as the
     D. S. Warrants. The D. S. Warrants entitle the holders to purchase one share of Common Stock per Warrant at prices which range from $ .90 in 1994 to $1.40 in 1998. At the time the warrants were issued, the exercise prices were in excess of the market price of the Company's common stock. The warrants are presently exercisable and expire in 1998. They contain anti-dilution provisions and registration rights for the underlying Common Stock. None of these warrants have been exercised.

     In November 1993, the Company issued an additional $100,000 of the subordinated debenture and 50,000 common stock purchase warrants, with the same terms noted above, to a creditor of Cal-Central in exchange for $100,000 in short term notes payable. These warrants were exercised on May 3, 1994.

     In January 1994, an additional $25,000 of subordinated debentures and 12,500 common stock purchase warrants with the same terms as noted above, were issued in connection with the private placement noted above. None of these warrants have been exercised.

     In February 1994, the Company procured a loan with Duncan-Smith Company in the amount of $400,000 secured by accounts receivable of Cal-Central. The note bears interest at 7% with interest payable quarterly and matures February 14, 1995. Twenty-five thousand common stock purchase warrants were granted to the owners of Duncan-Smith Company in association with this transaction. These warrants are exercisable for 25,000 shares of common stock for a period of five years at $1.25 per share. This note was repaid during the period from September 13, 1994 to December 30, 1994. None of these warrants have been exercised.

     In June 1995, the Company and Cal-Central entered into a $300,000 subordinated Loan Agreement with six lenders. Interest is due quarterly at an annual rate of 12%. The note matures on October 1, 1997. In conjunction with this financing, the Company issued 450,000 common stock purchase warrants. The warrants entitle the holders to purchase one share of common stock per warrant at an exercise price of $ .90 per share. At the time these warrants were issued, the exercise price exceeded the market price for the Company's common stock. The warrants are presently exercisable and expire on December 31, 2000. They contain anti-dilution provisions and registration rights for the underlying stock. None of these warrants have been exercised.

     On October 6, 1995, the Company entered into a Convertible Loan Agreement with Renaissance Capital Group, Inc. and Duncan-Smith Investments Company. The terms of this agreement allow the periodic borrowing of up to $300,000 by the Company at an annual interest rate of 10%. No payments of principal or interest are required prior to July 1, 1997, as a component of the subordination and standstill agreement executed by Renaissance Capital Group, Inc., Duncan-Smith Investments Company, BancFirst and the Company. The loan matures on October 1, 1997. At December 31, 1995, $273,500 had been advanced and was outstanding. The holders of the note have the right, at the holders' option, to convert at any time, all or any $1,000 increments of the outstanding principal and accrued interest, into common stock of the

     Company. Such conversion is to be effected at $.25 per share. The conversion price is subject to anti-dilution provisions and registration rights for the underlying common stock. None of the note principal or accrued interest has been converted. Both United Coupon and Cal-Central are guarantors of this borrowing.

     In August 1994, the Company renewed a revolving line of credit with a local bank and established a term facility. The line was renewed under the same terms and conditions for a period of sixteen months, expiring in January 1996. The term note required monthly principal payment of $10,500 plus interest until the note matured in January, 1996. Subsequent to year end, the Company entered into an amended renewal of these loan agreements whereby the maturity dates of the notes were extended to January 31, 1997. The amended agreement calls for semi-monthly principal payments on the term note of $20,000, plus accrued interest beginning on March 1, 1996. Additionally, principal payments will be made on March 1, April 1, May 1, and June 1, 1996, in that amount which is equal to 50% of certain Cal-Central accounts receivable which are collected during such periods. For the periods July 1, August 1, September 1, October 1, November 1, and December 1, 1996, such additional principal payments will be made from 100% of the certain Cal-Central accounts receivable collected and 25% of collections from certain accounts receivable related to the Company's divisional operation, d/b/a Alliance Publications. The interest rate for the term and revolving notes is 1% over bank prime through June 30, 1996. On July 1, 1996, the rate increases to 3% over the national prime rate for the remaining term of the agreement. The revolving instrument is not to exceed a borrowing base determined by including certain percentages of accounts receivable and inventory of the Company's subsidiaries. This revised agreement also provides for the standstill of all principal and interest payments to any subordinated debt lenders until July 1, 1997. Additionally, under the terms of the amendment, the minimum financial covenants previously required on these notes were eliminated.

     Notes payable maturities are as follows:


              1996  ---------------------------        $  781,715
              1997  ---------------------------         1,220,268
              1998  ---------------------------           770,258
              1999  ---------------------------         1,162,552
              2000  ---------------------------            35,443
                                                       ----------
              Total Maturities ----------------        $3,970,236
                                                       ==========

4.   STOCKHOLDERS' EQUITY
     --------------------

     In connection with the acquisition of Cal-Central in October 1993, the Company issued 800,000 warrants allowing the holders to acquire 800,000 shares of common stock at $.625 per share ("Combined Warrants"). Warrants to acquire 400,000 shares were exercised immediately in 1993. The remaining 400,000 Combined Warrants were exercisable commencing on the date the common stock underlying the warrants was registered, until six months after the effective date of the registration statement. The Company filed a registration statement in 1994. These Warrants were exercised periodically from August 1, 1994, to November 23, 1994.

     On February 22, 1995, the Company entered into an agreement with the holders of the Company's Redeemable Preferred stock to exchange 320 shares of such stock for 355,556 shares of Common stock. This transaction was completed with the issuance of these restricted shares on April 20, 1995. This exchange reduced the future cash redemption required under the Redeemable Preferred stock by $320,000.

     In conjunction with the consolidation of certain administrative functions and planned reduction of debt at Cal-Central, the Company entered into agreements during February 1995, with two venders of the Company to exchange 92,963 shares of Common stock for $83,667 of accounts payable, in lieu of cash payment. Additional agreements were reached on the same date with two note holders of Cal-Central, whereby 128,055 shares of Common stock were exchanged in cancellation of $115,250 of debt. These transactions were completed with the issuance of restricted shares on April 20, 1995. Due to a prevailing market price which was lower than the agreed upon exchange price of the Common stock, the Company recognized gross benefit of approximately $121,500, which is included in other revenue. The effects of these transactions have not been reflected in the accompanying consolidated statements of cash flows as they represent non-cash transactions.

     Effective March 26, 1996, the Company elected to retire all remaining Treasury Stock held by the Company.

     The Company has reserved 1,000,000 shares of the Company's common stock for issuance to directors, key employees, franchisees, and others contractually related to the Company, pursuant to an Omnibus Equity Compensation Plan adopted by the Company in 1989. The Plan provides for the granting of both incentive and non-qualified stock options. The exercise price of the options is not less than the market value of the stock on the date of grant. Options granted become exercisable upon date of grant or such other time as the compensation committee may determine, and expire in a maximum of five years. The following table reflects a summary of stock option activity:


                                             1995
                                         -------------
        Shares available for grant
         at beginning of period               213,544

        Options granted                       (88,610)

        Options forfeited or canceled         206,737
                                         ------------

        Shares available for grant
         at end of period                     331,671
                                         ------------

        Shares under option
         at end of period                     627,042

        Option price per share           $.25 - $1.16

        Shares exercisable
         at end of period                     627,042
                                         ============

     During 1995, no options were exercised.   As of December 31, 1995, 41,287
     options had been exercised since inception of the Plan.

     The Company's Common Stock entitles the holder to one vote per share, dividends when, as, and if declared by the Board of Directors; and a pro rata share of net assets distributable to equity holders on liquidation, subject to any prior rights of preferred stockholders. There are no preemptive rights. The outstanding preferred stock at December 31, 1995, consists of two classes: Series A and Series B Redeemable Preferred Stock.

     The holders of Series A and Series B Redeemable Preferred Stock are entitled to dividends when, as, and if declared by the Board of Directors, and are entitled to one vote per share, voting with the holders of Common Stock as one class, except that any amendment to the Certificate of Incorporation that would materially alter the relative rights and preferences of the Series A or Series B Redeemable Preferred Stock requires the consent of a majority of the shares of Series A or Series B, respectively. Upon liquidation, the holders of Series A and Series B Redeemable Preferred Stock are entitled to a liquidation preference of $1,000 per share. The shares are redeemable at the option of the holders at $1,000 per share, plus any unpaid dividends, at anytime after the pretax net income of Cal-Central exceeds $500,000 for any consecutive 12 month period. The number of shares of Series A and Series B Redeemable Preferred Stock outstanding is subject to adjustment in the event of any stock split, stock dividend or similar action.

5.   COMMITMENTS & CONTINGENCIES
     ---------------------------

     Rental commitments under non-cancelable operating leases for buildings are as follows:


                    1996........  $  330,493
                    1997........     355,208
                    1998........     375,977
                    1999........     407,265
                    2000........     437,250
                    Thereafter..   2,392,228

     Rental expense under these leases was $451,821 and $622,872 in 1995 and 1994 respectively.

     The Company has an employment agreement with an officer which provides for approximately $125,000 in base compensation, plus incentive compensation based upon the earnings of one of its subsidiaries through December, 1997.

     Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central. A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, oral settlement was reached with Florida authorities whereby Cal-Central agreed to a payout of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. A formal agreement has not yet been finalized, but is expected to be completed in the near term. The agreed to amount is recorded as a liability at December 31, 1995.

     The Company is exposed to various other legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

6.   INCOME TAXES
     ------------

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     The tax effects of temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1995, are as follows:


     Current deferred tax asset:
      Accounts receivable                      $    64,510
      Inventory                                      2,095
      Prepaid expenses                              (9,569)
      Accrued liabilities                           21,900
      Valuation allowance                          (78,936)
                                               -----------

     Net current deferred tax asset                      0
                                               -----------

     Non-current deferred tax asset:
      Property                                    (539,494)




     Other assets                                 (50,243)
     Operating loss carryforwards               2,217,284
     Valuation allowance                       (1,627,547)
                                              -----------

    Net non-current deferred tax asset                  0
                                              -----------

    Net deferred tax asset                    $         0
                                              ===========

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from the net operating loss carryforwards and has, therefore, provided a valuation allowance of $1,706,483. Given the level of net loss before taxes in 1995, and the uncertainty that exists regarding the ability of the company to continue as a going concern, the Company has provided an additional valuation allowance of $267,000 related to the deferred tax asset reflected as of December 31, 1994.

The following table details the difference between the federal statutory rate and the effective tax rate for the years ended December 31, 1995 and 1994 (amounts expressed as percentages):


                                                   1995    1994
                                                  ------  ------

            Statutory rate                         (34.0)   34.0

            Change in valuation allowance due to
             current year income (loss)             34.0   (34.0)

            Increase (decrease) in valuation
            allowance to recognize deferred tax
            asset                                   14.3   (74.2)
                                                   -----   -----


            Effective rate                          14.3   (74.2)
                                                   =====   =====

7.   PENSION PLAN
     ------------

     The Company has a defined contribution pension plan which covers substantially all of the employees of the Company's subsidiary, United Coupon Corporation. Under the Plan, the Company's contributions equal 50% of the participants' contributions, up to 2% of their respective gross wages. Contributions to the Plan by the Company were $33,619 in 1995, and $21,464 in 1994.

8.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company has advanced $280,000 to two former officers of its subsidiary, Cal-Central Marketing Corporation, who are also stockholders of the Company. These advances are evidenced by notes which originally matured on October 26, 1995, and are currently being extended on a month-to-month basis. These notes originally bore interest at 4%, but subsequent to October 26, 1995, bear an annual interest rate of 10%. Redeemable Preferred Stock (280 shares) are pledged as collateral for the advances.

9.   OTHER INCOME
     ------------

     In February 1994, the Company restructured a $130,000 note receivable and approximately $120,000 in accounts receivable from The American Education Corporation ("TAEC"), in connection with the recapitalization of TAEC. The terms of the restructuring provided for a cash payment of $75,000, a one year note for $50,000 with 7% annual interest, and 260,602 shares of TAEC Common Stock. The new note was paid in March 1994. In addition, the Company converted its TAEC Convertible Preferred Stock into 1,371,420 shares of TAEC Common Stock.

     On June 9, 1994, the Company sold its investment in TAEC Common Stock for cash. Total proceeds of the sale were $501,520 and resulted in other income of approximately $340,000 for the period ended December 31, 1994.

10.  SUBSIDIARY RESTRUCTURING
     -------------------------

     The Company acquired Cal-Central Marketing Corporation as a wholly owned subsidiary on October 27, 1993. Operating profitability and cash flow for the subsidiary have been below management's expectations and anticipated potential since the acquisition. During the third quarter of 1995, management determined that it was in the best interest of shareholders and the Company to close the Fort Lauderdale, Florida, production facility and consolidate all art and printing functions for Cal-Central into the Company's newly expanded facility in Springfield, Virginia. This transition was accomplished during December 1995, and a restructuring charge comprised of the following items was recorded during 1995 to reflect the costs associated with the restructuring:


          Leasehold Improvement Forfeiture        $ 59,426
          Write Down of Plant & Equipment          266,472
          Deposits Forfeiture                       34,110
          Employee Severance                        20,000
          Distributor Cancellations                 30,000
          Legal, Accounting, and Moving  Costs      32,435
          Accounts Receivable Impairment           330,000
                                                  --------

            Total Restructuring Expense           $772,443
                                                  ========

     Additionally, Cal-Central entered into a settlement agreement with the owner of the Fort Lauderdale facility whereby the Company is required to make final payments totaling $48,000 during 1996 as a condition for early termination of this lease. This amount has been recorded as a period expense and is included in accrued liabilities at December 31, 1995.

11.  SUBSEQUENT EVENTS
     -----------------

     On March 4, 1996, the Company entered into a Third Restated and Amended Loan Agreement with BancFirst which provided for the renewal of the Company's existing term and revolving credit facilities until January 31, 1997. This amended agreement is discussed more fully in Note 3.

     In consideration of the plan to consolidate the corporate office functions from Oklahoma City to the expanded offices of the Company in Springfield, Virginia, the Company's Chairman, Chief Executive Officer and President, W. Douglas Frans, and its Chief Financial Officer, Ted W. Strickland, proposed to resign their positions following completion of specific key objectives encompassing the bank restructuring and annual audit. The Board of Directors approved this plan on March 22, 1996, and appointed Gerard R. Bernier, current Chief Executive Officer and President of United Coupon, and Robert F. Pulliza, Chief Financial Officer of United Coupon, as their respective successors. This transition of corporate authority will become effective March 31, 1996.