Form 10QSB
period 1996-03-31
UNICO INC
filed 1996-05-15
CIK 797564

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                      MARCH 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     _____________________________________

FOR THE QUARTER ENDED MARCH 31, 1996                   COMMISSION FILE # 0-15303

                                  UNICO, INC.
                                  -----------
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                              73-1215433
         --------                                              ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

                 8380 ALBAN ROAD, SPRINGFIELD, VA         22150
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

(Registrant's telephone number, including area code)            (703) 644-0200
                                                                --------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes    X    No
                                                         ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS:  COMMON STOCK, $.01 PAR VALUE
                      ------------------------------------

Number of SHARES OUTSTANDING as of May 13, 1996          7,883,095
                                                         ---------

                                  UNICO, INC.


                                     INDEX
                                     -----

                                                                      PAGE NO.
                                                                      --------

PART 1 - FINANCIAL INFORMATION

     ITEM 1     CONSOLIDATED BALANCE SHEETS
                March 31, 1996 and December 31, 1995                    3 & 4

                CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Quarter Ended March 31, 1996
                and the Quarter Ended March 31, 1995                      5

                CONSOLIDATED STATEMENTS OF CASH FLOW
                For the Quarter Ended March 31, 1996
                and the Quarter Ended March 31, 1995                      6

                NOTES TO INTERIM CONSOLIDATED FINANCIAL
                STATEMENTS                                                7

     ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                       9

PART 11 - OTHER INFORMATION                                               12

SIGNATURE PAGE                                                            13

                         PART 1.  FINANCIAL INFORMATION

UNICO, INC.

CONSOLIDATED BALANCE SHEETS                          1 of 2
- ---------------------------                          ------

ASSETS                                       March 31,     December 31,
- ------                                         1996            1995
                                               ----            ----

CURRENT:

Cash and Cash Equivalents                    $   429,600    $   300,821
Accounts Receivable:
  Trade (net of allowance for uncollectible
  accounts of $386,082 and $377,793)             478,613        771,495
Inventory                                        295,497        254,505
Notes Receivable                                  98,968        189,707
Notes Receivable - Stockholders                  280,000        280,000
Prepaid Expenses                                 114,412        171,203
                                             -----------    -----------

  Total current assets                         1,697,090      1,967,731

PROPERTY:

Furniture, fixtures and equipment              4,375,131      4,285,322
Leasehold improvements                           158,061        152,470
  Less accumulated depreciation               (1,656,325)    (1,552,175)
                                             -----------    -----------

  Property, net                                2,876,867      2,885,617

GOODWILL (net of amortization of
  $330,897 and $317,309)                       1,694,125      1,707,713

DEPOSITS AND OTHER                               195,855        200,619
                                             -----------    -----------

TOTAL                                        $ 6,463,937    $ 6,761,680
                                             ===========    ===========




   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

CONSOLIDATED BALANCE SHEETS                               2 of 2
- ---------------------------                               ------

                                                   March 31,   December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                   1996          1995
- ----------------------------------                   ----          ----

CURRENT LIABILITIES:
Accounts payable                                 $ 1,185,518   $ 1,258,768
Accrued liabilities                                  349,557       242,844
Notes payable, current portion                       774,967       781,715
Deferred revenue                                      11,315       110,921
                                                 -----------   -----------

  Total current liabilities                        2,321,357     2,394,248

LONG TERM LIABILITIES:
Notes Payable                                        748,500       805,021
Convertible debenture - Affiliate                  1,400,000     1,386,750
Subordinated debenture                             1,010,000       996,750
Other                                                198,328        91,933
                                                 -----------   -----------

  Total long term liabilities                      3,356,828     3,280,454
                                                 -----------   -----------

  Total liabilities                                5,678,185     5,674,702

REDEEMABLE PREFERRED STOCK:
Preferred stock - $.01 par value:
 5,000,000 shares authorized;
 Series A and B Redeemable Preferred stock -
 280 shares issued and outstanding
 (Redemption value of $280,000)                            3             3

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value:
 5,000,000 shares authorized;
 Series A Convertible Preferred Stock -
 0 shares issued and outstanding                           -             -
Common stock - $.01 par value:
 20,000,000 shares authorized;
 7,883,095 shares outstanding                         78,830        78,830
Additional paid-in capital                         4,974,034     4,974,034
Accumulated deficit                               (4,267,115)   (3,965,889)
                                                 -----------   -----------

  Total stockholders' equity                         785,752     1,086,975
                                                 -----------   -----------

  TOTAL                                          $ 6,463,937   $ 6,761,680
                                                 ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
- ----------------------------------------------


                                            1996         1995
                                         -----------  ----------
REVENUES:

Coupon and advertising sales,
  net of discounts and allowances        $1,782,693   $3,046,874
Franchise fees                               92,133            0
Other                                        70,573       92,969
                                         ----------   ----------

TOTAL REVENUES                            1,945,399    3,139,843

EXPENSES:

Production                                1,367,199    2,098,164
General and administrative                  679,518      856,296
Franchise development                        89,002       98,328
Interest expense - affiliate                 43,563       38,528
Interest expense - other                     58,676       41,705
                                         ----------   ----------

TOTAL EXPENSES                            2,237,958    3,133,021
                                         ----------   ----------

NET INCOME (LOSS) BEFORE INCOME TAXES      (292,559)       6,822

DEFERRED INCOME TAX EXPENSE                   8,667        2,729
                                         ----------   ----------

NET INCOME (LOSS)                        $ (301,226)  $    4,093
                                         ==========   ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      7,883,095    7,305,521
                                         ----------   ----------

NET INCOME (LOSS) PER COMMON SHARE           $(.038)       $.001
                                         ==========   ==========




   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          1996         1995
                                                       -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $(301,226)  $   4,093
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                          117,738     118,343
   Provision for bad debts                                 68,289      21,003
   Deferred income taxes                                    8,667       2,729

Changes in operating assets and liabilities:
   Accounts and notes receivable                         (315,332)    (25,334)
   Prepaid expenses and inventory                          15,799    (150,544)
   Deposits and other                                       4,764       2,373
   Accounts payable and accrued liabilities               131,190     160,759
   Deferred revenue                                       (99,605)   (100,327)
                                                        ---------   ---------
Net Cash Provided by (Used in) Operating Activities       260,948      33,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                      (95,400)   (196,900)
                                                        ---------   ---------
Net Cash Provided by (Used in) Investing Activities       (95,400)   (196,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                                   25,000           0
Proceeds from notes payable                                     0     104,000
Payment of notes payable                                  (61,769)   (162,595)
Payment of funding costs                                        0      (1,039)
                                                        ---------   ---------
Net Cash Provided (Used In) Financing Activities          (36,769)    (59,634)
                                                        ---------   ---------

CHANGE IN CASH AND CASH EQUIVALENTS:                      128,779    (223,439)
Cash and Cash Equivalents - Beginning of Period           300,821     708,742
                                                        ---------   ---------
Cash and Cash Equivalents - End of Period               $ 429,600   $ 485,303
                                                        =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for income taxes                           $       0   $       0
   Cash paid for interest                               $  31,977   $ 114,290




   The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.
- -----------


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------

1.   BASIS OF PRESENTATION
     ---------------------

     The interim consolidated financial statements at March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1995 balance sheet was derived from the Company's audited financial statements.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995. The accompanying unaudited interim financial statements for the three month period ended March 31, 1996 are not necessarily indicative of the results which can be expected for the entire year.

2.   COMMITMENTS & CONTINGENCIES
     ---------------------------

     Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central. A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, written settlement was reached with Florida authorities whereby Cal-Central agreed to a payout of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. The agreed to amount is recorded as a liability at December 31, 1995 and March 31, 1996.

     The Company is exposed to various other legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3.   INCOME TAXES
     ------------

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

     Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $8,667 reflected in the Statements of Operations for the quarter ended March 31, 1996 represents state income taxes payable by United Coupon on first quarter profits that are not impacted by the net operating loss carryforwards.


4.   SUBSIDIARY RESTRUCTURING
     ------------------------

     The Company acquired Cal-Central Marketing Corporation as a wholly owned subsidiary on October 27, 1993. Operating profitability and cash flow for the subsidiary have been below management's expectations and anticipated potential since the acquisition. During the third quarter of 1995, management determined that it was in the best interest of shareholders and the Company to close the Fort Lauderdale, Florida, production facility and consolidate all art and printing functions for Cal-Central into the Company's newly expanded facility in Springfield, Virginia. This transition was accomplished during December 1995, and a restructuring charge of $772,433 was recorded during 1995 to reflect initial costs associated with the restructuring.

     During the quarter ended March 31, 1996, the Company further evaluated the collectibility of remaining accounts receivable of Cal-Central, including receivables related to advertising commitments completed during the period. As a result of this review, the Company recorded additional bad debt expense of $60,000 related to Cal-Central accounts receivable. Remaining accounts receivable of Cal-Central, deemed to be collectible following this additional impairment, is $107,413.

5.   CORPORATE RESTRUCTURING
     -----------------------

     On March 4, 1996, the Company entered into a Third Restated and Amended Loan Agreement with BancFirst which provided for the renewal of the Company's existing term and revolving credit facilities until January 31, 1997.

     In consideration of the plan to consolidate the corporate office functions from Oklahoma City to the expanded offices of the Company in Springfield, Virginia, the Company's Chairman, Chief Executive Officer and President, W. Douglas Frans, and its Chief Financial Officer, Ted W. Strickland, proposed to resign their positions following completion of specific key objectives encompassing the bank restructuring and annual audit. The Board of Directors approved this plan on March 22, 1996, and appointed Gerard R. Bernier, current Chief Executive Officer and President of United Coupon, and Robert F. Pulliza, former Executive Vice President of United Coupon, as their respective successors. This transition of corporate authority and relocation of corporate headquarters became effective March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

     The Company's working capital was a deficit $624,267 at March 31, 1996, a 46% decrease from December 31, 1995. This change reflects: an increase in Cash and Equivalents of $128,779 resulting primarily from positive operating cash flow, aided by deferred interest payments regarding subordinated debt; a net decrease of $292,882 in trade Accounts Receivable, related to impairment of collectibility of accounts receivable at Cal-Central Marketing Corporation ("Cal-Central"); an increase of $40,992 in paper and work in process Inventory at United Coupon Corporation ("United Coupon"); a decrease of $56,791 in Prepaid Expenses related to amortization of prepaid sales commissions on advertising contracts completed during the period; and a decrease of $90,739 in Notes Receivable collected during the first quarter of 1996. These changes were impacted by a decrease of $73,250 in Accounts Payable and a $106,713 increase in Accrued Liabilities related to accrual of seasonal operating costs at United Coupon. Working capital was aided by a $99,606 reduction in Deferred Revenue related to completion of advertising contracts during the period. Certain liabilities, totaling $294,000, have maturity dates of less than twelve months. The Company has an established history of renewal for these items. Management has the intent and believes the Company has the ability to renew these items, thus, they have been appropriately classified as long term.

     Long term liabilities increased by $76,374 during the period as a result of deferral of interest payments on subordinated debt obligations until July 1997.

     During the latter half of 1995, the Company's subsidiary Cal-Central developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions. In addition, management arranged a deferral of interest payments on subordinated debt obligations and arranged convertible debt financing with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. Management is optimistic that the plan for Cal-Central will be successful and that the interim financing will be sufficient to allow time for an appropriate reduction of debt within limits that are comfortably supportable by total Company operations. Such actions could require securities, debt, or cash beyond that currently available within the Company. Management will consider appropriate options available in providing such funding.

     As a component of the restructuring of Company debt, a Letter of Intent to convert a major portion of subordinated debt to equity has been executed with lenders representing approximately 80% of the Company's subordinated debt. Management believes such action is appropriate for improving the financial condition of the company and for improving value for shareholders.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1996
AS COMPARED TO THE QUARTER ENDED MARCH 31, 1995
- ----------------------------------------------------

     Gross Revenue for the quarter ended March 31, 1996 declined 38% from the same period in 1995, from $3,139,843 to $1,945,399. Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 92% of total revenue for 1996, decreased by 46% from the corresponding period in 1995. Coupon Sales from United Coupon Corporation increased approximately 7% over the prior year, at $1,866,636 compared to $1,751,145 for the same period in 1995. Net income contribution from United Coupon increased by approximately 31% during the first quarter of 1996 compared to the same period in 1995. Advertising Sales at Cal-Central declined by $1,286,057. The Cal-Central decline was a result of restructuring activities for the distributor based cooperative advertising business of Cal-Central.

     Franchise Fee Income for the period improved substantially from the prior year, with $92,133 reported for the 1996 quarter compared to no sales for the same period in 1995. Franchise sales continue to receive intensive effort and management attention.

     Other Revenue for the current period was $70,573 compared to $92,969 in 1995. The decline is related to lower credit fees collected by Cal-Central as a result of lower overall sales activity by Cal-Central during the 1996 period.

     Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by $730,965, 35%, during the 1996 quarter in contrast to the same period in 1995. This decrease is related to the 26% decline in Advertising Sales and related production activities at Cal-Central, partially offset by higher levels of Commercial Printing at United Coupon.

     General and Administrative Expense decreased by 21% over the same period last year primarily as a result of cost containment and consolidation of administrative functions for all Company operations within the Springfield facility.

     Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchises, was 10% less than the prior year.

     Interest Expense increased $22,006 over the same period last year as a result of additional borrowed funds accumulated during the second half of 1995.

     During the latter portion of 1995, the Company's subsidiary, Cal-Central, experienced a significant cash flow shortfall as a result of the temporary interruption of product distribution by two key distributors. This shortfall received reaction from UNICO management through the initiation of a restructuring plan to reduce Cal-Central administrative overhead and operating expenses and to implement more efficient and effective approaches to sales administration and product manufacturing. During the initial phases of restructuring, Cal-Central has been unable to meet all product art and printing requirements. In addition, the interruption of distribution of Cal-Central products caused a delay in Cal-Central's ability to meet the distribution commitment of advertising sales contracts. In management's opinion, this delay caused an additional impairment of $60,000 during the first quarter of 1996 in the probable collectibility of trade accounts receivable related to these contracts. During the three month period ended March 31, 1996, the Company completed art and printing functions and delivered advertising product related to approximately $460,000 in Cal-Central advertising contracts. The Company has not recorded sales or accounts receivable for these items due to the lateness in which such delivery was completed. Art and printing costs related to this work are reported as production expense for the period.

     Net Loss for the current period was $301,226 compared to net income of $4,093 for the prior year. This significant decline is directly related to the restructuring of Cal-Central, including the interruption of art and printing functions which delayed the realization of revenue from advertising sales, as well as the net effect of revenue variations and cost reductions noted above. During the first quarter of 1996, Company management agreed upon and completed a plan to consolidate all corporate administrative functions, including the corporate headquarters and the offices of Chief Executive Officer, President and Chief Financial Officer within the facility and with personnel within the Company's Springfield, Virginia facility. This action is expected to yield lower administrative costs in future periods.

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

Item 6.                      Exhibits and Reports on Form 8-K
                             --------------------------------

                             A.  Exhibits

                                 Omitted from this report as inapplicable

                             B.  Reports on Form 8-K

                                 Form 8-K was filed on April 11, 1996 disclosing the change in corporate office location and change in Chief Executive Officer, President & Chairman, as well as Chief Financial Officer.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.


                                                 UNICO, INC.



May 13, 1996                          By:  /s/  Gerard R. Bernier
- ------------
                                         -------------------------
                                           Gerard R. Bernier
                                           Chief Executive Officer
                                           and President





                                      By:  /s/  Robert F. Pulliza
                                         -------------------------
                                           Robert F. Pulliza
                                           Chief Financial Officer

13