Form 10KSB/A
period 1995-12-31
UNICO INC
filed 1996-05-31
CIK 797564

                                  FORM 10-KSB/A
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

                                    PART IV


Item 13. Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)   The following documents are filed as part of this report:/(7)/

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report./(7)/

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report./(7)/


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

     10.23 Debt Exchange Agreement between Graphic Rolls Unlimited and the Company dated February 22, 1995. /(6)/

     10.24 Debt Exchange Agreement between McCollum & Bunch and the Company dated February 22, 1995. /(6)/

     10.25 Debt Exchange Agreement between Walter Rose and the Company dated February 22, 1995. /(6)/

     10.26 Debt Exchange Agreement between Ronald Martin and the Company dated February 22, 1995. /(6)/

     10.27 Subordinated Loan Agreement dated June 30, 1995, among UNICO, Inc. and Cal-Central Marketing Corporation and the Harlon Morse Fentress Trust, Philip M. Stevenson, Jr., RHOJOAMT Partnership, Ltd., CITCAM Stock Co., Barbara T. Grinnan, and Goose Creek. /(7)/

     10.28  Form of Common Stock Purchase Warrant, dated June 30, 1995. /(7)/

     10.29 Subordinated Convertible Debt Loan Agreement dated October, 1995, and schedule of advances, among UNICO, Inc., United Coupon Corporation, and Cal-Central Marketing Corporation and Renaissance Capital Group, Inc. and Duncan-Smith Company./(7)/

     10.30 Third Restated Loan Agreement dated March 4, 1996, among UNICO, Inc., United Coupon Corporation, Cal-Central Marketing Corporation and BancFirst./(7)/

     21     List of Subsidiaries/(3)/

     27 Financial Data Schedule - Pursuant to EDGAR filing requirements for the period ended December 31, 1995, filed herewith this Form 10-KSBA dated May 30, 1996.

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

     (3) Incorporated by reference to the Registrant's Form 1O-KSB for the fiscal year ending December 31, 1993 (SEC File No. 0-15303).

     (4) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-73 10-FW).

     (5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994, (SEC File No. 0-15303).

     (6) Incorporated by reference to the Registrant's Form S-3 dated April 28, 1995 (SEC File No. 33-91270).

     (7) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1996 (SEC File No. 0-15303).