Form 10QSB
period 1996-06-30
UNICO INC
filed 1996-08-16
CIK 797564

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

[X}  QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                                    JUNE 30, 1996

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                              __________________________


FOR THE QUARTER ENDED JUNE 30, 1996                   COMMISSION FILE # 0-15303

                                     UNICO, INC.
                                     -----------
                (Exact name of Registrant as specified in its Charter)

    DELAWARE                                                    73- 1215433
    ---------                                                   -----------

  (State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification Number)

                        8380 ALBAN ROAD, SPRINGFIELD, VA  22150
                        --------------------------------------
                 (Address of principle executive offices) (Zip Code)

(Registrant's telephone number, including area code)             (703)644- 0200
                                                                --------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements the past 90 days.                 Yes   X          No
                                                           ---            ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS: COMMON STOCK, $.01 PAR VALUE
                         -----------------------------------

Number of SHARES OUTSTANDING as of July 31, 1996                      8,153,095
                                                                      ----------

                                      UNICO, INC

                                        INDEX


                                                                     PAGE NO.


PART 1 - FINANCIAL INFORMATION

    ITEM 1    CONSOLIDATED BALANCE SHEETS
              June 30, 1996 and December 31, 1995                      3 & 4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Quarter Ended June 30, 1996
              and for the Six Months Ended June 30, 1996               5 & 6

              CONSOLIDATED STATEMENT OF CASH FLOW
              For the Six Months Ended June 30, 1996                     7

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS         8

    ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        11

PART II - OTHER INFORMATION                                              15

SIGNATURE PAGE                                                           16

                            PART 1. FINANCIAL INFORMATION

UNICO, INC.

CONSOLIDATED BALANCE SHEETS                                   1 OF 2
- ---------------------------

ASSETS                                                 June 30,    December 31,
                                                        1996          1995
                                                        ----          ----
CURRENT

Cash and cash equivalents                             $184,097      $300,821
Accounts Receivable:
    Trade (net of allowance for uncollectible
    accounts of $450,078 and $377,793)                 539,962       771,495
Inventory                                              188,969       254,505
Notes Receivable                                        94,615       189,707
Notes Receivable - Stockholders                        280,000       280,000
Prepaid expenses                                       135,108       171,203
Accrued revenues                                        87,602             0
                                                    ----------    ----------

    Total current assets                             1,510,353     1,967,731

PROPERTY:

Furniture, fixtures & equipment                      4,415,402     4,285,322
Leasehold improvements                                 161,593       152,470
    Less accumulated depreciation                   (1,779,622)   (1,552,175)
                                                    ----------    ----------

    Property, net                                    2,797,373     2,885,617

GOODWILL (net of amortization of
    $342,561 and $317,309)                           1,682,461     1,707,713

DEPOSITS AND OTHER                                     186,912       200,619
                                                    ----------    ----------

    TOTAL                                           $6,177,099    $6,761,680
                                                    ----------    ----------
                                                    ----------    ----------


       The accompanying notes are an integral part of the financial statements.

UNICO, INC.

CONSOLIDATED BALANCE SHEETS                                  2 OF 2
- ---------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY                   June 30,    December 31,
                                                        1996          1995
                                                        ----          ----
CURRENT LIABILITIES:
Accounts payable                                    $1,318,406    $1,258,768
Accrued liabilities                                    400,760       242,844
Notes payable, current portion                       1,009,785       781,715
Deferred revenue                                             0       110,921
                                                    ----------    ----------

    Total current liabilities                        2,728,951     2,394,248

LONG-TERM LIABILITIES
Notes payable, net of current portion                        0       805,021
Convertible debenture-Affiliate                      1,400,000     1,386,750
Subordinated debenture                               1,010,000       996,750
Other                                                  335,359        91,933
                                                    ----------    ----------

    Total long-term liabilities                      2,745,359     3,280,454
                                                    ----------    ----------

    Total liabilities                                5,474,310     5,674,702

REDEEMABLE PREFERRED STOCK:
Preferred stock - $.01 par value:
  5,000,000 shares authorized;
  Series A and B Redeemable Preferred Stock -
  280 shares issued and outstanding
  (Redemption value of $280,000)                             3             3

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDER'S EQUITY:
Preferred stock - $.01 par value:
  5,000,000 shares authorized;
  Series A Convertible Preferred Stock -
  0 shares issued and outstanding
Common stock - $.01 par value;
  20,000,000 shares authorized;
  8,153,095 shares outstanding                          78,830        78,830
Additional paid in capital                           4,974,034     4,974,034
Accumulated deficit                                 (4,350,078)   (3,965,889)
                                                    ----------    ----------

    Total stockholder's equity                         702,789     1,086,978
                                                    ----------    ----------

    TOTAL                                           $6,177,099    $6,761,680
                                                    ----------    ----------
                                                    ----------    ----------



       The accompanying notes are an integral part of the financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------

                                                         1996          1995
                                                         ----          ----
REVENUES:
Coupon and advertising sales,
  net of discounts and allowances                   $1,638,817    $3,337,200
Franchise fees                                         $28,290       $28,150
Other                                                   65,302       166,549
                                                    ----------    ----------

TOTAL REVENUES                                       1,732,409     3,531,899

EXPENSES:
Production                                           1,068,732     2,470,180
General and administrative                             554,419       709,770
Franchise development                                   88,395        96,949
Interest expense-Affiliate                              15,000        39,384
Interest expense-Other                                  79,826        65,356
                                                    ----------    ----------

TOTAL EXPENSES                                       1,806,372     3,381,639
                                                    ----------    ----------

NET INCOME (LOSS) BEFORE
INCOME TAXES                                           (73,963)      150,260

PROVISIONS FOR INCOME TAX                                9,000         6,741
                                                    ----------    ----------

NET INCOME (LOSS)                                     ($82,963)     $143,519

WEIGHTED AVERAGE COMMON                              7,981,007     7,728,342
    SHARES OUTSTANDING

NET INCOME (LOSS) PER COMMON SHARE                     ($0.010)        $0.02

       The accompanying notes are an integral part of the financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------

                                                        1996          1995
                                                        ----          ----
REVENUES:
Coupon and advertising sales,
  net of discounts and allowances                   $3,377,141    $6,384,074
Franchise fees                                        $120,423       $28,150
Other                                                  180,245       259,518
                                                    ----------    ----------

TOTAL REVENUES                                       3,677,809     6,671,742

EXPENSES:
Production                                           2,435,931     4,568,344
General and administrative                           1,233,938     1,566,066
Franchise development                                  177,397       195,277
Interest expense-Affiliate                              58,563        77,912
Interest expense-Other                                 138,502       107,061
                                                    ----------    ----------

TOTAL EXPENSES                                       4,044,331     6,514,660
                                                    ----------    ----------

NET INCOME (LOSS) BEFORE
INCOME TAXES                                          (366,522)      157,082

PROVISIONS FOR INCOME TAX                               17,667         9,470
                                                    ----------    ----------

NET INCOME (LOSS)                                    ($384,189)     $147,612

WEIGHTED AVERAGE COMMON                              7,932,051     7,557,533
    SHARES OUTSTANDING

NET INCOME (LOSS) PER COMMON SHARE                     ($0.048)        $0.02


       The accompanying notes are an integral part of the financial statements.

UNICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------


                                                        1996          1995
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    ($384,189)     $147,612
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
    Depreciation and amortization                      252,699       251,149
    Provision for bad debts                            105,178        44,744
    Deferred income tax                                 17,667         9,470
    Other income effect
    of exchange of stock for debt                            0      (121,561)
Changes in operating assets and liabilities:
  Accounts and notes receivable                        221,446      (196,191)
  Prepaid expenses and inventory                       101,631      (103,600)
  Deposits and other assets                            (73,895)      (12,703)
  Accounts payable and accrued liabilities             199,888       227,707
  Deferred revenue                                    (110,921)     (107,879)
                                                    ----------    ----------
Net Cash Provided by (used in) Operating Activities    329,504       138,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                  (139,203)     (382,492)
                                                    ----------    ----------
Net Cash Provided by (used in) Investing Activities   (139,203)     (382,492)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debentures                                25,000             0
Proceeds from notes payable                                  0       315,000
Payment of notes payable                              (332,025)     (289,775)
                                                    ----------    ----------
Net Cash Provided by (used in) Financing Activities   (307,025)       25,225
                                                    ----------    ----------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS:                                 (116,724)     (218,519)
CASH AND CASH EQUIVALENTS,
Beginning of Year                                      300,821       708,742
CASH AND CASH EQUIVALENTS,
End of Period                                         $184,097      $490,223
                                                    ----------    ----------
                                                    ----------    ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes                              $0            $0
    Cash paid for interest                             $62,023       $31,977


       The accompanying notes are an integral part of the financial statements.

UNICO, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 1996 AND 1995

1.  BASIS OF PRESENTATION

         The interim consolidated financial statements at June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1995 balance sheet was derived from the Company's audited financial statements.

         The accompanying unaudited financial statements are for the interim period and do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results which can be expected for the entire year.

2.  COMMITMENTS & CONTINGENCIES

         Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central Marketing Corporation. A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, written settlement was reached with Florida authorities whereby Cal-Central agreed to a payout of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. The agreed to amount is recorded as a liability at December 31, 1995 and June 30, 1996.

         The Company is exposed to various other legal matters encountered in the normal course of business. Although the ultimate resolution of these matters cannot be assured at this time, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3.  INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes.

         Under SFAS 109, deferred tax assets and liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

        Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $17,667 for the six month period and $9,000 for the quarter ended June 30, 1996, reflected in the respective Statements of Operations, represents VA state income taxes payable by the Company's subsidiary, United Coupon Corporation, on profits that are not impacted by the parent company's consolidated net operating loss carryforwards.

4.  SUBSIDIARY RESTRUCTURING

         The Company acquired Cal-Central Marketing Corporation as a wholly owned subsidiary on October 27, 1993. Operating profitability and cash flow for the subsidiary have been below management's expectations and anticipated potential since the acquisition. During the third quarter of 1995, management determined that it was in the best interest of the shareholders and the Company to close the Fort Lauderdale, Florida facility and completed all art and printing work-in-process for Cal-Central at United Coupon Corporation's, (a wholly owned subsidiary of Unico, Inc.) newly expanded facility in Springfield, Virginia. This transition was accomplished during December 1995, and a restructuring charge of $772,433 was recorded during 1995 to reflect initial costs associated with the restructuring.

         During the quarter ended March 31, 1996, the Company further evaluated the collectibility of remaining accounts receivable of Cal-Central, including receivables related to advertising commitments completed during the period. As a result of this review, the company recorded an additional bad debt allowance of $60,000 related to Cal-Central accounts receivable.

         During the quarter ended June 30, 1996 management has stabilized operating activities for this subsidiary and is revising the business plan for this business segment.

5.  CORPORATE RESTRUCTURING

         On March 4, 1996, the Company entered into a Third Restated and Amended Loan Agreement with BancFirst which provided for the renewal of the Company's existing term and revolving credit facilities until January 31, 1997.

         In consideration of the plan to consolidate the corporate office functions from Oklahoma City to the expanded offices of the Company in Springfield, Virginia, the Company's Chairman, Chief Executive Officer and President, W. Douglas Frans, and its Chief

    Financial Officer, Ted W. Strickland, proposed to resign their positions following completion of specific key objectives encompassing the bank restructuring and annual audit. The Board of Directors approved this plan on March 22, 1996, and appointed Gerard R. Bernier, current Chief Executive Officer and President of United Coupon Corporation, and Robert F. Pulliza, former Executive Vice President and Chief Operating Officer of United Coupon Corporation, as their respective successors. This transition of corporate authority and relocation of corporate headquarters became effective March 31, 1996.

6.  SUBSEQUENT EVENTS
    The Company accepted the resignation of its Chief Financial Officer, Robert
    F. Pulliza, effective June 18, 1996. Subhash Ghei, United Coupon Corporation's Controller since 1994, has been appointed as Mr. Pulliza's successor.

    By Letter Agreement dated July 24, 1996, the Company entered into an agreement with BancFirst to restructure its debt payments, provided certain conditions precedent were met prior to August 15, 1996. The new agreement will provide for monthly payments of principle and interest in an amount equal to 50% of previous monthly payments. Managment anticipates meeting all required conditions on or before the due dates.

    On July 30, 1996, the Board of Directors of UNICO, Inc. approved a Loan Conversion Agreement and Addendum to Loan Conversion Agreement, dated July 12, 1996 and July 30, 1996, respectively, by and among UNICO, Inc., Renaissance Capital Partners, Ltd., a Texas Limited Partnership, and Duncan Smith Investments Co., a Texas Corporation.

    The net effect of these Agreements is to convert $1,757,569 of convertible debentures, subordinated notes and accrued interest to convertible preferred stock. The proforma results of this conversion on the Company's Balance Sheet are as follows:

                         JUNE 30, 1996       CONVERSION        JULY 30, 1996

    Total Assets          $6,177,099               N/AZ         $6,177,099
    Total Liabilities      5,474,310         (1,757,569)         3,716,744
    Stockholder's Equity     702,789          1,757,569          2,460,358

    The remaining $860,000 of non convertible outstanding subordinated debt remains under a "stand still" agreement which requires no payment of interest or principle until such time as all bank debt has been paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principle measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collaterized bank lines of credit as a proper supplement to its liquidity.

     The Company's working capital was a deficit of $1,218,598 at June 30, 1996, a decrease of $792,081 from December 31, 1995. This change reflects: a decrease in Cash and Equivalents of $116,784 as a result of reduction of bank debt, a net decrease of $231,533 in Accounts Receivable, reflecting lower sales activity during the period, and improved collection efforts by United Coupon Corporation ("United Coupon"); utilization of $65,536 in Inventory at United Coupon, a decrease of $95,092 in Notes Receivable, reflecting improved collection procedures at United Coupon; a reduction of $36,095 in Prepaid Expenses relating to amortization of prepaid sales commissions on advertising contracts at Cal-Central completed during the period; and an increase of $87,602 in Accrued Revenues reflecting collection of upfront processing fees from franchisees. The change in working capital was also impacted by an increase in Accounts Payable and Accrued Liabilities of $217,554 resulting from a concerted effort to conserve cash during debt restructuring activities. The current portion of Notes Payable increased by $228,070 partly as a result of bank debt all maturing within the next 12 months. These reductions of working capital were partially offset by a reduction of $110,921 in Deferred Revenue as a result of completion of contracts.

     Long-Term Liabilities were reduced by $535,095 reflecting a $282,025 reduction in bank debt and reclassification of $253,070 of bank debt to Current Liabilities.

     During the latter half of 1995, the Company's subsidiary, Cal-Central, developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions. In addition, management arranged a deferral of interest payments on subordinated debt obligations and arranged convertible debt financing with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. Management is optimistic that the plan for Cal-Central will be successful and that the interim financing will be sufficient to allow time for an appropriate reduction of debt within limits that are comfortably supportable by total company operations. Such actions could require securities, debt, or cash beyond that currently available within the Company. Management will consider appropriate options available in providing such funding.

     As a component of the restructuring of Company debt, a Letter of Intent to convert a major portion of subordinated debt to equity was executed with lenders representing approximately 80% of the Company's subordinated debt. On July 30, 1996, the Board of Directors approved a Loan Conversion Agreement and Addendum to Loan Conversion Agreement, dated July 12, 1996 and July 30, 1996, respectively, by and between UNICO, Inc., Renaissance Capital Partners, Ltd., a Texas Limited Partnership, and Duncan Smith Investments Co., a Texas Corporation. The net effect of these Agreements is to convert $1,757,569 of convertible debentures subordinated notes and accrued interest to convertible preferred stock. This action significantly improves the company's Equity position and its ability to service remaining debt obligtions. See Subsequent Events page # 10.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1996
AS COMPARED TO THE QUARTER ENDED JUNE 30, 1995

     Gross Revenue for the quarter ended June 30, 1996 declined 50% from the same period in 1995, from $3,531,899 to $1,732,409. Coupon and Advertising Sales, which include coupon production charges, national account advertising fees, advertising sales and commercial printing, and which represents 95% of total revenue for 1996, decreased by 51% from the corresponding period in 1995. This decline in sales revenues is due to limited sales activities by Cal-Central during the quarter, while restructuring activities for the distributor based cooperative advertising business was addressed.

      Other Revenue for the current period was $65,302 compared to $166,549 in 1995. The decline is related to elimination of credit fees collected by Cal-Central during the quarter.

     Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by $1,401,448, or 57% during the quarter when compared to the same period in 1995. This decrease is related to the 51% decline in Advertising Sales and related production activities as a result of the temporarry curtailing of sales operations at Cal-Central.

     General And Administrative Expense decreased by 22% over the same period last year primarily as a result of cost containment programs and consolidation of the parent administrative functions within the Springfield, Virginia facility.

     Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchisees, declined 9% from the prior year. Related revenues were relatively unchanged during the period.

     Total Interest Expense decreased by $9,914 from the same period last year reflecting a reduction in bank debt.

     Net Loss for the quarter was $82,963 compared to net income of $143,519 for the same period in 1995. The decline is directly related to the restructuring of Cal-Central, including the interruption of art and printing functions which delayed the realization of revenue from advertising sales, as well as the net effect of revenue variations and cost reductions noted above. During the first quarter of 1996, Company management agreed upon and completed a plan to consolidate all parent company's corporate administrative functions, including the corporate headquarters and the offices of Chief Executive Officer, President and Chief Financial Officer within the facility and with personnel within the Company's Springfield, Virginia facility. This action has yielded lower administrative costs and is expected to continue to reduce costs in future periods.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     Gross Revenue for the six months ended June 30, 1996 declined 45% from the same period in 1995, from $6,671,742 to $3,677,809. Coupon and Advertising Sales, which include coupon production Revenues, national account advertising fees, advertising sales and commercial printing, and which represents 92% of total revenue for 1996, decreased by 47% from the corresponding period in 1995. The decline is a result of limited sales efforts during restructuring activities for the distributor based cooperative advertising business of Cal-Central.

    Other Revenue for the current period was $180,245 compared to $259,518 in 1995. The decline is related to limited credit fees collected by Cal-Central during the period.

     Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by $2,132,413 or 47% during the six months period when compared to the same period in 1995. This decrease is related to the 47% decline in Advertising Sales and related production activities as a result of temporary curtailing of sales operations at Cal-Central.


     General And Administrative Expense decreased by 21% over the same period last year primarily as a result of cost containment programs and consolidation of parent company's administrative functions within the Springfield, Virginia facility.

     Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchisees, declined 9% from the prior year. This decline is considered to be temporary.

     Total Interest Expense increased by $12,092 from the same period last year reflecting higher levels of borrowed funds during the initial portion of 1996.

     During the latter portion of 1995, the Company's subsidiary, Cal-Central, experienced a significant cash flow shortfall as a result of the temporary interruption of product distribution by two key distributors. This shortfall received reaction from UNICO management through the initiation of a restructuring plan to reduce Cal-Central administrative overhead and operating expenses and to implement more efficient and effective approaches to sales administration and product manufacturing. During the initial phases of restructuring, Cal-Central has been unable to meet all product art and printing requirements. In addition, the interruption of distribution of Cal-Central products caused a delay in Cal-Central's ability to meet the distribution commitment of advertising sales contracts. In management's opinion, this delay caused an impairment of $60,000 during the first quarter of 1996 in the probable collectibility of trade accounts receivable related to these contracts.

     Net Loss for the six months period was $384,189 compared to net income of $147,612 for the same period in 1995. The significant decline is directly related to the restructuring of Cal-Central, including the interruption of art and printing functions which delayed the realization of revenue from advertising sales, as well as the net effect of revenue variations and cost reductions noted above. During the first quarter of 1996, Company management agreed upon and completed a plan to consolidate all parent company's corporate administrative functions, including the offices of Chief Executive Officer, President and Chief Financial Officer within the facility and with personnel within the Company's Springfield, Virginia facility. This action has yielded lower administrative costs and is expected to continue to reduce costs in future periods.

                             PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Omitted from this report as inapplicable.

Item 2.       CHANGES IN SECURITIES

              Omitted from this report as inapplicable.

Item 3.       DEFAULT UPON SENIOR SECURITIES

              Omitted from this report as inapplicable.

Item 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

              Omitted from this report as inapplicable.

Item 5.       OTHER INFORMATION

              Omitted from this report as inapplicable.

 Item 6.      EXIBITS AND REPORTS ON FORM 8-K

              A.  Exibits
                  Omitted from this report as inapplicable.

              B.  Reports on Form 8-K
                  Form 8-K was filed on April 11, 1996 disclosing the change in corporate location and change in Chief Executive Officer, President and Chairman, as well as Chief Financial Officer.

                  Form 8-K was filed on July 30, 1996 disclosing the change in
              Chief Financial Officer, the conversion of debt to equity by the subordinated debt holders and the restructuring of bank debt payments.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

                                                 UNICO, Inc.


August 15, 1996                                  /s/  Gerard R. Bernier
                                                 ----------------------
                                                 Gerard R. Bernier
                                                 Chief Executive Officer
                                                 and President



                                                 /s/  Subhash Ghei
                                                 -----------------
                                                 Subhash Ghei
                                                 Chief Financial Officer