Form 10QSB
period 1996-09-30
UNICO INC
filed 1996-11-13
CIK 797564

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        _____________________________________

FOR THE QUARTER ENDED SEPTEMBER 30, 1996               COMMISSION FILE # 0-15303

                                     UNICO, INC.
                (Exact name of Registrant as specified in its Charter)

           DELAWARE                                           73-1215433
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)

                       8380 ALBAN ROAD, SPRINGFIELD, VA  22150
                 (Address of principal executive offices)  (Zip Code)

(Registrant's telephone number, including area code)              (703) 644-0200

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes    X    No  __

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS:  COMMON STOCK, $.01 PAR VALUE

Number of SHARES OUTSTANDING as of November 11, 1996                 8,206,309

                                      UNICO, INC.

                                        INDEX

                                                                       PAGE NO.

PART I -- FINANCIAL INFORMATION

    ITEM 1    CONSOLIDATED BALANCE SHEETS
              September 30, 1996 and December 31, 1995                   3 & 4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Quarter Ended September 30, 1996
              and the Quarter Ended September 30, 1995                       5

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996
              and the Nine Months Ended September 30, 1995                   6

              CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Nine Months Ended September 30, 1996
              and the Nine Months Ended September 30, 1995                   7

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS             8

    ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           11


PART II -- OTHER INFORMATION                                                 15

SIGNATURE PAGE                                                              16
                                       2


                         PART 1.  FINANCIAL INFORMATION

UNICO, INC.

CONSOLIDATED BALANCE SHEETS                                 1 of 2

ASSETS                                           September 30,    December 31,
                                                    1996              1995
                                                    ----              ----
CURRENT:

Cash and Cash Equivalents                        $  166,713       $300,821
Accounts Receivable:
    Trade (net of allowance for
    uncollectible accounts of $450,078
    and $377,793)                                   477,489        771,495
Inventory                                           259,904        254,505
Notes Receivable                                    116,744        189,707
Notes Receivable -- Stockholders                    280,000        280,000
Prepaid Expenses                                    126,112        171,203
                                                 ----------      ----------
    Total current assets                          1,426,962      1,967,731

PROPERTY:

Furniture, fixtures and equipment                 4,436,571      4,285,322

Leasehold improvements                              161,593        152,470
    Less accumulated depreciation                (1,888,370)    (1,552,175)
                                                 -----------    -----------
    Property, net                                 2,709,794      2,885,617

GOODWILL (net of amortization of
    $351,942 and $317,309)                        1,673,080      1,707,713

DEPOSITS AND OTHER                                  151,204        200,619
                                                 -----------    -----------
TOTAL                                            $5,961,040     $6,761,680


The accompanying notes are an integral part of the consolidated financial statements.

UNICO, INC.

CONSOLIDATED BALANCE SHEETS                               2 of 2

                                                 September 30,  December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                   1996          1995
                                                     ----          ----

CURRENT LIABILITIES:
Accounts payable                                 $1,126,381     $1,258,768
Accrued liabilities                                 649,503        242,844
Notes payable, current portion                      310,000        781,715
Deferred revenue                                                   110,921
                                                 -----------     -----------

    Total current liabilities                     2,085,884      2,394,248

LONG TERM LIABILITIES:
Notes Payable                                       553,754        805,021
Convertible debenture -- Affiliate                               1,386,750
Subordinated debenture                              811,500        996,750
Other                                                               91,933
                                                 -----------    -----------

    Total long term liabilities                   1,365,254      3,280,454

    Total liabilities                             3,451,138      5,674,702

REDEEMABLE PREFERRED STOCK:
Preferred stock -- $.01 par value:
  5,000,000 shares authorized;
  Series A and B Redeemable Preferred stock --
  280 shares issued and outstanding
  (Redemption value of $280,000)                          3              3

STOCKHOLDERS' EQUITY:
Preferred stock -- $.01 par value:
  5,000,000 shares authorized;
  Series C Convertible Preferred Stock --
  1,757,569 and 0 shares issued and outstanding   1,712,739             --
Common stock -- $.01 par value:
  20,000,000 shares authorized;
  8,206,309 and 7,883,095 shares outstanding         82,063         78,830
Additional paid-in capital                        5,038,693      4,974,034
Accumulated deficit                              (4,323,596)    (3,965,889)
                                                 -----------    -----------

    Total stockholders' equity                    2,509.902      1,086,978
                                                 -----------    -----------

    TOTAL                                        $5,961,040     $6,761,680
                                                 -----------    -----------

The accompanying notes are an integral part of the consolidated financial statements.
                                       4

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                         1996          1995
                                                         ----          ----
REVENUES:

Coupon and advertising sales,
    net of discounts and allowances                   $1,263,685    $2,108,155
Franchise fees                                            72,680        36,430
Other                                                    373,958        78,827
                                                      ----------    ----------

TOTAL REVENUES                                         1,710,323     2,223,412

EXPENSES:

Production                                             1,312,260     1,909,151
General and administrative                               232,941       815,930
Franchise development                                     58,218        92,948
Interest expense -- affiliate                             14,264        39,384
Interest expense -- other                                 57,158        52,216
Restructuring cost                                                     362,549
                                                      -----------  -----------

TOTAL EXPENSES                                         1,674,841     3,272,178
                                                      -----------  -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                     35,482    (1,048,766)

INCOME TAX PROVISION                                       9,000         5,499
                                                      -----------  -----------
NET INCOME (LOSS)                                    $    26,482   $(1,054,265)
                                                      -----------  ------------

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                 7,886,608     7,883,095
                                                     -----------   -----------

NET INCOME (LOSS) PER COMMON SHARE                   $      .003   $     (.133)
                                                     -----------   ------------

The accompanying notes are an integral part of the consolidated financial statements.
                                       5

UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                            1996          1995
                                                            ----          ----
REVENUES:

Coupon and advertising sales,
    net of discounts and allowances                   $4,640,826    $8,494,710
Franchise fees                                           193,103        65,455
Other                                                    554,203       293,526
                                                      ----------    ----------

TOTAL REVENUES                                         5,388,132     8,853,691

EXPENSES:

Production                                             3,748,191     6,351,681
General and administrative                             1,466,879     2,506,846
Franchise development                                    235,615       292,708
Interest expense -- affiliate                             72,827       117,296
Interest expense -- other                                195,660       156,575
Restructuring cost                                                     362,549
                                                       ---------    ----------

TOTAL EXPENSES                                         5,719,172     9,787,655
                                                       ---------    ----------

NET INCOME (LOSS) BEFORE INCOME TAXES                   (331,040)     (933,964)

INCOME TAX PROVISION                                      26,667        12,834
                                                       ---------    ----------

NET INCOME (LOSS)                                      $(357,707)   $ (946,798)
                                                       ----------   -----------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                 7,884,274     7,640,215
                                                       ---------    ----------

NET INCOME (LOSS) PER COMMON SHARE                   $     (.045)   $    (.123)
                                                     ------------   -----------

The accompanying notes are an integral part of the consolidated financial statements.
                                       6

UNICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $ (357,707)    $(946,798)
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      370,828      383,336
    Provision for bad debts                             72,285       34,170
    Deferred income taxes
    Gain on exchange of stock                          (45,250)    (121,561)
    Write down of assets due to restructuring                       362,549
Changes in operating assets and liabilities:
    Accounts and notes receivable                      366,969      239,764
    Prepaid expenses and inventory                      39,692     (154,310)
    Deposits and other                                  49,415      104,223
    Accounts payable and accrued liabilities           274,272      457,880
    Deferred revenue                                  (110,921)    (116,203)
                                                    -----------   ----------

Net Cash Provided by (Used in) Operating
Activities                                             659,583      243,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                  (160,372)    (840,608)
Net Cash Provided by (Used in) Investing Activities   (160,372)    (840,608)
                                                    -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                                25,000            0
Proceeds from notes payable                             50,000      365,132
Payment of notes payable                              (708,319)     (94,870)
                                                    -----------   ----------

Net Cash Provided (Used In) Financing Activities      (633,319)     270,262
                                                    -----------   ----------

CHANGE IN CASH AND CASH EQUIVALENTS:                  (134,108)    (327,296)
Cash and Cash Equivalents -- Beginning of Period       300,821      708,742
                                                    -----------   ---------

Cash and Cash Equivalents -- End of Period            $166,713     $381,446
                                                    -----------   ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for income taxes                      $    5,000    $       0
    Cash paid for interest                          $  268,487    $ 273,871

The accompanying notes are an integral part of the consolidated financial statements.
                                       7

UNICO, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

1.  BASIS OF PRESENTATION

    The interim consolidated financial statements at September 30, 1996 and for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1995 balance sheet was derived from the Company's audited financial statements.

    The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995. The accompanying unaudited interim financial statements for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results which can be expected for the entire year.

2.  COMMITMENTS & CONTINGENCIES

    Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central. A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, written settlement was reached with Florida authorities whereby Cal-Central agreed to a payout of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. The agreed to amount is recorded as a liability at December 31, 1995 and September 30, 1996.

    The Company is exposed to various other legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3.  INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.
                                       8

    Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The income tax provision of $9,000 reflected for the quarter ended September 30, 1996, and $26,667 for the nine months ended September 30, 1996, in the respective Statements of Operations, represents state income taxes payable by United Coupon on profits that are not impacted by net operating loss carryforwards.

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

    During the quarter ended March 31, 1996, the Company further evaluated the collectibility of remaining accounts receivable of Cal-Central, including receivables related to advertising commitments completed during the period. As a result of this review, the Company recorded additional bad debt expense of $60,000 related to Cal-Central accounts receivable. Management is currently revising the business plan for this business segment.

5.  CORPORATE RESTRUCTURING

    On March 4, 1996, the Company entered into a Third Restated and Amended Loan Agreement with BancFirst which provided for the renewal of the Company's existing term and revolving credit facilities until January 31, 1997.

    In consideration of the plan to consolidate the corporate office functions from Oklahoma City to the expanded offices of the Company in Springfield, Virginia, the Company's Chairman, Chief Executive Officer and President, and its Chief Financial Officer, proposed to resign their positions following completion of specific key objectives encompassing the bank restructuring and annual audit. The Board of Directors approved this plan on March 22, 1996, and appointed Gerard R. Bernier, current Chief Executive Officer and President of United Coupon, and Robert F. Pulliza, former Executive Vice President of United Coupon, as their respective successors. This transition of corporate authority and relocation of corporate headquarters became effective March 31, 1996.

    On June 18, 1996, Mr. Pulliza resigned as Chief Financial Officer of the Company. Subhash Ghei, United Coupon's Controller since 1994, was appointed as Mr. Pulliza's successor.

    On July 30, 1996, the Company entered into a Loan Conversion Agreement and Addendum to Loan Conversion Agreement, by and among UNICO, Inc.,

    Renaissance Capital Partners, Ltd., a Texas Limited Partnership, and Duncan Smith Investments Co., a Texas Corporation. The net effect of these Agreements was the conversion of $1,712,739 of convertible debentures, subordinated notes and accrued interest, into convertible preferred stock.

    Effective August 15, 1996, the Company entered into a Modification And Extension To The Third Restated Loan Agreement with BancFirst which extended the due date of the Company's credit facility with BancFirst until December 31, 1998. This amended agreement provides an interest rate equal to one percent over the national prime rate and initial monthly principal payments equal to $22,500.

    Effective September 30, 1996, the Company exchanged 323,214 shares of restricted common stock at a conversion value of $0.35 per restricted common share for $100,000 of subordinated debentures and accrued interest of $13,125 related thereto.

    The Company has $761,500 of subordinated debentures remaining outstanding. These debentures are subject to a "standstill" agreement which requires no payment of interest or principal on these debentures until such time as all bank debt with BancFirst has been paid. The Company has tendered an offer to the holders of these debentures to exchange the remaining balances, including accrued interest, into restricted common stock. Such exchange would be completed at a conversion value of $.35 per restricted common share. Management believes such conversion of such debt is in the best interests of shareholders and would be appropriate for the on-going operations of the Company. Management is optimistic that exchange of a material portion of this remaining debt will occur.
                                       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

   The Company's working capital was a deficit $658,922 at September 30, 1996, a 54% decrease from December 31, 1995. This change reflects: a decrease in Cash and Equivalents of $134,108 resulting primarily from repayment of bank loans; a net decrease of $294,006 in trade Accounts Receivable, related to collection of accounts and lower sales levels during the period; an increase of $5,399 in paper and work in process Inventory at United Coupon Corporation ("United Coupon"); a decrease of $45,091 in Prepaid Expenses related to amortization of prepaid sales commissions and other expenses; and a decrease of $72,963 in Notes Receivable resulting from effective collections during the current period. These changes were impacted by an increase of $274,272 in Accounts Payable and Accrued Liabilities related to allocation of available funds to pay down of bank debt and extension of terms with trade suppliers. Working capital was aided by a $471,715 reduction of current portion of Notes Payable and a $110,921 reduction in Deferred Revenue related to completion of advertising contracts during the period.

   Long term liabilities decreased by $1,915,200 during the period as a result of payments made to banks, as well as the exchange of 1,757,569 shares of Series C Convertible Preferred Stock for subordinated debentures and accrued interest related thereto.

   During the latter half of 1995, the Company's subsidiary Cal-Central developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions. In addition, management arranged a deferral of interest payments on subordinated debt obligations and arranged convertible debt financing with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. The restructuring plan could require securities, debt, or cash beyond that currently available within the Company. Management will consider all appropriate options available in designing the restructuring plan.

RESULTS OF OPERATIONS -- QUARTER ENDED SEPTEMBER 30, 1996
AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1995

   Gross Revenue for the quarter ended September 30, 1996 declined 23% from the same period in 1995, from $2,223,412 to $1,710,323. Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees and advertising sales, and which represent 74% of total revenue for the 1996 quarter, decreased by 40% from the corresponding period in
                                       11

1995, due to elimination of advertising revenue from the Company's subsidiary, Cal-Central Marketing Corporation, while the business plan for this operation is being revised and restructured. Coupon Sales from United Coupon Corporation were approximately equal to the prior year.

   Franchise Fee Income for the period doubled from the prior year, increasing from $36,430 during the three month period ended September 30, 1995 to $72,680 for the same period in 1996. Franchise sales continue to receive intensive effort and management attention.

   Other Revenue for the current period was $373,958 compared to $78,827 in 1995. The increase is related to expanded commercial printing for third party organizations and a gain of $45,250 related to exchange of restricted common stock for subordinated debenture debt and related accrued interest payable.

   Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by 31% during the 1996 quarter in contrast to the same period in 1995. This decrease is related to the decline in Advertising Sales and related production activities at Cal-Central, partially offset by higher levels of Commercial Printing at United Coupon.

   General and Administrative Expense decreased by 72% from the same period in 1995 as a result of elimination of the production facility in Fort Lauderdale and consolidation of corporate functions from the former headquarters in Oklahoma City to the Springfield facility.

   Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchises, decreased by 37% during the three months ended September 30, 1996 compared to the prior year, reflecting lower advertising and administrative activities.

   Interest Expense decreased $20,178 from the same period last year as a result of the exchange of Convertible Preferred Stock for $1,757,569 in subordinated debt and accrued interest at July 30, 1996.

   During the latter portion of 1995, the Company's subsidiary, Cal-Central, experienced a significant cash flow shortfall as a result of the temporary interruption of product distribution by two key distributors. This shortfall received reaction from UNICO management through the initiation of a restructuring plan to reduce Cal-Central administrative overhead and operating expenses and to implement more efficient and effective approaches to sales administration and product manufacturing. During the initial phases of restructuring, Cal-Central has been unable to meet all product art and printing requirements. In addition, the interruption of distribution of Cal-Central products caused a delay in Cal-Central's ability to meet the distribution commitment of advertising sales contracts. Management is currently developing a revised business plan for this segment. Operating results related to the Cal-Central business were minimal in all respects during the period ended September 30, 1996.

   Net Income for the current three month period was $26,482 compared to a net loss of $1,054,265 for the same period the prior year. This significant improvement is directly related to the restructuring costs of Cal-Central incurred during the 1995 period. During the first quarter of 1996, Company management agreed upon and completed a plan to consolidate all corporate
                                       12
administrative functions, including the corporate headquarters and the offices of Chief Executive Officer, President and Chief Financial Officer with personnel located at and within the Company's Springfield, Virginia facility. This action is yielding lower administrative costs during current periods.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Gross Revenue for the nine months ended September 30, 1996 declined 39% from the same period in 1995, from $8,853,691 to $5,388,132. Coupon and Advertising Sales, which represent 86% of total sales to date in 1996, declined by 45% from the same period in 1995, due to the elimination of advertising sales by the Cal-Central subsidiary. Coupon Sales from United Coupon were marginally less than the prior year.

   Franchise Fees increased by 195% during the nine month period of 1996 compared to the prior year, from $65,455 to $193,103. This increase reflects initial success from expanded franchise marketing efforts that were initiated in prior periods. Management intends to continue intensive efforts at placing new franchise operations.

   Other Income, which includes third party commercial printing revenues and fees charged to franchisees in reimbursement of meeting and marketing fees, increased by 88% during the nine months of 1996 compared to the prior year. This increase is the direct result of expanded commercial printing operations for third party organizations.

   Production Expenses decreased by 41% during the initial nine months of 1996 compared to the same period in 1995, from $6,351,681 to $3,748,191, due to the 39% overall decline in total revenues and elimination of redundant functions that were performed both within the Springfield production facility and the Fort Lauderdale production facility during 1995.

   General and Administrative Expenses decreased by 42% during the nine month period of 1996 compared to the prior year, from $2,506,846 to $1,466,879. This reduction of operating overhead reflects savings which have been achieved as a result of the consolidation of administrative functions within the Springfield headquarters and elimination of the former corporate offices in Fort Lauderdale and Oklahoma City. These savings are expected to continue for the near term.

   Franchise Development Costs decreased by 19% during the nine month period ended September 30, 1996 compared to the same period in 1995. This overall decline of $57,093 reflects better efficiency from franchise support and marketing activities even though Franchise Fee revenue increased by 195% during the 1996 period.

   Total Interest Expense was approximately 2% less during the nine month period of 1996 compared to the prior year. This savings reflects the benefit that was achieved subsequent to July 30, 1996 due to the elimination of $1,757,569 in subordinated debt and accrued interest as a result of the exchange of convertible preferred stock for subordinated debt.
                                       13

   Restructuring Costs in 1996 decreased by $362,549 from the nine month period ended September 30, 1995 due to restructuring costs that were recorded in 1995 relating to restructuring of the Cal-Central business and disruption that occurred for this subsidiary during the third quarter of 1995.

   Net Loss for the nine months ended September 30, 1996 was $357,707 compared to a loss of $946,798 during the same period in 1995. This 62% improvement is related to elimination of the restructuring costs noted above and lower overall operating costs associated with the consolidation of administrative, sales and production activities within the Springfield headquarters and elimination of the Fort Lauderdale and Oklahoma City offices.
                                       14

                             PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

           Omitted from this report as inapplicable.

Item 2.    Changes in Securities

           Effective July 30, 1996, the Company issued 1,757,569 shares of $.01 par value, Series C Convertible Preferred Stock with a face value of $1,712,739, to holders of subordinated debentures. No gain or loss was recorded as a result of this transaction.

Item 3.    Default Upon Senior Securities

           Omitted from this report as inapplicable.

Item 4.    Submission of Matters to Vote of Securities Holders

           On September 27, 1996, the Company convened the Annual Meeting of
           Shareholders for the purpose of electing members of the Board of Directors for the coming year and to address such other items as were appropriate for the meeting. Due to an absence of quorum for the meeting, it was adjourned until December 2, 1996.

Item 5.    Other Information

           Omitted from this report as inapplicable.

Item 6.    Exhibits and Reports on Form 8-K

           A.  Exhibits
               Omitted from this report as inapplicable

           B.  Reports on Form 8-K
           On July 30, 1996, the Company filed Form 8-K describing the terms of the Loan Conversion Agreement And Addendum To Loan Conversion
           Agreement by and among UNICO, Inc., Renaissance Capital Partners,
           Ltd., a Texas Limited Partnership, and Duncan Smith Investments Co., a Texas Corporation.

                                       15

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

                                                        UNICO, INC.



November 11, 1996                                   By: /s/ Gerard R.Bernier
                                                       ---------------------
                                                        Gerard R. Bernier
                                                        Chief Executive Officer
                                                        and President




                                                    By: /s/ Subhash Ghei
                                                        ----------------------
                                                        Subhash Ghei
                                                        Chief Financial Officer
                                       16