Form 10KSB40
period 1996-12-31
UNICO INC
filed 1997-04-15
CIK 797564

                                  FORM 10-KSB
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended                                      December 31, 1996

                           Commission File #0-15303

                                  UNICO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     73-1215433
-------------------------------               ----------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification Number)


              8380 Alban Road, Springfield, VA 22150
           --------------------------------------------------
           (Address of principal executive offices)(Zip Code)

(Registrant's telephone no., including area code)         (703) 644-0200
                                                          --------------

          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

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

    Revenues for year ended December 31, 1996.                 $6,825,875

    Aggregate market value of the voting common stock held by non-affiliates
of the registrant as of April 1, 1997, was:                    $1,589,308

    Number of shares of the registrant's common stock outstanding as of
April 1, 1997 was:                                              8,476,309

                                 UNICO, Inc.
                                 FORM 10-KSB

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

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

THE COMPANY'S BUSINESS

    Presently, the Company operates as a publicly-owned holding company with two wholly-owned subsidiaries, United Coupon Corporation ("United Coupon") and Cal-Central Marketing Corporation, ("Cal-Central"), involved in cooperative advertising. United Coupon is involved in cooperative direct mail advertising through franchising and production. Cal-Central is currently inactive and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Management's plans for expansion of the existing cooperative direct mail advertising operations include internal growth through the granting of additional franchises, and introducing new products for use and sale by franchisees. Management has also stated intentions to expand operations through acquisition of existing businesses operating in related fields.

    The Company's direct mail cooperative advertising and production business involves the design, layout, printing, packaging and distributing of public relations, marketing materials and promotional coupons for private businesses, usually involved in retailing goods or providing professional services.

    Franchising activities related to this business involve the granting and administering of independent franchise operations to conduct cooperative direct mail advertising sales. All activities related to franchising are conducted through the Company's wholly-owned subsidiary, United Coupon, acquired on July 17, 1987. At year end, December 31, 1996, United Coupon had approximately 66 active Area franchise operations.

THE COMPANY'S MARKETS

                      COOPERATIVE DIRECT MAIL ADVERTISING

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

    Individual direct mail programs are also expensive, when the cost of postage, design, envelopes, printing, and mailing lists are considered. Cooperative direct mailing of advertisements for several businesses in one mailing substantially reduces the advertisers' cost from the price of an individual direct mail program.


    The Company's franchisees sell cooperative direct mail advertising to retailers and service organizations in a given market area. They assist each business owner with the design and content of advertisements or coupons. The Company produces and mails a packet of coupons (usually consisting of twenty or more coupons) to thousands of homes in a targeted geographic area. The Company receives a majority of its revenue by providing, on a wholesale basis to its franchisees, a complete mailing service. Such services include computerized design, typesetting, proofing, printing, inserting, addressing, and mailing, as well as paper, envelopes, labels and postage.

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

    The Company has also implemented a franchise sales program whereby the Company assists existing franchisees in selling parts of their respective territories. Generally, franchise territories which would be involved in this program are those which have more than 150,000 mailable homes.

    Each franchise consists of an independent operation in an exclusive territory in which no competition from other Company franchisees is allowed. The Company provides the franchisee with a thorough, individually-oriented, three-week training program covering all facets of the business. In addition, the Company provides the franchisee with operation manuals, sales support materials, market softeners (direct mailings to potential customers), use of its trademarks and logos, WATTS telephone and FAX service for transferring layouts, and continuing management support, including research and development.

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

    Set forth below is the geographical location of the franchises in operation as of December 31, 1996.

Alabama         2        Maryland          6        North Carolina      2
California      5        Massachusetts     8        Connecticut         2
Minnesota       2        Pennsylvania      6        Delaware            1
Florida         2        Illinois          1        New Hampshire       1
Tennessee       1        New York         10        Georgia             3
Virginia        6        Louisiana         1        New Jersey          7

                ACQUISITION OF CAL-CENTRAL MARKETING CORPORATION

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

    The acquisition was accounted for as a purchase with a price of approximately $1,400,000. The operating results have been included in the consolidated financial statements of the Company since October 22, 1993. The Company acquired assets of $1,887,242 and assumed liabilities of $2,687,824. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill in the Company's balance sheet and was amortized on the straight line method over forty years. During 1995, the Company was forced to close the majority of the Cal-Central business segment due to lingering operating losses and a shortage of working capital as a part of its overall restructuring plan. In furtherance of this plan, management determined that it was in the best interests of the shareholders and the Company to discontinue the minimal remaining operations of Cal-Central in 1996 and abandon the restructuring plan for this business segment. Accordingly, remaining goodwill of $1,468,453 was written off in 1996.

                     COOPERATIVE DISTRIBUTION POINT ADVERTISING

    With the acquisition of Cal-Central in October 1993, the Company acquired several new product lines including TV Sports & Movies Previews, Video Previews, Family Health & Fitness, bulletin board displays, cash register tape coupons and take-out menus. The advertising products were distributed primarily through supermarkets, pharmacies, restaurants and other specialty retailers.

   In December 1995, the Company closed Cal-Central's art development and printing facility in Fort Lauderdale, Florida and seven of its ten regional sales offices. The remaining offices were closed in 1996.

TRADE NAMES, SERVICE MARKS AND LOGO TYPES

    The United Coupon Corporation service mark was registered with the United States Patent Office on Principal Register, register number 1,310,366 on December 16, 1984. In addition, the service mark was registered in the Commonwealth of Virginia on April 27, 1984.

    Pursuant to its License Agreement, United Coupon Corporation authorizes franchisees to operate a United Coupon cooperative direct mail, advertising business under the name United Coupon and in accordance with the United Coupon System. In connection with the operation of a United Coupon cooperative direct mail advertising business, franchisees are authorized to use the name and service mark "UNITED COUPON" as well as other such service marks or commercial symbols as United Coupon from time to time adopts and makes a part of the United Coupon System.

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

COMPETITION

    The advertising industry is highly competitive with many firms having vast resources competing for businesses' advertising dollars. The Company's business, primarily cooperative direct mail advertising, is a rapidly growing segment of the advertising industry. The Company's major competitors in direct mail cooperative advertising are Val-Pak and Money Mailer. Management estimates the Company has about 5% of that market segment. There are a number of small, independent businesses operating in each market segment serviced by the Company.

EMPLOYEES

    The Company had approximately 100 employees as of December 31, 1996. The Company also relies upon commissioned sales representatives involved in the franchise sales operations and temporary workers during peak production periods at United Coupon.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company operates its corporate headquarters and its coupon sales and franchise activities (United Coupon) through an office and production facility at 8380 Alban Road, Springfield, VA 22150. The annual rental payment in 1996 for this space covering approximately 63,000 square feet was approximately $290,000, with scheduled escalations in future years. This lease expires in April 2005.

    Until March 31, 1996, the Company's corporate office was located at 1101 Sovereign Row, Oklahoma City, OK 73108. The Company has consolidated former operations conducted from this office with those of United Coupon in Springfield, VA.

    The Company also formerly operated a general office and production facility for Cal-Central, at 5420 N.W. 33rd Avenue, Suite 100, Ft. Lauderdale, FL 33309. This facility was closed in December 1995. The Company was required to make final payments totaling $48,000 during 1996 as a condition for early termination of this lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on December 2, 1996. The following directors were nominated and elected at this meeting:

    Gerard R. Bernier
    Gerald Bomstad, Jr.
    Leon Zajdel

    The Stockholders also adopted amendments to the Company's Bylaws at the Annual Meeting. 5,323,409 shares voted for the amendments while 2,655,148 shares abstained from voting on the amendments.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On April 1, 1997, there were approximately 520 shareholders of record of the Company's Common Stock. Based on information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's Common Stock exceeds 520. The Company's Common Stock is traded over the counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

    On October 26, 1993, the Company issued $435,000 of five year subordinated debentures with interest at 10.5% through October 1996, and 12% from November 1996 through October 1998, together with 230,000 common stock purchase warrants (referred to herein as the D .S. Warrants). The debentures and D. S. Warrants were offered in a private placement through Duncan-Smith Co., which received 30,000 warrants with the same terms and conditions noted above. The D. S. Warrants entitle the holders to purchase one share of common stock per warrant at prices which range from $.90 in 1994 to $1.40 in 1998. On January 11, 1994, an additional $25,000 of these debentures, along with 12,500 common stock purchase warrants, were issued under the same terms. At the time the warrants were issued, the exercise prices were in excess of the market price of the Company's Common Stock. The warrants are presently exercisable and expire in 1998. They contain anti-dilution provisions and registration rights for the underlying Common Stock. The Company is currently discussing possible conversion of these debentures to common or preferred stock of the Company.

    On November 22, 1993, an additional $100,000 of these debentures were issued to pay debt owed by Cal-Central. Terms and conditions were the same as stated above, including issuance of an additional 50,000 common stock purchase warrants. These warrants were exercised May 3, 1994 at $.90 per share.

    On June 30, 1995, the Company and Cal-Central Marketing Corporation entered into a $300,000 Subordinated Loan Agreement with six lenders (the "Humphrey Group"). Interest is due quarterly at an annual rate of 12%. In conjunction with this financing, the Company issued 450,000 Common Stock purchase warrants. The warrants entitle the holders to purchase one share of common stock per warrant at an exercise price of $.90 per share. At the time these warrants were issued, the exercise price was in excess of the market price for the Company's Common Stock. The warrants are presently exercisable and expire on December 31, 2000. They contain anti-dilution provisions and registration rights for the underlying Common Stock. None of these warrants have been exercised. The Company is also discussing possible conversion of these loans to common or preferred stock of the Company.

    On October 6, 1995, the Company entered into a Convertible Loan Agreement with Renaissance Capital Group, Inc. and Duncan-Smith Investments Co. The terms of this agreement allowed the periodic borrowing of up to $300,000 by the Company at an annual interest rate of 10%. No payments of principal or interest were required before July 1, 1997. The loan matures on October 1, 1997. At January 31, 1996, $298,500 had been advanced and was outstanding. The holders of the note have the right, at the holders' option, to convert at any time, all or any increments of $1,000 of the outstanding principal and accrued interest, into Common Stock of the Company, such conversion to be effected at $.25 per share. The conversion price was subject to anti dilution provisions and registration rights for the underlying Common Stock. As discussed below, the note and accrued interest was converted to Series C Preferred Stock in July 1996.

    On March 22, 1996, the Board of Directors voted to issue its former Chief Financial Officer 20,000 shares of the Company's Common Stock as severance in lieu of cash. The estimated value of the stock at the date of issue was $2188. This transaction was exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933.

    Effective April 1, 1996, the Company's Board of Directors voted to issue its new President and Chief Executive Officer 250,000 shares of the Company's Common Stock as compensation for his services during the initial two years of his appointment. The estimated value of the stock at the date of issue was $27,344. In the event the President and Chief Executive Officer does not serve the full two years of the initial term, a ratable portion of the shares are subject to forfeiture. This transaction was exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933.

    On July 30, 1996, the Company entered into a Loan Conversion Agreement and Addendum to Loan Conversion Agreement, by and among Unico, Inc., Renaissance Capital Partners, Ltd., and Duncan Smith Investments Co. Pursuant to these Agreements, the holders of the Company's Convertible Notes and Convertible Debentures converted their $1,712,739 of convertible debentures and subordinated notes and accrued interest into shares of the Company's Series C Convertible Preferred Stock. These securities were exempt from registration pursuant to Rule 3(a)(9) of the Securities Act of 1933.

    The holders of the Company's Series C Convertible Preferred Stock are entitled to convert all or any increments of 250 shares of that stock into shares of Unico's Common Stock at a ratio of four shares of Common Stock for each share of Preferred Stock converted, the intention being that the conversion ratio yield one share of Common Stock per $.25 of indebtedness under the converted debentures and notes. The Conversion Ratio is Subject to anti dilution provisions for the underlying Common Stock. Further, in the event of a capital reorganization or reclassification of Common Stock (other than a change in par value or from par value to no par value due to a subdivision or combination), a consolidation or merger of the Company with or into another corporation (unless the Company is the continuing corporation and no changes to the Common Stock occur), or a sale of all or substantially all of the Company's properties and assets, the holders of the Series C Preferred Stock are entitled to obtain common stock of the surviving entity as if the holder had held the Company's Common Stock immediately prior to the event. On August 1, 1998 or, if earlier, the date upon which a registration statement with respect to an offering of Unico's securities is declared effective, the Series C Preferred Stock will automatically be converted into the Company's Common Stock according to the conversion ratio described above.

    In 1996, the Company offered the holders of its five year subordinated debentures the opportunity to exchange their securities for Unico Common Stock. In response, $100,000 in principal debentures, together with accrued and unpaid interest of $13,125, was exchanged for 323,214 shares of Unico's Common Stock, effective September 30, 1996. These securities were exempt from registration pursuant to Rule 3(a)(9) of the Securities Act of 1933.

    The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock, as reported by NASDAQ:



                                          COMMON STOCK BID
                                        --------------------
                                          HIGH            LOW
                                        ---------      ---------
1994
First Quarter.........................  $    1.19      $     .94
Second Quarter........................       1.00            .78
Third Quarter.........................       1.00            .81
Fourth Quarter........................        .94            .71

1995
First Quarter.........................  $     .87            .65
Second Quarter........................        .87            .50
Third Quarter.........................        .75            .50
Fourth Quarter........................        .56            .25

1996
First Quarter.........................  $     .22      $     .22
Second Quarter........................        .34            .31
Third Quarter.........................        .38            .34
Fourth Quarter........................        .25            .25


DIVIDENDS

    The Company has never declared a cash dividend on Common Stock. The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

GENERAL

    The Company commenced operations in May 1984. During 1985, the Company established its marketing office and began a concentrated effort of developing sales tools, procedures, and training sales personnel. The first six months of operation in 1986 were devoted to packaging and preparing a franchise system, developing a sales force and documenting procedures to provide to franchisees. The actual implementation of the operations as a franchiser commenced in October 1986.

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

LIQUIDITY AND CAPITAL RESOURCES

    Management views cash, certificates of deposit, and accounts receivable as principal measures of liquidity. Management also deems appropriately collateralized and managed bank lines of credit as proper means for supplementing liquidity.

    In August 1994, the Company renewed a revolving and term credit facility with a bank which had originally been secured to consolidate existing debt and to provide supplemental working capital for Company operations. This renewed credit facility was a revolving note with a borrowing base of $600,000 at inception and a reducing term note with an initial borrowed amount of $500,000. The term facility required monthly principal payments of $10,500 and both notes required monthly interest payments. At December 31, 1995, the Company had borrowed $934,433, the maximum available on the credit facility. The interest rate on the term note was 1% over bank prime and on the revolving note was 1.5% over bank prime. No principal payments were required on the revolving note until the funds advanced on the facility exceeded the available borrowing base. The loan was secured by accounts and notes receivable, inventory, equipment and other assets of the Company. On March 4, 1996, the Company entered into an amended and restated credit facility, which extended the amounts owed the bank through January of 1997. Under the terms of this amended and restated agreement, the Company was required to make semi monthly principal payments of $20,000 plus accrued interest on the outstanding balance owed, beginning March 1, 1996. Additionally, principal payments were required to be made on March 1, April 1, May 1, and June 1, 1996, in that amount which is equal to 50% of certain Cal-Central accounts receivable which were collected during such periods. For the periods July 1, August 1, September 1, October 1, November 1, and December 1, 1996, such additional principal payments would be made from 100% of the certain Cal-Central accounts receivable collected. The interest rate was 1% over bank prime through June 30, 1996. On July 1, 1996, the rates increased to 3% over national prime for the remaining term of the agreement. The Company was required to maintain a collateral base equal to or greater than the balance outstanding on the original term note. The Company was in compliance with this collateral requirement at December 31, 1995. On August 15, 1996, the Company entered into a consolidated renewal promissory note with BancFirst in the face amount of $721,425, with interest at the prime rate plus 1%. The note is payable in monthly installments, including interest, of $22,500 through January 15, 1997 and $27,500 through December 15, 1998. The note matures December 31, 1998. The note is collateralized by substantially all assets of the Company. The balance outstanding at December 31, 1996 was $643,022.

    On December 31, 1991, the Company entered into a $1,250,000 Convertible Debenture financing with Renaissance Capital Partners, Ltd. The debenture was in the form of a seven-year note with interest only payable quarterly during years one through three. Beginning in 1995, unless waived, the Company was to begin quarterly principal payments, plus interest, in an amount sufficient to amortize 50% of the outstanding principal balance over the final four years of the note. The remaining principal amount was due and payable December 31, 1998. On March 4, 1996, Renaissance executed a subordination agreement which deferred all principal and interest payments regarding this debenture until July 1997 or until such time as the current amount owed to the bank was extended under terms which would allow such payments. During 1995, Renaissance and Duncan-Smith Investment Co. loaned the Company an additional $298,500 under several notes that were convertible into Common Stock of the Company at $.25 per share. On July 12, 1996, the Company, Renaissance and Duncan-Smith entered into a loan conversion agreement whereby the debenture, notes and accrued interest related thereto were exchanged for 1,712,739 shares of Series C Preferred Stock of the Company. Each share of Series C Preferred Stock is convertible into four shares of the Company's Common Stock at any time, at the option of the Holder.

    On October 21, 1993, the Company and AEC Acquisition, Inc. ("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive Agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into AEC. The merger was effected on October 27, 1993, through the issuance of 1,200,000 shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the

Company, and 1,000 shares of Series A Convertible Preferred Stock of the Company. As a result of the merger, the name of AEC, the surviving corporation, was changed to Cal-Central Marketing Corporation ("Cal-Central"). The terms of the Redeemable Preferred Stock provided that such shares be redeemed at any time as an option of the Company or, at the holders' option after certain profit performance tests were met by Cal-Central. The shares of Series A Convertible Preferred Stock of the Company were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The conversion rights of the Series A Convertible Preferred Stock expired in October 1994 with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted to 355,556 shares of Common Stock of the Company at a conversion price of $.90 per share. The terms of the remaining Redeemable Preferred Stock of the Company provide that the shares are redeemable by the Company at any time or by the holders after certain profit performance tests are met by Cal-Central. Funds to be utilized in redeeming the remaining Redeemable Preferred Stock will be provided through collection of existing notes receivable from stockholders. During 1996, the collectibility of these loans became doubtful and an allowance for the full amount of the loans was recorded.

    In the fourth quarter of 1993, the Company received $435,000 from the private sale of five year unsecured subordinated debentures with interest at 10.5% through October 1996, and 12% from November 1996 through October 1998, together with 230,000 common stock purchase warrants (referred herein as the D. S. Warrants). The debentures and D. S. Warrants were offered in a private placement through Duncan-Smith Co., which received 30,000 warrants with the same terms and conditions noted above. The D. S. Warrants entitle the holders to purchase one share of common stock per warrant at prices which range from $.90 in 1994 to $1.40 in 1998. On January 11, 1994, an additional $25,000 of these debentures, along with 12,500 common stock purchase warrants, were issued under the same terms. At the time the warrants were issued, the exercise prices were in excess of the market price of the Company's Common Stock. The warrants are presently exercisable and expire in 1998. They contain anti-dilution provisions and registration rights for the underlying Common Stock. The proceeds received from the issuance of these debentures were utilized to pay Cal-Central acquisition costs of $52,552, to reduce debt of Cal-Central and to provide working capital. Management believes it is in the best interest of shareholders, lenders and the Company that these debentures be converted in whole or in part to equity in the Company. On November 22, 1993, an additional $100,000 of these debentures were issued to pay debt owed by Cal-Central. Terms and conditions were the same as stated above, including issuance of an additional 50,000 common stock purchase warrants. These warrants were exercised May 3, 1994 at $.90 per share. In 1996, the Company offered the holders of its five year subordinated debentures the opportunity to exchange their securities for Unico Common Stock. Effective September 30, 1996, $100,000 of these debentures, together with $13,125 in accrued and unpaid interest, were exchanged for 323,214 shares of the Company's Common Stock. Discussions are ongoing to effect the converstion of the remaining subordinated debentures as a component of the overall restructuring of the Company's long term debt.

    On June 30, 1995, the Company and Cal-Central Marketing Corporation entered into a $300,000 Subordinated Loan Agreement with six lenders (the "Humphrey Group"). Interest is due quarterly at an annual rate of 12%. In conjunction with this financing, the Company issued 450,000 common stock purchase warrants. The warrants entitle the holders to purchase one share of common stock per warrant at an exercise price of $.90 per share. At the time these warrants were issued, the exercise price was in excess of the market price for the Company's Common Stock. The warrants are presently exercisable and expire on December 31, 2000. They contain anti-dilution provisions and registration rights for the underlying Common Stock. None of these warrants have been exercised. The Company is also discussing possible conversion of these loans to common or preferred stock of the Company. Management believes that cash flow from operations and from available borrowing capacity may not be sufficient to pay the debentures upon maturity unless a significant portion is converted to equity.

    Also, the holders of these debentures have been required, as a provision of the amended and restated loan agreement with the bank, to defer all requirements for receipt of principal and interest until July 1997. At December 31, 1996, over 90% of these debenture holders had executed such subordination agreements.

    The acquisition of Cal-Central was accounted for as a purchase with a price of approximately $1,400,000. The operating results have been included in the consolidated financial statements from October 22, 1993. The Company acquired assets of $1,887,242 and assumed liabilities of $2,687,824.

    In February 1995, the Company exchanged 221,018 shares of Common Stock at a market value of $.90 per share, in full payment of $198,917.22 of amounts owed by Cal-Central. These shares, along with 355,556 shares issued in exchange for redeemable preferred stock, were subsequently registered in April 1995 via Form S-3 Registration Statement. During 1995 and 1996, Cal-Central's operations were closed and the remaining unamortized goodwill was written off in 1996.

FOR THE PERIOD ENDED DECEMBER 31, 1996

    At December 31, 1996, the Company's working capital position, current assets minus current liabilities, was a negative $1,826,349. Working capital was impacted by use of $232,795 in cash and equivalents during the year to purchase property and equipment related to the United Coupon art and printing facility, and $462,200 for net payment of notes payable. In addition, short term notes and accounts receivable decreased by $901,034, as a result of discontinuation of the Cal-Central business and impairment of notes receivable; inventories decreased by $114,490 due to utilization of stocks built in prior periods; and prepaid expenses decreased by $148,567 due to utilization of accrued expenses related to the reorganization attempt for Cal-Central. Also, accrued liabilities increased by $280,831 and deferred rent increased by $229,280 as a result of accelerated recognition of deferred rent payments as current period expenses.

    Total assets for the Company decreased 49% during 1996. This decrease reflects the changes in current assets and property noted above, as well as a writedown of $1,468,453 of goodwill related to closure of the Cal-Central business.

    Long term liabilities decreased by $1,940,899 during 1996 as a result of required principal payments made and conversion of convertible debentures and notes to the Company's Series C Preferred Stock. The Company is currently discussing the possible conversion of additional long term debt to equity.

    Management has considered operating losses and acquisitions which have required substantial utilization of funds, as well as anticipated operating and debt service requirements for the near term, and believes that sufficient liquidity may not be available from working capital to support the requirements of continuing operations for the foreseeable future. As a result, management has taken steps to assure continued operation. These actions include closure of the Cal-Central business to stem operating losses and restructuring of bank and debenture debt. This restructuring includes conversion of appropriate debt to equity. In addition, to reduce operating costs and solidify administrative control with a minimal staff, all Company operations are now conducted from a central headquarters in Springfield, Virginia.

    Although the ultimate outcome from these strategic actions cannot be assured, management expects that these efforts will be fruitful and will provide the basis for future operating success for the Company.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Total Revenues for the Company decreased by 35% during 1996 due primarily to the elimination of cooperative advertising sales and services of the Company's subsidiary Cal-Central. Cal-Central's decline was caused initially by an unexpected interruption in distribution of its products through three major distributors. In addition, strong sales during the summer months of 1995 created a production backlog within the art development group of Cal-Central. This backlog, coupled with the interruption of product distribution, caused a breakdown in customer service related to the timely delivery of advertising products for customers of Cal-Central. This delay in delivery impaired the collectibility of accounts receivable for Cal-Central, precipitating an acute liquidity shortfall for Cal-Central during the second half of 1995. Company management reacted to this problem by arranging supplemental working capital through borrowings and by initiating a program to down size Cal-Central, thereby reducing operating losses and requirements for supplemental working capital. The number of Cal-Central marketing centers was reduced from ten to three during this period and the art and printing facility for Cal-Central, in Fort Lauderdale,

Florida, was closed in December 1995. Sales of distributor based cooperative advertising for Cal-Central were completely discontinued in 1996. Sales of coupons through the Company's subsidiary United Coupon, increased marginally during 1996, reflecting restrained operations as a result of working capital limitations.

    Other Income decreased by $103,939 during 1996. The decline is related to elimination of accounts receivable maintenance fees by Cal-Central in 1996.

    Franchise Fee Income increased by $80,654 during 1996, reflecting positive results from expanded franchise sales efforts conducted during 1996 by both Company staff and independent franchise sales representatives. The number of active United Coupon franchises remained constant, at 66, during 1996.

    Total expenses decreased by approximately 19% during 1996, reflecting the lower sales results and restructuring actions. Included in total expense in 1995 is $772,443 of non-recurring restructuring cost related to the reorganizing of the Cal-Central business, including the closing of the Fort Lauderdale production facility and seven marketing centers. Included in 1996 costs is $956,913 of one-time charges related to closing Company locations and other one-time charges, as well as 1,692,710 in one-time costs associated with abandonment and re-evaluation of assets and other one-time costs totaling approximately $916,000. Had all non-recurring expenses not been incurred, total expenses would have declined by approximately 36% for the year. Production Expenses declined by 45% during 1996, reflecting lower sales levels and discontinuation of unprofitable operations. General and Administrative Expenses declined by 24% during 1996 due to consolidation of administrative functions throughout the year. In addition, interest expense declined during 1996 by 8% due to the conversion of subordinated debt to equity, as disclosed. Franchise Development Expenses decreased $36,255 (9%) during 1996 reflecting more efficient sales efforts and utilization of outside sales services.

    For fiscal 1996, the Company incurred a consolidated loss of $3,343,449 compared to a net loss of $2,394,516 in 1995. This decline was caused by substantial non-recurring charges primarily incurred in connection with the restructuring plan begun in 1995 designed to spawn long term profitability and growth. Management believes these non-recurring charges relate to: 1) the Company's determination that previously capitalized and unamortized goodwill in the amount of $1,468,453 associated with the Cal-Central marketing subsidiary should be written off concurrent with the elimination of that business segment; 2) $956,913 associated with closed locations and other one time charges; 3) approximately $400,000 in one-time costs associated with the fulfillment of Cal-Central customer orders; 4) a $280,000 one-time loss on uncollectible loans to former Cal-Central officers; 5) approximately $224,257 in one-time costs associated with the closing of the Oklahoma City headquarters office and transfer of those activities to the Springfield, Virginia facility; 6) approximately $200,000 in one-time charges relating to the write-off of bad debt; and 7) approximately $36,000 relating to the one-time incurrence of a state sales tax. Management believes that, in the absence of these one-time charges, the Company would have recognized a profit of more than $200,000. Management believes that the completion of the Company's restructuring plan, the consolidation of all the Company's functions to its expanded and modernized facility and the elimination of resource draining segments will unleash the Company's true profit potential.

ITEM 7. FINANCIAL STATEMENTS

    The financial statements of the Company, together with the report of auditors, are included in the report after the signature pages.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the fourth quarter of 1996, the Company elected to dismiss Arthur Andersen, L.L.P. as its independent accountants and auditors and to retain the services of Aronson, Fetridge & Weigle. The change was initiated to reduce professional fees and out of pocket expenses through use of a firm located geographically in the area of the Company headquarters in Springfield, Virginia. Prior auditing services had been conducted through the Oklahoma City office of Arthur Andersen, L.L.P. There were no disagreements on accounting matters at the time of the change in independent accountants.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The directors and officers of the Company and its subsidiaries, as of April 1, 1997, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                          WITH COMPANY
                          ------------

NAME                     AGE    SINCE          DIRECTOR/POSITION
---------------------    ---    -----   --------------------------------------
Gerard R. Bernier         47    1987    Chairman of the Board, Chief Executive
                                        Officer & President
Gerald Bomstad, Jr.       69    1993    Director

Leon Zajdel               49    1990    Director

Subhash Ghei              53    1994    Corporate Secretary and Treasurer,
                                        Chief Financial Officer


BUSINESS EXPERIENCE

    Gerard R. Bernier was founder and has been a Director of United Coupon Corporation of Springfield, Virginia, since November 1981, and Chief Executive Officer since August 1985. Mr. Bernier has held the position of Vice President and Vice Chairman of the Board of Directors of UNICO, Inc. since November, 1991. He was elected Chief Executive Officer & President effective April 1, 1996. Prior to 1981, Mr. Bernier was an executive with various advertising and manufacturing companies.

    Gerald Bomstad, Jr. has been an investor of Cal-Central Marketing Corporation since its inception in 1983. Mr. Bomstad held various positions with Automation Industries, Inc., from 1951 to 1986. In 1951, he began his career as a staff accountant. In 1960, he became the General Manager of the Aerospace Division. In 1962, he was appointed Vice President, Treasurer and Controller. From 1968 to 1978, he served as Senior Vice President and Controller. From 1978 to 1986, after Automation Industries became a subsidiary of Penn Central Corporation, Mr. Bomstad served as President of the Manufactured Productions Group. In 1986, he led a group of investors and management in a spin-off of three divisions of Penn Central and was appointed President and Chief Executive Officer of the new operation. He has been active as a consultant, investor and director for various enterprises. He became a Director of the Company on October 26, 1993, when the Company acquired Cal-Central Marketing Corporation.

    Leon Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, Maryland, since 1972. Mr. Zajdel served as a director of United Coupon Corporation from April, 1985 to November, 1991, and has served as a director of the Company since July, 1990.

    Subhash Ghei, Controller, Secretary and Treasurer of United Coupon Corporation since 1994, was appointed Chief Financial Officer, Secretary and Treasurer of UNICO, Inc. and subsidiaries effective August 8, 1996. Prior to joining the Company he was employed with several organizations in management, accounting and administrative positions. He earned his Bachelors Degree with emphasis in accounting and economics from the University of Delhi in 1972 and another Bachelors Degree in Business Administration from the University of Phoenix in 1987. He also holds a Masters Degree in Business Administration from Averett College.

CERTAIN LEGAL PROCEEDINGS

    No director; nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

    The following information relates to compensation received by employees who served as Chief Executive Officer of the Company in 1996 and, to the executive officers who were serving as of December 31, 1996 whose salary and bonus during fiscal 1996 exceeded $100,000.

                          Summary Compensation Table
                             Annual Compensation

                                                                            RESTRICTED
NAME AND PRINCIPAL POSITION            YEAR       SALARY      BONUS(1)      STOCK AWARD
----------------------------------    ------     --------    ----------     -----------
Gerard R. Bernier                     1996             $0            $0      $250,000(2)
Chief Executive Officer
and President, Unico, Inc.

Gerard R. Bernier                     1996       $125,000            $0             0
Chief Executive Officer               1995       $124,403       $50,347             0
and President                         1994       $106,635            $0             0

W. Douglas Frans                      1996       $ 46,000(3)         $0             0
Chief Executive Officer               1995       $115,890            $0             0
and President, Unico, Inc.            1994       $103,322            $0             0


------------------------

     (1) Bonus amounts are reflected in the year received by the employee. All bonus payments relate to services performed, and incentive goals met by the employee during the prior year. Expenses for such compensation are accrued and reflected in the operating statements of the year such services are performed.

     (2) Stock issued as compensation for services during initial two year term of appointment as President and Chief Executive Officer of Unico. Shares subject to forfeiture of a ratable amount of such shares if officer does not serve full two years of initial term.

    (3) This compensation was for Mr. Frans' services as the Company's CEO from January 1, 1996 through March 31, 1996.

         Aggregated Option Exercises in Fiscal Year Ending December 31.1996
                       and Fiscal Year-End Option Values


                                                                                      VALUE OF
                                                                    NUMBER OF        UNEXERCISED
                                                                   UNEXERCISED       IN-THE-MONEY
                                                                    OPTIONS AT        OPTIONS AT
                                                                    12-31-96(1)      12-31-96(2)
                                SHARES ACQUIRED        VALUE       EXERCISABLE/     EXERCISABLE/
                                ON EXERCISE (#)      REALIZED      UNEXERCISABLE    UNEXERCISABLE
                              -------------------  -------------  ---------------   -------------
Gerard R. Bernier                     --                --        185,000 Exer.     $ 0 Exer.(2)

------------------------

(1) There were no options granted to Officers or Directors during fiscal year 1996.

(2) This amount reflects the difference between the market value of the Company's Common Stock on December 31, 1996 and the exercise price.

    Compensation Pursuant to Plans--Omnibus Equity Compensation Plan. The Company has adopted an Omnibus Equity Compensation Plan (the "Plan") under which 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. Under the Plan, incentive stock options may be granted to employees, and non-qualified stock options may be granted to employees, Directors, Franchisees, and other persons, as the Compensation Committee determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. In addition to selecting the options, the Compensation Committee determines the number of shares subject to each option and otherwise administers the Plan. Options granted under the Plan are not exercisable until six months after grant and expire a minimum of three years or maximum of five years after the date of grant, provided employment is continued. As of April 1, 1997, options to purchase 535,970 shares are outstanding under the Plan, including options for 185,000 shares to officers of the Company. These options have been granted at exercise prices ranging from $.25 to $1.16. The average exercise price for all outstanding options is approximately $.45 per share. The shares underlying the options were registered during 1994.

    EMPLOYMENT AGREEMENTS. The Company's subsidiary, United Coupon Corporation has entered into an Employment Agreement with Gerard R. Bernier to serve as the Chief Executive Officer and President of that company. The major terms of this Agreement provide for a base salary of $125,000 plus a company provided automobile or monthly allowance, and an incentive bonus based upon the pre-tax profitability of United Coupon. The Agreement provides for an annual cost of living increase based upon annual increases in the Consumer Price Index of the general area surrounding the home office of United Coupon. The Agreement was entered into on April 1, 1996 and extends through March 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 1, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock,
(ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                      NUMBER OF SHARES OF
NAME OF BENEFICIAL OWNER/                COMMON STOCK         % OF BENEFICIAL


  IDENTITY OF GROUP                    BENEFICIALLY OWNED       OWNERSHIP (1)
-------------------------------        ------------------       -------------
Renaissance Capital Partners, Ltd.       $6,267,220 (2)            42.5%
8080 North Central Expressway
Suite 210 LB 59
Dallas, TX 75206-1857

Gerard R. Bernier                           862,728 (3)             9.2%
8380 Alban Road
Springfield, VA 22150

Gerald Bomstad, Jr.                         823,600 (4)             8.7%
422 Montigue, Suite 6
Greenwood, SC 29649

Duncan Smith Company                        638,736 (6)             7.0%
311 Third
San Antonio, TX 78205

Officers and Directors                    1,711,328 (3)(4)(5)      16.8%
As a Group


------------------------

    (1) Percent is rounded to one decimal place.

    (2) Includes 6,267,220 shares, the current maximum amount that Renaissance is entitled to receive upon conversion of the Series C Preferred Stock issued in July 1996. Such preferred shares are convertible at the option of the Holder at any time.

    (3) Includes 185,000 shares which may be purchased at $.25 per share pursuant to the Company's Omnibus Equity Compensation Plan and 250,000 shares which have been granted to Mr. Bernier subject to continued employment for a specified period.

    (4) Includes 50,000 shares which may be purchased at $.97 per share pursuant to the Company's Omnibus Equity Compensation Plan and 55,000 shares which are issued, but restricted from sale until certain profit performance tests are met by Cal-Central Marketing Corporation.

    (5) Includes shares underlying stock options granted to Mr. Bernier and Mr. Bomstad, as well as 25,000 shares which may be purchased at $.25 per share by Leon Zajdel, a Director of the Company, pursuant to the Company's Omnibus Equity Compensation Plan.

    (6) Includes 583,736 shares, the current maximum amount that Duncan-Smith is entitled to receive upon conversion of the Series C Preferred Stock issued in July 1996, plus 55,000 stock purchase warrants which entitle the holder to purchase Common Stock at a minimum of $.90 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

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

    At the end of the last fiscal year and at April 1, 1997, the Company has 1,566,805 shares of Series C Preferred Stock issued to Renaissance Capital Partners, Ltd. Russell Cleveland, who served as a Director of the Company until the Annual Meeting of Shareholders on December 2, 1996, is a major owner and Managing General Partner of Renaissance Capital Partners, Ltd. The Series C Preferred Stock was issued to Renaissance upon conversion of a $1,250,000 Convertible Debenture entered into with Renaissance in 1991 and a Subordinated Convertible Note in the amount of $149,250 entered into with Renaissance during 1995. Mr. Cleveland did not serve as a Director of the Company at the time that the Convertible Debenture was issued. Mr. Cleveland was a director in 1995, when the Company entered into the Subordinated Convertible Note with Renaissance to provide interim financing to support the working capital requirements. This note was deemed to be in the best interests of the Company and its shareholders and was entered into on an arms length basis, at the request of Company management.

    The Company has advanced $280,000, in prior periods, to two former officers of its subsidiary, Cal-Central Marketing Corporation, Jack Brown, formerly President, and Gerald Bomstad, Jr., formerly Executive Vice President. These advances are evidenced by notes which are payable on demand by the Company. These notes originally bore interest at 4%, but subsequent to October 26, 1995, bear an annual interest rate of 10%. Redeemable preferred stock, with cash redemption value of an amount equal to the principal value of these advances, has been pledged as security for the advances. These notes were deemed uncollectible and were fully reserved during 1996.

    The Company believes the terms of these transactions are as favorable as it might have obtained from unaffiliated parties.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report. (7)

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report. (7)

3. Exhibits:

   The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

    2 Plan of Reorganization and Agreement of Merger among UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central Marketing Corporation(1)
    3.1   Certificate of Incorporation, as amended(2)
    3.2   Bylaws, as amended(2)
    3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock(3)
    3.4   Bylaws, as amended.
    4.1   Form of Common Stock Purchase Warrant, dated September 11, l986(4)
    4.2   Form of Class B Common Stock Purchase Warrant dated November 1,
          1993(3)
    4.3 Form of Subordinated Debenture dated October 26, 1993, offered through Duncan Smith Co.(3)
    4.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock(3)
    4.5 Certificate of Designations, Preferences, and Rights of Series A Redeemable Preferred Stock(3)
    4.6 Certificate of Designations, Preferences, and Rights of Series B Redeemable Preferred Stock(3)
    4.7 Certificate of Designations, Preferences, and Rights of Series C Preferred Stock.
   10.1 Employment Agreement between Cal-Central Marketing Corporation and Jack Brown. (1)
   10.2 Employment Agreement between Cal-Central Marketing Corporation and Gerald Bomstad, Jr. (1)
   10.3 Lease of executive offices at 1101-B Sovereign Row, Oklahoma City, OK 73108. (3)
   10.4 Form of Common Stock Purchase Warrant dated October 26, 1993 offered through Duncan-Smith Co. (3)
   10.3   Second Amendment to Lease Agreement Cal-Central Marketing
          Corporation(3)
   10.6   United Coupon Corporation Franchise Agreement. (2)

   10.7 Employment Agreement between United Coupon Corporation and Gerard R. Bernier, as amended January 1, 1995. (5)
   10.8   Employment Agreement between UNICO, Inc. and W. Douglas Frans. (2)
   10.9 Credit Agreement by and Between UNICO, Inc., and its subsidiaries and BancFirst. (2)
   10.10  Purchase Agreement with Concord Video. (2)
   10.11  Omnibus Equity Compensation Plan. (2)
   10.12 Convertible Debenture Loan Agreement by and between UNICO, Inc. and its subsidiaries, United Coupon Corporation and AEC Acquisitions, Inc. and Renaissance Capital Partners, Ltd. Dated December 31,
          1991. (2)
   10.13 Amended and Restated Loan Agreement by and between UNICO, Inc. and its subsidiaries and BancFirst as amended August 31, 1994. (5)
   10.14  Promissory Note of Jack Brown. (3)
   10.15  Promissory Note of Gerald Bomstad, Jr. (3)
   10.16  Novation(3)
   10.17 Restructure Agreement Among UNICO, Inc., Cal-Central Marketing Corporation, and The American Education Corporation, dated as of December 31, 1993. (3)
   10.18  United Coupon Corporation Lease Agreement. (5)
   10.19 Master Agreement and Schedules of Indebtedness 1 and 2 between CIT Group and United Coupon Corporation. (5)
   10.20 Machinery Contract between MAN Roland, Inc. and Cal-Central Marketing Corporation. (5)
   10.21 Exchange Agreement between Gerald Bomstad and the Company dated February 22, 1995. (6)
   10.22  Exchange Agreement between Jack Brown and the Company dated
          February 22, 1995. (6)
   10.23 Debt Exchange Agreement between Graphic Rolls Unlimited and the Company dated February 22, 1995. (6)
   10.24 Debt Exchange Agreement between McCollum & Bunch and the Company dated February 22, 1995. (6)
   10.25 Debt Exchange Agreement between Walter Rose and the Company dated February 22, 1995. (6)
   10.26 Debt Exchange Agreement between Ronald Martin and the Company dated February 22, 1995. (6)
   10.27 Subordinated Loan Agreement dated June 30, 1995, among UNICO, Inc. and Cal-Central Marketing Corporation and the Harlon Morse Fentress Trust, Philip M. Stevenson, Jr., RHOJOAMT Partnership, Ltd., CITCAM Stock Co., Barbara T. Grinnan, and Goose Creek. (7)
   10.28  Form of Common Stock Purchase Warrant, dated June 30, 1995. (7)

   10.29  Subordinated Convertible Debt Loan Agreement dated October, 1995, and schedule of advances, among UNICO, Inc., United Coupon Corporation, and Cal-Central Marketing Corporation and Renaissance Capital Group, Inc. and Duncan-Smith Company. (7)
   10.30  Third Restated Loan Agreement dated March 4, 1996, among UNICO,
          Inc., United Coupon Corporation, Cal-Central Marketing Corporation and BancFirst (7)
   10.31 Debt Exchange Agreement among UNICO, Inc., Renaissance Capital Partners, Ltd. and Duncan-Smith Investment Co. dated July 1996. (8)
   10.32  Employment Agreement Between United Coupon Corporation and Gerard
          R. Bernier dated April 1, 1996.
   10.33 Modification and Extension to the Third Restated Loan Agreement between Unico, Inc., United Coupon Corporation, Cal-Central Marketing Corporation, and BancFirst dated August 15, 1996.
   10.34 Consolidated Renewal Promissory Note between UNICO, Inc., United Coupon Corporation and Cal-Central Marketing Corporation and BancFirst dated August 15, 1996.
   10.35  Loan Conversion Agreement between Unico, Inc. and Kurt H.C.
          Bottcher dated September 30, 1996.
   16     LETTER From Arthur Andersen, LLP to Securities & Exchange
          Commission, DATED DECEMBER 3, 1996 (9)
   21     List of Subsidiaries(3)
   27 Financial Data Schedule--Pursuant to EDGAR filing requirements for the period ended December 31, 1995, filed herewith this Form 10-KSBA dated May 30, 1996.
   (b) Reports on Form 8-K.--Form 8-K was filed during the last quarter of the Registrant's fiscal year ending December 31, 1996 describing the change in independent accountants and auditors and Chief
          Financial Officer.

------------------------

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

(4) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-73 10-FW).

(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994, (SEC File No. 0-15303).

(6) Incorporated by reference to the Registrant's Form S-3 dated April 28, 1995 (SEC File No. 33-91270).

(7) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1996 (SEC File No. 0-15303).

(8) Incorporated by reference to the Registrant's Form 8-K dated July 30, 1996 (SEC File No. 000-15303).

(9) Incorporated by reference to the Registrant's Form 8-K/A DATED DECEMBER 12, 1996 (SEC FILE No. 000-15303).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNICO, Inc.

April 15, 1997                     By: /s/ Gerard R. Bernier
                                     -----------------------------------------
                                     Gerard R. Bernier
                                     Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                      TITLE                  DATE
------------------------------     -----------------------     ---------


 /s/ Gerard R. Bernier
------------------------------     Chief Executive officer     April 15, 1997
Gerard R. Bernier                  Chairman of the Board


 /s/ Subhash Ghei
------------------------------     Chief Financial officer     April 15, 1997
Subhash Ghei


 /s/ Gerald Bomstad, Jr.
------------------------------     Director                    April 15, 1997
Gerald Bomstad, Jr.


 /s/ Leon Zajdel
------------------------------     Director                    April 15, 1997
Leon Zajdel

                                  UNICO, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                Page
                                                               ------
Independent Auditor's Report--1996                               22
Report of Independent Public Accountants--1995                   23
Consolidated Financial Statements:
    Consolidated Balance Sheet, December 31, 1996                24
    Consolidated Statements of Operations for the Years Ended
     December 31, 1996 and 1995                                  26
    Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1996 and 1995                      27
    Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996 and 1995                      28
    Notes to Consolidated Financial Statements                   30

    All other schedules are omitted because of the absence of the condition under which they are required or because the information is included in the financial statements or notes thereto.

                          Independent Auditor's Report

Board of Directors
UNICO, INC. AND SUBSIDIARIES
Springfield, Virginia

We have audited the accompanying Consolidated Statement of Financial Condition of UNICO, INC. AND SUBSIDIARIES as of December 31, 1996, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNICO, INC. AND SUBSIDIARIES as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company suffered losses from operations in 1996 and 1995, and its consolidated current liabilities exceeded its consolidated current assets at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       Aronson, Fetridge & Weigle
                                       (A Professional Corporation)


Rockville, Maryland
March 14, 1997

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UNICO, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of UNICO, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of UNICO, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss from operations in 1995 and its consolidated current liabilities exceeded consolidated current assets at December 31, 1995.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in addressing these matters is set forth in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma
 March 24, 1996

                          UNICO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 1996


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents (Note 1)..............................................  $   233,971
 Accounts and notes receivable--trade (net of allowance for uncollectible
   accounts of $355,000).........................................................      357,774
 Inventory (Note 1)..............................................................      140,015
 Prepaid expenses................................................................       22,636
                                                                                   -----------
   Total current assets..........................................................      754,396
                                                                                   -----------
PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
 Furniture, fixtures and equipment...............................................    4,006,961
 Leasehold improvements..........................................................      109,045
 Less:Accumulated depreciation...................................................   (1,759,425)
                                                                                   -----------
   Net property and equipment....................................................    2,356,581
                                                                                   -----------
GOODWILL (NOTE 1)................................................................      232,407
                                                                                   -----------
DEPOSITS AND OTHER ASSETS........................................................       75,830
                                                                                   -----------
TOTAL ASSETS.....................................................................  $ 3,419,214
                                                                                   -----------
                                                                                   -----------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          UNICO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (CONTINUED)
                               DECEMBER 31, 1996

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable...............................................................  $  1,278,604
 Accrued liabilities............................................................       428,092
 Current portion of long-term liabilities (Note 2)..............................       749,261
 Deferred revenue (Note 1)......................................................       124,788
                                                                                  ------------
   Total current liabilities....................................................     2,580,745
                                                                                  ------------
LONG-TERM LIABILITIES
 Notes payable (Note 2).........................................................     1,110,275
 Deferred rent (Note 3).........................................................       229,280
                                                                                  ------------
   Total long-term liabilities..................................................     1,339,555
                                                                                  ------------
   Total liabilities............................................................     3,920,300
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 4, 8, 15 AND 16)

 DEFICIENCY IN STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; 5,000,000 shares authorized, designated as:
   Redeemable preferred; 280 shares issued and outstanding (Note 5)                                               3
   Series A Convertible Preferred                                                                              --
   Series B Preferred                                                                                          --
 Series C Preferred stock--$.01 par value; voting on the basis of 4 votes to 1 vote for the common stock, preferred in liquidation at $1 per share over common stockholders, convertible into common stock on the basis of 4 common shares for each preferred share with automatic conversion on August
   1, 1998; authorized, 2,000,000 shares, issued and outstanding, 1,712,739 shares (Note 6)                  17,127
 Common stock--$.01 par value; 20,000,000 shares authorized, 8,476,309 shares issued and outstanding
   (Notes 8, 9 and 10)                                                                                       84,763
 Additional paid-in capital                                                                               6,724,589
 Deferred compensation (Note 8)                                                                             (18,230)
 Accumulated deficit                                                                                     (7,309,338)
                                                                                                      -------------
   Total deficiency in stockholders' equity                                                                (501,086)
                                                                                                      -------------
   TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                                             $ 3,419,214
                                                                                                      -------------
                                                                                                      -------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          UNICO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                       1996          1995
                                                                   ------------  -------------
REVENUE
  Printing, design and advertising sales, net of discounts and allowances..................................................  $  6,410,818  $  10,058,864
  Franchise fees................................................       185,708        105,054
  Interest income...............................................        35,677           --
  Other.........................................................        91,150        195,089
  Extinguishment of current debt obligations....................       102,522        121,500
                                                                   ------------  -------------
     Total revenue..............................................     6,825,875     10,480,507
                                                                   ------------  -------------
EXPENSES
  Cost of sales.................................................     4,205,160      7,596,629
  General and administrative....................................     2,616,612      3,442,690
  General and administrative associated with closed locations and
    other one time charges                                             956,913       --
  Franchise development.........................................       360,719        396,974
  Interest expense--affiliate...................................        87,514        158,022
  Interest expense--other.......................................       249,696        207,946
  Loss on abandonment and revaluation of assets.................     1,692,710       --
  Restructuring expense.........................................       --             772,443
                                                                   ------------  -------------
     Total expenses.............................................    10,169,324     12,574,704
                                                                   ------------  -------------
NET LOSS BEFORE INCOME TAXES....................................    (3,343,449)    (2,094,197)
INCOME TAX PROVISION............................................       --             300,319
                                                                   ------------  -------------
NET LOSS (SEE DISCUSSION AT NOTE 16)                               $(3,343,449)   $(2,394,516)
                                                                   ------------  -------------
                                                                   ------------  -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................  $  8,190,470  $   7,710,913
                                                                   ------------  -------------
                                                                   ------------  -------------
NET LOSS PER COMMON SHARE                                         $       (.41) $        (.31)
                                                                   ------------  -------------
                                                                   ------------  -------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          UNICO, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                               PREFERRED STOCK
                ---------------------------------------------------
                  REDEEMABLE       SERIES A          SERIES C             COMMON STOCK
                --------------  --------------  --------------------   --------------------
                SHARES  AMOUNT  SHARES  AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT
                ------  ------  ------  ------  -----------  -------   ---------  ---------
BALANCE,
  JANUARY 1,
  1995......     600     $  6    1,000   $  10     --   $     --       7,306,521  $  74,773
EXCHANGE OF
  PREFERRED
  FOR COMMON
  STOCK
  (NOTE 5)..    (320)      (3)    --       --      --         --         355,556      3,556
ISSUE OF
  STOCK FOR
  PAYABLES
  (NOTE 7)..     --       --      --       --      --         --         221,018      2,211
CANCEL
  SERIES A
 PREFERRED..     --       --    (1,000)    (10)    --         --          --          --
CANCEL
  TREASURY
  STOCK.....     --       --      --       --      --         --          --         (1,710)
NET LOSS FOR
  1995......     --       --      --       --      --         --          --          --
                ------  ------  ------  ------  -----------  -------   ---------  ---------
BALANCE,
  DECEMBER
  31, 1995..     280        3     --       --      --         --       7,883,095     78,830
ISSUE OF
  COMMON
  STOCK AS
  COMPENSATION
  (NOTE 8)..     --       --      --       --      --         --         270,000      2,700
CONVERSION
  OF DEBT TO
  PREFERRED
  STOCK
  (NOTE 6)..     --       --      --       --   1,712,739     17,127       --         --
CONVERSION
  OF DEBT TO
  COMMON
  STOCK
  (NOTE 7)..     --       --      --       --       --         --        323,214      3,233
NET LOSS FOR
  1996......     --       --      --       --       --         --          --         --
                ------  ------  ------  ------  -----------  -------   ---------  ---------
BALANCE,
  DECEMBER
  31, 1996..     280     $  3     --    $  --   1,712,739    $17,127   8,476,309  $  84,763
                ------  ------  ------  ------  -----------  -------   ---------  ---------
                ------  ------  ------  ------  -----------  -------   ---------  ---------

                    PAID-IN      DEFERRED     TREASURY    ACCUMULATED
                    CAPITAL    COMPENSATION     STOCK       DEFICIT        TOTAL
                   ----------  -------------  ----------  ------------  ----------
BALANCE,
  JANUARY 1,
  1995......       $5,070,024    $  --        $(292,077)  $(1,571,373)  $ 3,281,36
EXCHANGE OF
  PREFERRED
  FOR COMMON
  STOCK
  (NOTE 5)..          119,865       --           --            --          123,418
ISSUE OF
  STOCK FOR
  PAYABLES
  (NOTE 7)..           74,512       --           --            --           76,723
CANCEL
  SERIES A
 PREFERRED..           --           --           --            --              (10)
CANCEL
  TREASURY
  STOCK.....         (290,367)      --         292,077         --         --
NET LOSS FOR
  1995......           --           --           --        (2,394,516)  (2,394,516)
                   ----------  -------------  ----------  ------------  ----------
BALANCE,
  DECEMBER
  31, 1995..         4,974,034      --           --        (3,965,889)   1,086,978
ISSUE OF
  COMMON
  STOCK AS
  COMPENSATION
  (NOTE 8)..            26,832    (18,230)       --            --           11,302
CONVERSION
  OF DEBT
  TO
  PREFERRED
  STOCK
  (NOTE 6)..         1,695,612      --           --            --        1,712,739
CONVERSION
  OF DEBT TO
  COMMON
  STOCK
  (NOTE 7)..            28,111      --           --            --           31,344
NET LOSS FOR
  1996......           --           --           --        (3,343,449)  (3,343,449)
                   ----------  -------------  ----------  ------------  ----------
BALANCE,
  DECEMBER
  31, 1996..        $6,724,589   $(18,230)    $  --       $(7,309,338) $  (501,086)
                   ----------  -------------  ----------  ------------  ----------
                   ----------  -------------  ----------  ------------  ----------

------------------------
The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          UNICO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                          1996           1995
                                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(3,343,449)   $(2,394,516)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
    Depreciation and amortization....................................     414,454        472,112
    Provision for bad debts..........................................     (17,606)       323,532
    Deferred income tax provision....................................      --            267,000
    Write-off of assets from closure of offices......................   1,944,310         --
    Gain on sale of equipment........................................      --            (31,500)
    Gain on exchange of common stock.................................      --           (121,561)
    Write-down of fixed assets due to restructuring..................      --            325,898
    Impairment of accounts receivable................................      --            330,000
    Common stock issued for compensation.............................      11,302         --
    Changes in assets and liabilities
      Inventory......................................................     114,490        (40,103)
      Accounts and notes receivable..................................     901,034        181,185
      Prepaid expenses...............................................     148,567        (61,788)
      Deposits and other assets......................................       3,162        256,301
      Accounts payable...............................................      19,836        183,791
      Accrued liabilities............................................     280,831         49,491
      Deferred rent..................................................     229,280         --
      Deferred revenue...............................................      13,867          3,041
      Other..........................................................     (91,933)        --
                                                                       ----------     ----------
         Net cash provided (used) by operating activities............     628,145       (257,117)
                                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property...............................................    (232,795)    (1,099,968)
  Proceeds from sale of equipment....................................      --             31,500
                                                                       ----------     ----------
         Net cash used by investing activities.......................    (232,795)    (1,068,468)
                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debentures...........................................      --            573,500
  Proceeds from notes payable........................................      93,599        861,435
  Payment of notes payable...........................................    (555,799)      (517,271)
                                                                       ----------     ----------
         Net cash (used) provided by financing activities............    (462,200)       917,664
                                                                       ----------     ----------
DECREASE IN CASH AND CASH EQUIVALENTS................................     (66,850)      (407,921)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................     300,821        708,742
                                                                       ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR...............................  $  233,971     $  300,821
                                                                       ----------     ----------
                                                                       ----------     ----------

------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          UNICO, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                          1996         1995
                                                                      ------------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for income taxes..........................................  $    --       $   22,000
                                                                      ------------  ----------
                                                                      ------------  ----------
Cash paid for interest..............................................  $    338,357  $  289,661
                                                                      ------------  ----------
                                                                      ------------  ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Exchange of common and preferred stock for debt and other
    liabilities at fair value on date of exchange...................  $  1,744,083  $   76,723
                                                                      ------------  ----------
                                                                      ------------  ----------
  Common stock issued (270,000 shares) for compensation at an
    estimated fair value at the date of issue of....................  $     29,532  $   --
                                                                      ------------  ----------
                                                                      ------------  ----------

------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF OPERATIONS

    UNICO, Inc. (the "Company") was incorporated on April 11, 1984 in the State of Delaware. The Company's primary business, cooperative direct mail advertising, involves the designing, printing, packaging, and distributing of public relations and marketing materials and coupons for retailers who provide goods and services. Sales are conducted through franchise operations. The Company's customers are primarily located in the eastern, southeastern, midwestern and western United States.

    (B) Basis of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Coupon Corporation, Cal-Central Marketing Corporation ( a dormant corporation) and Greenleaf Catalogue, Inc. (a dormant corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

    (C) Use of accounting estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (D) Property and equipment

    Property is recorded at cost and is depreciated over the estimated useful lives of the individual assets, which are ten to fourteen years using the straight-line method. Leasehold improvements are amortized over their estimated useful life or the term of the lease, whichever is shorter.

    (E) Revenue recognition

    The Company recognizes revenue from the design, production and printing of coupons on a percentage of completion basis as stages of the production process are completed. Revenue from initial franchise fees are recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Franchise fees recognized as revenue in 1996 includes $174,000 of initial franchise fees. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

    (F) Inventory

    Inventory consists primarily of paper, envelopes and printing materials and is stated at the lower of cost or market, with cost determined on the first-in, first-out method.

    (G) Goodwill

    Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is amortized over the estimated economic life of the intangible assets, but not longer than 40 years. It is management's policy to re-evaluate the estimated economic life of all intangible assets on an annual basis and adjust the carrying amount of such assets when circumstances so dictate. During 1996, the Company wrote-off goodwill that had a book value at the beginning of the year of $1,468,453 as a result of its re-evaluation. During 1996, the Company recorded amortization of goodwill of $6,853 and had accumulated amortization at December 31, 1996 of $66,604.

    (H) Net loss per share

    Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Stock options and convertible securities have not been considered as common stock equivalents since their effect would be anti-dilutive.

    (I) Cash and cash equivalents

    The statements of cash flows are prepared on the basis of cash on hand and in banks which are subject to withdrawal on demand. The Company considers all investments that have an original maturity of three months or less to be cash equivalents.

    The Company maintains cash balances which may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk.

    (J) Income taxes

    THE COMPANY FILES A CONSOLIDATED FEDERAL INCOME TAX RETURN. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for all loss and tax credit carryforwards, less valuation allowances as applicable.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

    (K) Fair value of financial instruments

    The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

    (L) Impairment of long-lived assets

    It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

    (M) Accounting pronouncements

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 123, Accounting for Stock Based
                                           --------------------------
Compensation (SFAS No. 123). That Standard recommends the use of a fair market
------------
valuation method for recognizing compensation from stock options and similar equity instruments. However, SFAS No. 123 permits the continued measurement of compensation using the intrinsic value based method as prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
                                ----------------------------------------
No. 25), provided that financial statements disclose the effect of applying SFAS No. 123 had it been adopted. This pronouncement was effective for transactions entered into in fiscal years that began after December 15, 1995. In that regard, the Company has elected to continue to measure stock based compensation on the basis of APB No. 25.

    In February 1997, the FASB issued SFAS No. 128, Earning per Share to
                                                    -----------------
supersede all prior standards issued concerning earnings per share calculations and disclosures. The new Standard is effective for financial statements of interim and annual periods ending after December 15, 1997, with earlier application not permitted. The Company is currently evaluating the effect of this pronouncement on its calculations of loss per share for 1996 and 1995 and believes that had it been applied to those periods, that the effect on the loss per share as herein reported would not have been significant.

    (N) Reclassifications

    Certain amounts in the 1995 financial statements as reported herein have been reclassified to conform with the 1996 presentation. This reclassification had no effect on the net loss, total current assets or total current liabilities as previously reported.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 2--NOTES PAYABLE

    Notes payable at December 31, 1996 consisted of the following:


       BancFirst--consolidated renewal promissory note dated August 15, 1996 in the face amount of $721,425 with interest at the prime rate, as defined, plus 1%. The note is payable in monthly installments of $22,500 through
         January 15, 1997, and $27,500 through December 15, 1998, including interest, with the entire unpaid balance due on December 31, 1998. The
         note is collateralized by substantially all assets of the Company.                  $ 643,022

       Duncan-Smith Company--eighteen notes due in October 1998 bearing interest at 12%. This note has been subordinated as to payment to the BancFirst
         note.                                                                                 460,000

       Humphrey Group--four notes for $25,000, one note for $50,000 and one note for $150,000 that bear interest at 12%, and due in quarterly installments of principal commencing March 31, 1997 of $25,000, with a final payment of $225,000 on December 31, 1997. This note has been subordinated as to
         payment to the BancFirst note.                                                        300,000

       CIT Group--three installment notes bearing interest at rates ranging from
         8.3% to 10.3% and requiring monthly payments, in aggregate, of $12,867 including interest. One note with a balance at December 31, 1996 of approximately $30,000 is scheduled to be paid 1997 with the two remaining notes scheduled for final payment in 1999 and 2000. The proceeds of these loans were used to purchase specific equipment and are collateralized by
         the equipment.                                                                        332,397

     Renaissance Capital Partners, Ltd. -note dated August 13, 1996 requiring interest at 9.35% payable monthly, with principal due December 31, 1998.
         This note is subordinate in payment to the BancFirst note described above. Renaissance Capital Partners, Inc. are the holders of all of the
         Company's Series C Preferred Stock, and a principal of Renaissance is also a common stockholder and was a member of the Board of Directors of
         the Company for a portion of 1996.                                                     50,000


                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 2--NOTES PAYABLE (CONTINUED)


Unsecured note to an individual bearing interest at 15% and due
  July 7, 1996.                                                   $    30,000
Other--two installment agreements for the purchase or lease of specific equipment payable in monthly installments of $7,376, including interest.One agreement with a balance at December
  31, 1996 of $25,518 requires final payment in 1997, with the
  remaining loan's final payment due in 1999.                          44,117
                                                                  -----------
Total notes payable                                                 1,859,536
Less:Current portion                                                  749,261
                                                                  -----------
Long-term portion                                                  $1,111,275
                                                                  -----------
                                                                  -----------

    Scheduled future maturities of notes payable at December 31, 1996, are as follows:

YEAR ENDING
DECEMBER 31   AMOUNT
-----------  ------------
1997         $    749,261
1998              973,556
1999               99,290
2000               37,429
             ------------
  Total      $  1,859,536
             ------------
             ------------

    Subsequent to December 31, 1996, Renaissance Capital Partners, Ltd. loaned the Company an additional $200,000 under terms similar to those described above.

NOTE 3--LEASES

    The Company leases its main office and printing facility under an agreement last amended by restatement in September 1994. The lease has a term of 10 years and requires payment of base rent which includes scheduled rent increases plus increases in the annual operating costs and real estate taxes applicable to the property. The lease provides for an eighteen month abatement of rent during the initial period for a portion of the space leased. The Company has an option to renew the lease for a five year period at the end of the base term at the then current fair rental value of the property. The minimum payments required under the lease, which takes into account the rent abatement and scheduled increases in base rent, are recognized as expense on a straight-line basis over the life of the lease, with a liability recognized in the balance sheet to the extent that expense to date exceeds the minimum lease payments to date.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 3--LEASES (CONTINUED)

SCHEDULED FUTURE MINIMUM PAYMENTS REQUIRED UNDER THE LEASE ARE AS FOLLOWS:

YEAR ENDING
DECEMBER 31   AMOUNT
------------  ------
1997          $    351,469
1998               383,799
1999               415,088
2000               444,290
2001               474,534
Thereafter       1,804,275
              ------------
Total         $  3,873,455
              ------------
              ------------

    Rent expense for the years ended December 31, 1996 and 1995 was $652,659 and $451,821, respectively.

NOTE 4--PROFIT SHARING PLAN

    The Company has a defined contribution plan that is qualified under 401(k) of the Internal Revenue Code. Employees may elect to contribute up to 15% of their salary before income taxes subject to an annual limit provided for in the Code, which was $9,500 for 1996. The Company matches employee contributions up to 3% of gross wages. All employees who are at least 18 years of age are eligible to participate in the plan. Contributions to the plan by the Company were $27,578 and $33,619 in 1996 and 1995, respectively.

NOTE 5--REDEEMABLE PREFERRED STOCK

    In the Company's 1993 acquisition of Cal-Central Marketing Corporation
(CCMC), 600 shares of redeemable preferred stock were issued. These shares are redeemable at $1,000 per share at the option of the holder after the attainment of certain profit performance tests by CCMC. On April 20, 1995, holders exchanged 320 of these shares for 355,556 shares of common stock at an exchange rate of $.90 per common share. The profit performance tests of CCMC were never achieved, and in 1995 CCMC's operations were discontinued except for fulfillment of work in process. This stock was pledged as collateral for loans totaling $280,000 by two former officers of CCMC (Note 12).

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE 6--SERIES C PREFERRED STOCK

    Prior to 1996, the Company had issued a 12.5% Convertible Debenture to Renaissance Capital Partners, Ltd. in the face amount of $1,250,000. During 1995, Renaissance and Duncan-Smith Investment Co. loaned the Company $298,500 under several notes that were to be convertible into common stock of the Company. On July 12, 1996, the Company, Renaissance and Duncan Smith entered into a loan conversion agreement whereby the debenture and notes plus accrued interest were exchanged for 1,712,739 shares of the Company's newly authorized Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into four shares of the Company's common stock at any time at the option of the holders. The agreement further provides that if and whenever any additional shares of common stock are issued by the Company for a net consideration of less than $.25 per share then in each such case the conversion price shall be reduced to the net consideration received per share and the number of shares issuable to the holders of the Series C Preferred Stock shall be proportionality increased. In addition, the agreement provides for adjustment of the conversion ratio in the event the number of shares of common stock outstanding is changed as the result of a subdivision or combination in manner of the common stock or the making of a stock dividend.

NOTE 7--CONVERSION OF DEBT TO COMMON STOCK

    Effective September 30, 1996, the holder of a debenture issued by the Company prior to 1996 agreed to exchange the debenture and all accrued interest for 323,214 shares of the Company's common stock. The Company recognized a gain on the conversion of $45,250 representing the differences in the fair value of the stock at the date of the exchange and the amount of the debt. The gain is included in income in the Statement of Operations as part of the revenue from extinguishment of current obligations.

    During 1995, the Company entered into agreements with two vendors of the Company and two note holders whereby the Company issued 221,018 shares of its common stock in exchange for these debts which totaled $198,917. These exchanges were recorded at the estimated fair value of the stock at the date of the exchanges and resulted in a gain to the Company of $121,500, which is included in revenue from extinguishment of current obligations in the Statement of Operations.

NOTE 8--COMMON STOCK ISSUED FOR COMPENSATION

    Pursuant to an action by the Board of Directors, the Company issued 20,000 shares of its common stock to its former Chief Financial Officer as compensation. The estimated value of the stock at the date of issue was $2,188, which is recognized as a general and administrative expense in the Statement of Operations.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 8--COMMON STOCK ISSUED FOR COMPENSATION (CONTINUED)

    Effective April 1, 1996, the Board of Directors adopted a resolution to issue 250,000 shares of the Company's common stock to the newly appointed President and Chief Executive Officer of the Company as compensation for his services during the initial two year term of his appointment. Under the resolution, the shares shall be subject to forfeiture of a ratable amount of such shares in the event the officer does not serve the full two years of the initial term. The Board further resolved to issue 100,000 shares of the Company's common stock for each successive one year term which the officer is so appointed by the Board. The 250,000 shares issued were estimated to have a fair value of $27,344 at the date of the award and are being recognized over the two year period. As a result, $9,114 has been recognized as an expense in 1996, and $18,230 is reported as deferred compensation in the Statement of Stockholders' Equity (Deficiency).

NOTE 9--STOCK PURCHASE WARRANTS

    In connection with a financing arrangement entered into in October 1993 and January 1994, the Company issued 230,000 common stock purchase warrants to the lenders, known as the D.S. Warrants, and 30,000 warrants to Duncan-Smith Co., the investment banker that arranged the private placement. The warrants entitle the holder to purchase one share of common stock per warrant at prices which range from $.90 to $1.40. The warrants expire in 1998.

    In February 1994, the Company issued warrants to the owner of Duncan-Smith Co. to purchase 25,000 shares of common stock at a price of $1.25 per share. These warrants are exercisable over a five year period from the date granted. These warrants were issued in connection with a financing arrangement.

    In June 1995, in connection with a lending arrangement, the Company issued warrants to purchase 450,000 shares of common stock at $.90 per share. These warrants expire if not exercised on December 31, 2000.

    Certain of the above mentioned warrants contain anti-dilution provisions and require the Company to register the warrants under certain conditions. The Company has reserved 730,000 shares of its unissued common stock for exercise of these warrants.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 10--STOCK OPTION PLAN

    The Company has reserved 1,000,000 shares of its common stock for issuance to directors, key employees, franchisees, and others contractually related to the Company, pursuant to an Omnibus Equity Compensation Plan adopted by the Company in 1989. The Plan provides for the granting of both incentive and non-qualified stock options. The exercise price of the options is not less than the market value of the stock on the date of grant. Options granted become exercisable at the date of grant or at such other time as the compensation committee may determine, and expire in a maximum of five years. The following table reflects a summary of stock option activity for 1996 and 1995.

                                                                            1996       1995
                                                                          ---------  ---------
Shares available for grant at beginning of year.........................    331,671    213,544
Options granted during the year.........................................     --        (88,610)
Options forfeited or cancelled..........................................     91,092    206,737
                                                                          ---------  ---------
Shares available forgrant at the end of the year........................    422,743    331,671
                                                                          ---------  ---------
                                                                          ---------  ---------
Shares under option at the end of the year at option prices of $.25 to
  $1.16.................................................................    535,970    627,042
                                                                          ---------  ---------
                                                                          ---------  ---------
Options exercised since inception of the plan...........................     41,287     41,287
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 11--INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax basis of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

    The Company has a deferred tax asset at December 31, 1996 of approximately $2,100,000 that is principally the result of income tax net operating loss carryforwards of approximately $5,200,000. Because of the uncertainty that the Company will be able to utilize these losses, which expire in years 2010 and 2011, a valuation allowance for the full amount of the deferred tax asset has been provided at December 31, 1996. Accordingly, there is no income tax provision or benefit for 1996.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE 11--INCOME TAXES (CONTINUED)

    A reconciliation of the 1995 provision for income taxes to the statutory rates is as follows:

Statutory rate.......................................................      (34.0)
Current year loss                                                           34.0
Change in valuation allowance on deferred tax asset                         14.3
                                                                       ---------
Effective rate.......................................................       14.3
                                                                       ---------
                                                                       ---------

NOTE 12--LOANS TO OFFICERS

    At the time the Company acquired its Cal-Central Marketing Corporation subsidiary in October 1993, the Company loaned two of the officers of CCMC $280,000 on notes that matured in October 1995. The Company's 280 shares of Redeemable Preferred Stock were pledged as collateral for these loans. During 1996, the Company determined that collectibility of these loans was doubtful and provided an allowance for the full amount of the loans. This loss has been charged to general and administrative expense in the Statement of Operations.

NOTE 13--SUBSIDIARY RESTRUCTURING

    The Company acquired Cal-Central Marketing Corporation as a wholly owned Subsidiary on October 27, 1993. Operating profitability and cash flow for the subsidiary were below management's expectations and anticipated potential since the acquisition. During the third quarter of 1995, management determined that it was in the best interest of shareholders and the Company to close the Fort Lauderdale, Florida, production facility and consolidate all art and printing functions for Cal-Central into the Company's newly expended facility in Springfield, Virginia. This transaction was accomplished during December 1995, and a restructuring charge comprised of the following items was recorded during 1995 to reflect the costs associated with the restructuring:

Leasehold improvement forfeiture..................................  $  59,426
Write down of plant and equipment.................................    266,472
Deposits forfeiture...............................................     34,110
Employee severance................................................     20,000
Distributor cancellations.........................................     30,000
Legal, accounting, and moving costs...............................     32,435
Accounts receivable impairment....................................    330,000
                                                                    ---------
Total restructuring expense.......................................  $ 772,443
                                                                    ---------
                                                                    ---------

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 13--SUBSIDIARY RESTRUCTURING (CONTINUED)

    Additionally, as a result of the restructuring plan that began in 1995 whereby the Company closed Cal-Central's Fort Lauderdale, Florida production facility, Cal-Central entered into a settlement agreement with its former landlord to extinguish its long term lease agreement in exchange for a $48,000 early termination fee. This amount was recorded as an expense in 1995.

NOTE 14--FOURTH QUARTER ADJUSTMENTS

    During the first and second quarters of 1996, the Company continued the corporate restructuring plan it initiated in 1995 by closing its headquarters office in Oklahoma City, Oklahoma, and transferring these activities to its expanded and modernized Springfield, Virginia facility. These actions, designed to realize long-term benefits for the Company, resulted in a one-time charge of $224,257 in costs in 1996, or $.03 per share. In furtherance of the restructuring plan, management determined that it was in the best interests of the shareholders and the Company to discontinue the minimal remaining operations of its Cal-Central subsidiary. As a result, the Company determined that previously capitalized and unamortized goodwill associated with the acquisition of Cal-Central should be written-off concurrent with the elimination of that business segment. That adjustment, in the amount of $1,468,453 or $.18 per share, was also recorded in the fourth quarter of 1996.

NOTE 15--CLOSURE OF CAL-CENTRAL MARKETING CORPORATION

    As discussed in Notes 13 and 14, the Company has closed its Cal-Central operations in Florida and that subsidiary has ceased all activities. In that regard, Cal-Central has recorded liabilities of approximately $400,000, not otherwise guaranteed or co-obligated by the Company. The Company is evaluating when it can recognize the cancellation of these debts as income.

                          UNICO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 16--FINANCIAL CONDITION

    The Company has a deficiency in stockholder's equity at December 31, 1996 of approximately $500,000 and a deficit in working capital of approximately $1,800,000. These conditions primarily resulted from nonrecurring expenses relating to the write-off of $1,468,453 of goodwill associated with the Cal-Central marketing subsidiary; and general and administrative expenses of $956,913 associated with closed locations and other one time charges; a $280,000 loss on uncollectible loans to former Cal-Central officers; one-time costs associated with the fulfillment of Cal-Central customer orders of approximately $400,000; one-time costs associated with the closing of the Oklahoma City headquarters office and transfer of those activities to the Springfield, Virginia facility of $224,257; and certain other one-time costs of approximately $236,000. It is management's belief that, absent these burdens, the Company is now in a position to operate profitably and generate funds through operations that will enable it to meet its obligations as they come due. The ability to meet its obligations was further enhanced by the conversion of approximately $1,700,000 of debt into equity during 1996. However, the ability to continue operating during 1997 is dependent upon the forbearance of certain creditors of the Company and the availability of short-term credit on an as-needed basis. While management believes it can work through these issues, there can be no assurance it will be successful, in which event, the Company may not be able to continue as a going concern.