Form 10QSB
period 1997-03-31
UNICO INC
filed 1997-05-20
CIK 797564

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the Quarterly Period Ended                              March 31, 1997

                                        OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the Quarter Ended March 31, 1997             Commission File # 0-15303

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

                      8380 Alban Road, Springfield, VA 22150
                      --------------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class: Common Stock, $.01 Par Value
                      -----------------------------------
Number of shares outstanding as of May 13, 1997                   8,476,309
                                                                  ---------

                                     UNICO, Inc.

                                       INDEX
                                       -----

                                                              PAGE NO.
                                                              --------

PART I --       FINANCIAL INFORMATION

       Item 1  Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996.......     3 & 4


               Consolidated Statements of Operations
               For the Quarter Ended March 31, 1997
               and the Quarter Ended March 31, 1996.......       5

               Consolidated Statements of Cash Flow
               For the Quarter Ended March 31, 1997
               and the Quarter Ended March 31, 1996........      6

               Notes to Interim Consolidated Financial
               Statements..................................      7

       Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................      9

PART II -- OTHER INFORMATION...............................     12

SIGNATURE PAGE.............................................     16

                         PART I. FINANCIAL INFORMATION

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS


                                                                             1 of 2
                                                                             ------
                                                                     MARCH 31,   DECEMBER 31,
ASSETS                                                                 1997          1996
------                                                              -----------  ------------
CURRENT:
Cash and Cash Equivalents.........................................  $   396,232   $  231,971
Accounts Receivable:
  Trade (net of allowance for uncollectible
  accounts of $383,610 and $355,000)..............................      377,913      357,774
Inventory.........................................................      230,718      140,015
Notes Receivable..................................................      107,891       --
Other Current Assets..............................................       61,689       --
Prepaid Expenses..................................................       33,519       22,636
                                                                    -----------  ------------
  Total current assets............................................    1,207,962      754,396

PROPERTY:
Furniture, fixtures and equipment.................................    4,053,359    4,006,961
Territory buy back allowance......................................      497,500            0
Leasehold improvements............................................      109,995      109,045
  Less accumulated depreciation...................................   (1,864,918)  (1,759,425)
                                                                    -----------  ------------
  Property, net...................................................    2,795,936    2,356,581

GOODWILL..........................................................      230,538      232,407

DEPOSITS AND OTHER................................................       69,983       75,830
                                                                    -----------  ------------
TOTAL.............................................................  $ 4,304,419   $3,419,214
                                                                    -----------  ------------
                                                                    -----------  ------------

                      The accompanying notes are an integral part
                       of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS

                                                                             2 of 2
                                                                             ------
                                                                     MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.................................................  $  1,571,616   $1,278,604
Accrued liabilities..............................................       378,687      428,092
Notes payable, current portion...................................       297,053      749,261
Deferred revenue.................................................       122,823      124,788
                                                                   ------------  ------------
  Total current liabilities......................................     2,370,179    2,580,745

LONG TERM LIABILITIES:
Notes Payable....................................................     1,713,608    1,110,275
Deferred Rent and Other..........................................       715,238      229,280
                                                                   ------------  ------------
  Total long term liabilities....................................     2,428,846    1,339,555
                                                                   ------------  ------------
  Total liabilities..............................................     4,799,025    3,920,300

COMMITMENTS AND CONTINGENCIES (Note 2)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value: 5,000,000 shares authorized;
  designated as:
  Redeemable Preferred; 280 shares issued and outstanding........             3            3
  Series A Convertible Preferred.................................       --            --
  Series B Preferred.............................................       --            --
Series C Preferred stock, $.01 par value; voting on the basis of 4 votes to 1 vote for the common stock, preferred in
  liquidation at $1 per share over common shareholders,
  convertible into common stock on the basis of 4 common shares for each preferred share, with automatic conversion on
  August 1, 1998; authorized, 2,000,000 shares, issued and
  outstanding, 1,712,739 shares..................................        17,127       17,127
Common stock--$.01 par value; 20,000,000 shares authorized;
  8,476,309 shares issued and outstanding........................        84,763       84,763
Additional paid-in capital.......................................     6,724,589    6,724,589
Deferred Compensation............................................       (18,230)     (18,230)
Accumulated deficit..............................................    (7,302,858)  (7,309,338)
                                                                   ------------  ------------
  Total deficiency in stockholders' equity.......................      (494,606)    (501,086)
                                                                   ------------  ------------
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY.........  $  4,304,419   $3,419,214
                                                                   ------------  ------------
                                                                   ------------  ------------

                              The accompanying notes are an integral part
                               of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                                        1997          1996
                                                                    ------------  ------------
REVENUES:
Coupon and advertising sales, net of discounts and allowances.....  $  1,447,291  $  1,782,693
Franchise fees....................................................        72,685        92,133
Other.............................................................       128,755        70,573
                                                                     -----------    ----------
TOTAL REVENUES....................................................     1,648,731    1,945,399

EXPENSES:
Production........................................................       989,547     1,367,199
General and administrative........................................       473,574       679,518
Franchise development.............................................       126,699        89,002
Interest expense--affiliate.......................................        27,091        43,563
Interest expense--other...........................................        16,340        58,676
                                                                    ------------  ------------
TOTAL EXPENSES....................................................     1,633,251     2,237,958
                                                                    ------------  ------------
                                                                    ------------  ------------

NET INCOME (LOSS) BEFORE INCOME TAXES.............................        15,480      (292,559)
DEFERRED INCOME TAX EXPENSE.......................................         9,000         8,667
                                                                    ------------  ------------

NET INCOME (LOSS).................................................  $      6,480     $(301,226)
                                                                    ------------  ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING........................     8,476,309     7,883,095
                                                                    ------------  ------------
NET INCOME (LOSS) PER COMMON SHARE................................  $       .001  $      (.038)
                                                                    ------------  ------------

                         The accompanying notes are an integral part
                          of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                          1997        1996
                                                                       ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................  $    6,480  $  (301,226)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................     111,192      117,738
  Provision for bad debts............................................      28,610       68,289
  Deferred income taxes..............................................       9,000        8,667

Changes in operating assets and liabilities:
  Accounts and notes receivable......................................     211,592     315,332
  Prepaid expenses and inventory.....................................    (101,586)      15,799
  Deposits and other.................................................     (59,672)       4,764
  Accounts payable and accrued liabilities...........................     389,943      131,190
  Deferred revenue...................................................      (1,965)     (99,605)
                                                                       ----------  -----------
Net Cash Provided by (Used in) Operating Activities..................     593,594      260,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Territory Buy Back Allowance.........................................    (497,500)           0
Purchase of property.................................................     (46,398)     (95,400)
                                                                       ----------  -----------
Net Cash Provided by (Used in) Investing Activities..................    (543,898)     (95,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures.............................................           0       25,000
Proceeds from notes payable..........................................     151,125            0
Payment of notes payable.............................................     (36,560)     (61,769)
Payment of funding costs.............................................           0            0
                                                                       ----------  -----------
Net Cash Provided (Used In) Financing Activities.....................     114,565      (36,769)
                                                                       ----------  -----------

CHANGE IN CASH AND CASH EQUIVALENTS: ................................     164,261      128,779
Cash and Cash Equivalents--Beginning of Period.......................     231,971      300,821
                                                                       ----------  -----------
Cash and Cash Equivalents--End of Period.............................  $  396,232  $   429,600
                                                                       ----------  -----------
                                                                       ----------  -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes.........................................  $        0  $         0
  Cash paid for interest.............................................  $   16,340  $    31,977

                          The accompanying notes are an integral part
                           of the consolidated financial statements.

UNICO, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 1997 and 1996

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements at March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1996 balance sheet was derived from the Company's audited financial statements.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying unaudited interim financial statements for the three month period ended March 31, 1997 are not necessarily indicative of the results which can be expected for the entire year.

2.   COMMITMENTS & CONTINGENCIES

     Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central. A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, written settlement was reached with Florida authorities whereby Cal-Central agreed to a payoff of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. The agreed to amount, net of payments made, is recorded as a liability at December 31, 1996 and March 31, 1997.

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

     Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $9,000 reflected in the Statements of Operations for the quarter ended March 31, 1997 represents state income taxes payable by United Coupon on first quarter profits that are not impacted by the net operating loss carryforwards.

4.   SUBSIDIARY RESTRUCTURING

     The Company acquired Cal-Central Marketing Corporation as a wholly owned subsidiary on October 27, 1993. Operating profitability and cash flow for the subsidiary have been below management's expectations and anticipated potential since the acquisition. During the third quarter of 1995, management determined that it was in the best interest of shareholders and the Company to close the Fort Lauderdale, Florida, production facility and consolidate all art and printing functions for Cal-Central into the Company's newly expanded facility in Springfield, Virginia. This transition was accomplished during December 1995, and a restructuring charge was recorded during 1995 to reflect initial costs associated with the restructuring.

     During the quarter ended March 31, 1996, the Company further evaluated the collectibility of remaining accounts receivable of Cal-Central, including receivables related to advertising commitments completed during the period. As a result of this review, the Company recorded additional bad debt expense of $60,000 related to Cal-Central accounts receivable. During 1996, management abandoned plans for resurrecting the Cal-Central operation and all remaining accounts receivable and goodwill related to the purchase of Cal-Central were written off.

5.   CORPORATE RESTRUCTURING

     In March 1996, as a component of the plan to consolidate the corporate office functions from Oklahoma City to the expanded offices of the Company in Springfield, Virginia, the Company's Board of Directors appointed Gerard R. Bernier Chief Executive Officer and President of the Company. This transition of corporate authority and relocation of corporate headquarters became effective March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

     The Company's working capital was a deficit of $1,162,217 at March 31, 1997, a 36% improvement from December 31, 1996. This change reflects: an increase in Cash and Equivalents of $164,261 resulting primarily from positive operating cash flow, aided by deferred interest payments regarding subordinated debt; a net increase of $128,030 in trade Accounts and Notes Receivable, related to improving sales results; an increase of $90,703 in paper and work in process Inventory at United Coupon Corporation ("United Coupon"); an increase of $10,883 in Prepaid Expenses related to annual insurance renewals and similar contracts; and an increase of $61,689 in Other Current Assets. These changes were impacted by an increase of $293,012 in Accounts Payable and a $49,405 decrease in Accrued Liabilities related to pay down of accrued seasonal operating costs at United Coupon, as well as reduced deferral of interest expense and other debt service costs. Working capital was also aided by a $452,208 reduction in current portion of Notes Payable, net of principal payments and extended terms completed during the period.

     During the current period, United Coupon purchased the rights to acquire and resell non-developed territories previously granted to various franchisees of United Coupon. This purchase was recorded as an addition of $497,500 to Territory Buy Back Allowance, reflected as an investment, offset by a long term liability of an equal amount. The purchase price is paid to franchisees in the form of production expense credits of $500 per 10,000 homes mailed, granted at the time that franchisees complete on-going cooperative advertising mailings. Such credits are recorded as period expenses, when incurred.

     Long term liabilities increased by $1,089,291 during the period as a result of deferral of interest payments on subordinated debt, extension of notes payable obligations beyond twelve months and purchase of Territory Buy Back Allowances.

     During the latter half of 1995, the Company's subsidiary Cal-Central developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions.
In addition, management arranged a deferral of interest payments on subordinated debt obligations and arranged convertible debt financing with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. Management abandoned its restructuring plan for Cal-Central during 1996 and wrote off remaining accounts receivable and goodwill associated with this operation. The Company adopted resolutions, effective March 31, 1997, to dissolve Cal-Central.

     On May 16, 1997, the Company received a notice of delisting from NASDAQ Stock Market, Inc. due to capital and surplus requirement deficiencies. The Company is aggressively pursuing plans it believes will successfully address these issues and is appealing this action.

Results of Operations - Quarter Ended March 31, 1997 as Compared to the Quarter Ended March 31, 1996

     Gross Revenue for the quarter ended March 31, 1997 decreased from the same period in 1996, from $1,945,399 to $1,648,731. Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 73% of total revenue for 1997, decreased by 19% from the corresponding period in 1996. These decreases reflect the elimination of Cal-Central sales during the current year and limitations placed on sales efforts as a result of limited working capital availability.

     Franchise Fee Income for the period declined by 21% from the prior year, with $72,685 reported for the 1997 quarter compared to $92,133 for the same period in 1996. Franchise sales continue to receive intensive effort and management attention, although efforts are currently hampered by limited working capital.

     Other Revenue for the current period was $128,755 compared to $70,573 in 1996. This increase is primarily due to the reclassification of the Company's obligations with respect to certain sales and use taxes and lease payments.

     Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by $377,652, 28%, during the 1997 quarter in contrast to the same period in 1996. This decrease is related to the 19% decline in Coupon and Advertising Sales, as well as tight cost containment actions and efficient production operations.

     General and Administrative Expense decreased by 30% over the same period last year primarily as a result of cost containment and consolidation of administrative functions for all Company operations within the Springfield facility.

     Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchises, was 42% higher than the prior year, reflecting expanded franchise sales efforts and higher net costs associated with use of outside sales representatives.

     Interest Expense decreased $58,808 over the same period last year as a result of conversion of convertible debenture debt to equity during the latter portion of 1996.

     During the latter portion of 1995, the Company's subsidiary, Cal-Central, experienced a significant cash flow shortfall as a result of the temporary interruption of product distribution by two key distributors. This shortfall received reaction from UNICO management through the initiation of a restructuring plan to reduce Cal-Central administrative overhead and operating expenses and to implement more efficient and effective approaches to sales administration and product manufacturing. During the initial phases of restructuring, Cal-Central was unable to meet all product art and printing requirements. In addition, the interruption of distribution of Cal-Central products caused a delay in Cal-Central's ability to meet the distribution commitment of advertising sales contracts. During the three month period ended March 31, 1996, the Company completed art and printing functions and delivered advertising products related to approximately $460,000 in Cal-Central advertising contracts. The Company did not record sales or accounts receivable for these items due to the lateness in which such delivery was completed. Art and printing costs related to this work are reported as production expense for the 1996 period.

     Consolidated net income for the current quarterly period was $6,480 compared to a net loss of $301,226 for the prior year. This improvement is directly related to the restructuring of subordinated debt and reduced operating expenses at United Coupon.

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

Item 5.   Other Information

          On May 16, 1997, the Company received a notice of delisting from NASDAQ Stock Market, Inc. due to capital and surplus requirement deficiencies. The Company is aggressively pursuing plans it believes will successfully address these issues and is appealing this action.

          The Company adopted resolutions, effective March 31, 1997, to dissolve its wholly-owned subsidiary Cal-Central Marketing Corporation. Management believes that the dissolution of Cal-Central will result in the Company's recognition of $339,000 in extraordinary gain relating to previously recorded liabilities of Cal-Central not guaranteed or co-obligated by the Company. Management believes the dissolution of Cal-Central will be completed in the second quarter of 1997.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits:

              The following exhibits are filed with this Form 10QSB and are identified by the numbers indicated.

              2 Plan of Reorganization and Agreement of Merger among UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central Marketing Corporation(1)
              3.1  Certificate of Incorporation, as amended(2)
              3.2  Bylaws, as amended(2)
              3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock(3)
              3.4  Bylaws, as amended.(10)
              4.1 Form of Common Stock Purchase Warrant, dated September 11, 1988(4)
              4.2 Form of Class B Common Stock Purchase Warrant dated November 1, 1993(3)
              4.3 Form of Subordinated Debenture dated October 26, 1993, offered through Duncan Smith Co.(3)
              4.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock(3)
              4.5 Certificate of Designations, Preferences, and Rights of Series A Redeemable Preferred Stock(3)
              4.6 Certificate of Designations, Preferences, and Rights of Series B Redeemable Preferred Stock(3)
              4.7 Certificate of Designations, Preferences, and Rights of Series C Preferred Stock.(10)
             10.4 Form of Common Stock Purchase Warrant dated October 26, 1993 offered through Duncan-Smith Co.(3)
             10.3 Second Amendment to Lease Agreement Cal-Central Marketing Corporation(3)
             10.6  United Coupon Corporation Franchise Agreement.(2)

             10.7 Employment Agreement between United Coupon Corporation and and Gerard R. Bernier, as amended January 1, 1985.(5)
             10.9 Credit Agreement by and Between UNICO, Inc., and its subsidiaries and BancFirst.(2)
             10.10 Purchase Agreement with Concord Video.(2)
             10.11 Omnibus Equity Compensation Plan.(2)
             10.12 Convertible Debenture Loan Agreement by and between UNICO,
                   Inc. and its subsidiaries, United Coupon Corporation and AEC Acquisitions, Inc. and Renaissance Capital Partners, Ltd. Dated December 31, 1991.(2)
             10.13 Amended and Restated Loan Agreement by and between UNICO,
                   Inc. and its subsidiaries and BancFirst as amended
                   August 31, 1994.(5)
             10.17 Restructure Agreement Among UNICO, Inc., Cal-Central
                   Marketing Corporation, and The American Education Corporation, dated as of December 31, 1993.(3)
             10.18 United Coupon Corporation Lease Agreement.(5)
             10.19 Master Agreement and Schedules of Indebtedness 1 and 2
                   between CIT Group and UNited Coupon Corporation.(5)
             10.27 Subordinated Loan Agreement dated June 30, 1995, among
                   UNICO, Inc. and Cal-Central Marketing Corporation and the Harlon Morse Fentress Trust, Philip W. Stevenson, Jr., RHOJOAMI Partnership, Ltd., CITCAM Stock Co., Barbara T. Grinnan, and Goose Creek.(7)
             10.28 Form of Common Stock Purchase Warrant, dated June 30,
                   1995.(7)

             10.29 Subordinated Convertible Debt Loan Agreement dated October,
                   1995, and schedule of advances, among UNICO, Inc., United Coupon Corporation, and Cal-Central Marketing Corporation and Renaissance Capital Group, Inc. and Duncan-Smith Company.(7)
             10.30 Third Restated Loan Agreement dated March 4, 1998, among
                   UNICO, Inc., United Coupon Corporation, Cal-Central Marketing Corporation and BancFirst(7)
             10.31 Debt Exchange Agreement among UNICO, Inc., Renaissance
                   Capital Partners, Ltd. and Duncan-Smith Investment Co. dated July 1996.(8)
             10.32 Employment Agreement Between United Coupon Corporation and
                   Gerard R. Bernier dated April 1, 1996.(10)
             10.33 Modification and Extension to the Third Restated Loan
                   Agreement between Unico, Inc., United Coupon Corporation, Cal-Central Marketing Corporation, and BancFirst dated August 15, 1996.(10)
             10.34 Consolidated Renewal Promissory Note between UNICO, Inc.,
                   United Coupon Corporation and Cal-Central Marketing Corporation and BancFirst dated August 15, 1996.(10)
             10.35 Loan Conversion Agreement between Unico, Inc. and Kurt H.C.
                   Bottcher dated September 30, 1996.(10)
             27 Financial Data Schedule--Pursuant to EDGAR filing requirements for the period ended March 31, 1997, filed herewith this Form 10-QSB dated May 20, 1997.

             ----------------
             (1) Incorporated by reference to the Registrant's Form 8-K, October 27, 1993 (SEC File No. (0-15303).

             (2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ending December 31, 1992 (SEC File No. 0-15303).

             (3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ending December 31, 1993 (SEC File No. 0-15303).

             (4) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No.33-73 10-FW).

             (5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994, (SEC File No. 0-15303).

             (7) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1996 (SEC File No. 0-15303).

             (8) Incorporated by reference to the Registrant's Form 8-K dated July 30, 1996 (SEC File No. 000-15303).

             (9) Incorporated by reference to the Registrant's Form 8-K/A DATED DECEMBER 12, 1996 (SEC FILE No. 000-15303).

            (10) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1997 (SEC File No. 0-15303).

          B.  Reports on Form 8-K
               There were no reports on Form 8-K filed
          during the three month period ended March 31, 1997.

                            SIGNATURES



   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

                                   UNICO, INC.


May 20, 1997                  By:  /s/  Gerard R. Bernier
                                  ---------------------------
                                   Gerard R. Bernier
                                   Chief Executive Officer
                                   and President


May 20, 1997                  By:  /s/  Subhash Ghei
                                  ---------------------------
                                   Subhash Ghei
                                   Chief Financial Officer