Form 10KSB/A
period 1996-12-31
UNICO INC
filed 1997-06-24
CIK 797564

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

    2 Plan of Reorganization and Agreement of Merger among UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central Marketing Corporation(1)
    3.1   Certificate of Incorporation, as amended(2)
    3.2   Bylaws, as amended(2)
    3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock(3)
    3.4   Bylaws, as amended. (Corrected Version)
    4.1   Form of Common Stock Purchase Warrant, dated September 11, l986(4)
    4.2   Form of Class B Common Stock Purchase Warrant dated November 1,
          1993(3)
    4.3 Form of Subordinated Debenture dated October 26, 1993, offered through Duncan Smith Co.(3)
    4.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock(3)
    4.5 Certificate of Designations, Preferences, and Rights of Series A Redeemable Preferred Stock(3)
    4.6 Certificate of Designations, Preferences, and Rights of Series B Redeemable Preferred Stock(3)
    4.7 Certificate of Designations, Preferences, and Rights of Series C Preferred Stock.
   10.1 Employment Agreement between Cal-Central Marketing Corporation and Jack Brown. (1)
   10.2 Employment Agreement between Cal-Central Marketing Corporation and Gerald Bomstad, Jr. (1)
   10.3 Lease of executive offices at 1101-B Sovereign Row, Oklahoma City, OK 73108. (3)
   10.4 Form of Common Stock Purchase Warrant dated October 26, 1993 offered through Duncan-Smith Co. (3)
   10.3   Second Amendment to Lease Agreement Cal-Central Marketing
          Corporation(3)
   10.6   United Coupon Corporation Franchise Agreement. (2)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNICO, Inc.

June 16, 1997                     By: /s/ Gerard R. Bernier
                                     -----------------------------------------
                                     Gerard R. Bernier
                                     Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                      TITLE                  DATE
------------------------------     -----------------------     ---------


 /s/ Gerard R. Bernier
------------------------------     Chief Executive officer     June 16, 1997
Gerard R. Bernier                  Chairman of the Board


 /s/ Subhash Ghei
------------------------------     Chief Financial officer     June 16, 1997
Subhash Ghei


 /s/ Gerald Bomstad, Jr.
------------------------------     Director                    June 16, 1997
Gerald Bomstad, Jr.


 /s/ Leon Zajdel
------------------------------     Director                    June 16, 1997
Leon Zajdel

 /s/ Steven Kronzek
------------------------------     Director                    June 16, 1997
Steven Kronzek