Form 10QSB
period 1997-06-30
UNICO INC
filed 1997-08-14
CIK 797564

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997
Commission File # 0-15303

UNICO, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware
(State or other jurisdiction of incorporation or organization)

73-1215433
(IRS Employer Identification Number)

8380 Alban Road, Springfield, VA  22150
(Address of principal executive offices)  (Zip Code)

(703) 644-0200
(Registrant's telephone number, including area code)

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

Class:  Common Stock, $.01 Par Value

Number of shares outstanding as of August 8, 1997
8,476,309

UNICO, Inc.


INDEX

Page No.

PART 1 - FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets
June 30, 1997 and December 31, 1996                         3 & 4

Consolidated Statements of Operations
For the Quarter Ended June 30, 1997
and the Quarter Ended June 30, 1996                           5

For the Six Months Ended June 30, 1997
And the Six Months Ended June 30, 1996                        6

Consolidated Statements of Cash Flow
For the Six Months Ended June 30, 1997
and the Six Months Ended June 30, 1996                        7

Notes to Interim Consolidated Financial Statements            8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  10

PART 11 - OTHER INFORMATION                                  14

SIGNATURE PAGE                                               19

PART 1.  FINANCIAL INFORMATION

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                         1 of 2

ASSETS                                 June 30,                December 31,
                                         1997                      1996
                                      ----------               ------------
CURRENT:

Cash and Cash Equivalents             $  209,069                $  233,971
Accounts Receivable:
 Trade (net of allowance for
 uncollectible accounts of
 $121,311 and $355,000)                  414,395                   357,774
Inventory                                146,474                   140,015
Notes Receivable                         109,479                         -
Territory Buy Back Allowance             497,500                         -
Other Current Assets                      34,031                         -
Prepaid Expenses                          53,041                    22,636
                                      ----------                ----------
	Total current assets                  1,463,989                   754,396

PROPERTY:

Furniture, fixtures and equipment      4,087,441                 4,006,961
Leasehold improvements                   109,995                   109,045
 Less accumulated depreciation        (1,973,448)               (1,759,425)
                                      -----------              ------------
 Property, net                         2,223,988                 2,356,581

GOODWILL                                 228,670                   232,407

DEPOSITS AND OTHER                        64,739                    75,830
                                      ----------                ----------
TOTAL                                 $3,981,386                $3,419,214
                                      ==========                ==========


The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                         2 of 2

                                       June 30,                December 31,
LIABILITIES & STOCKHOLDERS' EQUITY       1997                      1996
----------------------------------     --------                ------------

CURRENT LIABILITIES:
Accounts payable                      $1,068,597                $1,278,604
Accrued liabilities                      512,363                   428,092
Territory buy back payable               464,958                         -
Notes payable, current portion           211,234                   749,261
Deferred revenue                               -                   124,788
                                      ----------                ----------
 Total current liabilities             2,257,152                 2,580,745

LONG TERM LIABILITIES:
Notes Payable                          1,696,223                 1,110,275
Deferred Rent                            229,280                   229,280
                                      ----------                ----------
 Total long term liabilities           1,925,503                 1,339,555
                                      ----------                ----------
 Total liabilities                     4,182,655                 3,920,300

COMMITMENTS AND CONTINGENCIES(Note 2)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
5,000,000 shares authorized;
designated as:
 Redeemable Preferred;
 280 shares issued and outstanding             3                         3
 Series A Convertible Preferred                -                         -
 Series B Preferred                            -                         -
Series C Preferred stock, $.01 par
 value; voting on the basis of 4
 votes to 1 vote for the common
 stock, preferred in liquidation at
 $1 per share over common shareholders,
 convertible into common stock on the
 basis of 4 common shares for each
 preferred share, with automatic
 conversion on August 1, 1998;
 authorized, 2,000,000 shares, issued
 and outstanding, 1,712,739 shares        17,127                    17,127
Common stock - $.01 par value;
20,000,000 shares authorized;
 8,476,309 shares issued and
 outstanding                              84,763                    84,763
Additional paid-in capital             6,724,589                 6,724,589
Deferred Compensation                    (18,230)                  (18,230)
Accumulated deficit                   (7,009,521)               (7,309,338)
                                      -----------               -----------
 Total deficiency in stockholders'
 equity                                 (201,269)                 (501,086)
                                      -----------               -----------
TOTAL LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY                  $3,981,386                $3,419,214

The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996


                                         1997                       1996
                                      -----------               ------------
REVENUES:

Coupon and advertising sales,
 net of discounts and allowances      $1,585,896                 $1,638,817
Franchise fees                             5,433                     28,290
Other                                     97,191                     65,302
                                      ----------                 ----------
TOTAL REVENUES                         1,688,520                  1,732,409

EXPENSES:

Production                             1,161,525                  1,068,732
General and administrative               581,372                    554,419
Franchise development                     14,806                     88,395
Interest expense - affiliate              19,331                     15,000
Interest expense - other                  38,534                     79,826
                                      ----------                 ----------
TOTAL EXPENSES                         1,815,568                  1,806,372
                                      -----------                -----------
NET INCOME (LOSS) BEFORE INCOME TAXES   (127,048)                   (73,963)
DEFERRED INCOME TAX EXPENSE                9,000                      9,000
                                      -----------                -----------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                      (136,048)                   (82,963)

EXTRAORDINARY GAIN FROM BUSINESS
DISSOLUTION                              429,385                          -
                                     -----------                 -----------
NET INCOME (LOSS)                    $   293,337                 $  (82,963)
                                     ===========                 ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    8,476,309                  7,981,007
                                     -----------                 -----------
NET INCOME (LOSS) PER COMMON SHARE          .035                 $    (.010)
                                     ===========                 ===========


The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                         1997                       1996
                                     ------------               ------------
REVENUES:

Coupon and advertising sales,
 net of discounts and allowances     $ 3,033,187                $ 3,377,141
Franchise fees                            78,118                    120,423
Other                                    225,946                    180,245
                                     -----------                -----------
TOTAL REVENUES                         3,337,251                  3,677,809

EXPENSES:

Production                             2,151,072                  2,435,931
General and administrative             1,054,946                  1,233,938
Franchise development                    141,505                    177,397
Interest expense - affiliate              46,422                     58,563
Interest expense - other                  54,874                    138,502
                                     -----------                -----------
TOTAL EXPENSES                         3,448,819                  4,044,331
                                     ------------               ------------
NET (LOSS) BEFORE INCOME TAXES          (111,568)                  (366,522)
DEFERRED INCOME TAX EXPENSE               18,000                     17,667

NET (LOSS) BEFORE EXTRAORDINARY ITEM    (129,568)                  (384,189)

EXTRAORDINARY GAIN FROM BUSINESS
DISOLUTION                               429,385                          -
                                      -----------               ------------
NET INCOME (LOSS)                     $  299,817                  $(384,189)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     8,476,309                  7,932,051
                                      ----------                ------------
NET INCOME (LOSS) PER COMMON SHARE    $     .035                $     (.048)

The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                         1997                       1996
                                    -------------               ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                     $  299,817                 $ (384,189)
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization           210,286                    252,699
 Provision for bad debts                  60,938                    105,178
 Deferred income taxes                    18,000                     17,667

Changes in operating assets and
liabilities:
 Accounts and notes receivable          (166,100)                   221,446
 Prepaid expenses and inventory          (36,864)                   101,631
 Deposits and other                      (14,067)                   (73,895)
 Accounts payable and accrued
  liabilities                            (125,737)                   199,888
 Deferred revenue                        (124,788)                  (110,921)
Net Cash Provided by (Used in)         -----------                -----------
 Operating Activities                     121,485                    329,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Territory Buy Back Allowance Credits
 Granted                                  (32,542)                         0
Purchase of property                      (81,077)                  (139,203)
Net Cash Provided by (Used in)         -----------                -----------
 Investing Activities                    (113,619)                  (139,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                        0                     25,000
Proceeds from notes payable                31,894                          0
Payment of notes payable                  (64,662)                  (332,025)
Payment of funding costs                        0                          0
Net Cash Provided (Used In)            -----------                -----------
 Financing Activities                     (32,768)                  (307,025)
                                       -----------                -----------
CHANGE IN CASH AND CASH EQUIVALENTS:      (24,902)                  (116,724)
Cash and Cash Equivalents -
 Beginning of Period                      233,971                    300,821
Cash and Cash Equivalents -            -----------                -----------
 End of Period                         $  209,069                 $  184,097

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for income taxes            $        0                 $        0
 Cash paid for interest                $   31,088                 $   62,023

The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 1997 and 1996

1. BASIS OF PRESENTATION
   ---------------------

The interim consolidated financial statements at June 30, 1997 and for the three month and six month, periods ended June 30, 1997 and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The
December 31, 1996 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended
December 31, 1996. The accompanying unaudited interim financial statements for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results, which can be expected for the entire year.

2. COMMITMENTS & CONTINGENCIES
   ---------------------------

Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central. A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, written settlement was reached with Florida authorities whereby the Company agreed to a payoff of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. The agreed to amount is recorded as a liability at December 31, 1996 and June 30, 1997.

The Company is exposed to various other legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On June 20, 1997, the Company's wholly-owned subsidiary, Cal-
Central Marketing Corporation, was dissolved resulting in the recording of an extraordinary gain of $429,385, the net effect of asset and liability amounts written off.

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

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $9,000 and $18,000, reflected in the Statements of Operations for the quarter and six month periods ended June 30, 1997, represents state income taxes payable by United Coupon on operating profits that are not impacted by available net operating loss carryforwards.

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

During the quarter ended March 31, 1996, the Company further evaluated the collectibility of remaining accounts receivable of Cal-Central, including receivables related to advertising commitments completed during the period. As a result of this review, the Company recorded additional bad debt expense of $60,000 related to Cal-Central accounts receivable. During the fourth quarter of 1996, management abandoned plans for resurrecting the Cal-Central operation and all remaining accounts receivable and goodwill related to the purchase of Cal-Central were written off.

On June 20, 1997, the Company's wholly-owned subsidiary,
Cal-Central Marketing Corporation, was dissolved, resulting in the recording of an extraordinary gain of $429,385, the net effect of asset and liability amounts written off.

5. CORPORATE RESTRUCTURING
   -----------------------

On March 4, 1996, the Company entered into a Third Restated and Amended Loan Agreement with BancFirst, which provided for the renewal of the Company's existing term and revolving credit facilities until January 31, 1997.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

The Company's working capital was a deficit $793,163 at June
30, 1997, a 57% improvement from December 31, 1996. This change reflects: a decrease in Cash and Equivalents of $24,902 resulting primarily from use of operating cash flow to reduce current liabilities; a net increase of $166,100 in trade Accounts and Notes Receivable, related to continuing operations; an increase of $6,459 in paper and work in process Inventory; an increase of $30,405 in Prepaid Expenses related to annual insurance renewals and similar contracts; and an increase of $497,500 in Territory Buy Back Allowances. These changes were impacted by a decrease of $210,007 in Accounts Payable; a $32,542 reduction of amounts owed on Territory Buy Back Allowances; and an $84,271 increase in Accrued Liabilities related to accrual of seasonal operating costs at United Coupon, as well as deferral of interest expense and other debt service costs. Working capital was also aided by a $538,027 reduction in current portion of Notes Payable and a $124,788 reduction in deferred revenues during the period.

During the first quarter of 1997, United Coupon Corporation purchased the rights to acquire and resell non-developed territories previously granted to various franchisees of United Coupon. This purchase was recorded as an addition of $497,500 to Territory Buy Back Allowances, reflected as an investment, offset by a liability of an equal amount. The purchase price is paid to franchisees in the form of production expense credits of $500 per 10,000 homes mailed, granted at the time that Franchisees complete on-going cooperative advertising mailings. Such credits are recorded as period expenses when incurred. Period credits of $32,542 were granted during the second quarter of 1997.

Long-term liabilities increased by $585,948 during the period as a result of deferral of interest payments on subordinated debt and extension of notes payable obligations beyond twelve months.

During the latter half of 1995, the Company's subsidiary Cal-Central developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central, which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions. In addition, management arranged a deferral of interest payments on subordinated debt obligations and arranged convertible debt financing with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. Management abandoned its restructuring plan for Cal-Central during the fourth quarter of 1996 and wrote off remaining accounts receivable and goodwill associated with this operation. On June 20, 1997, the Company's wholly owned subsidiary, Cal-Central Marketing Corporation, was dissolved, resulting in an extraordinary gain of $429,385.

On May 16, 1997, the Company received a notice of delisting from NASDAQ Stock Market, Inc. due to capital and surplus requirement deficiencies. Company management aggressively pursued actions to maintain the NASDAQ listing. The NASD Panel reviewing the Company's Plan to remedy its maintenance requirement deficiencies found that the Plan did not present a plan of compliance which could be completed within a reasonable period of time and assure long term compliance with the maintenance requirements. Accordingly, the Company's Common Stock was delisted from the NASDAQ Stock Market, effective July 11, 1997. The Company has appealed the NASD Determination and is developing additional plans to regain this listing for the Company's Common Stock, should the Company's appeal not succeed. No assurances of success from these actions can be determined at this time.

Results of Operations - Quarter Ended June 30, 1997
As Compared to the Quarter Ended June 30, 1996
---------------------------------------------------

Gross Revenue for the quarter ended June 30, 1997 decreased marginally from the same period in 1996, from $1,732,409 to $1,688,520. Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent
94% of total revenue for 1997, decreased by 3% from the corresponding period in 1996. This decrease reflects the elimination of Cal-Central sales and limitations placed on sales efforts as a result of limited working capital availability.

Franchise Fee Income for the period declined by 81% from the prior year, with $5,433 reported for the 1997-quarter compared to $28,290 for the same period in 1996. Franchise sales are receiving intensive effort and management attention, although efforts are currently hampered by limited working capital.

Other Revenue for the current period was $97,191 compared to $65,302 in 1996. This increase is related to higher miscellaneous service fees and interest income.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, increased by $92,793, 9%, during the 1997 quarter in contrast to the same period in 1996. This increase is related to higher prevailing operating costs and actions to improve quality and customer service.

General and Administrative Expense increased by 5% over the same period last year primarily as a result of costs associated with Company restructuring.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United
Coupon franchises, was 83% less than the prior year, reflecting lower sales and reduction of advertising costs.

Interest Expense decreased $36,961 over the same period last year as a result of conversion of convertible debenture debt to equity during the latter portion of 1996.

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

Consolidated Net Income for the current quarterly period was $293,337 compared to a net loss of $82,963 for the prior year. This improvement is directly related to the restructuring of subordinated debt, reduced operating expenses at United Coupon, and recognition of an extraordinary gain of $429,385 related to the dissolution of Cal-Central Marketing Corporation.

Results of Operations - Six Months Ended June 30, 1997
As Compared to the Six Months Ended June 30, 1996
-------------------------------------------------------

Gross Revenue for the six months ended June 30, 1997 declined by 9% from the same period in 1996, from $3,677,809 to $3,337,251.
Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 90% of total revenue for 1997, decreased by 10% from the corresponding period in 1996. This decrease reflects the elimination of Cal-Central sales and limitations placed on sales efforts as a result of limited working capital availability.

Franchise Fee Income for the period declined by 35% from the prior year, with $78,118 reported for the 1997 period compared to $120,423 for the same period in 1996. Franchise sales continue to receive management attention, although efforts are currently hampered by limited working capital.

Other Revenue for the current period was $225,946 compared to $180,245 in 1996. This increase is related to higher miscellaneous service fees and interest income.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, declined by $284,859, 12%, during the 1997 period in contrast to the same period in 1996. This decline is related to the lower sales levels and cost containment activities early in the year, partially offset by higher prevailing operating costs and actions to improve quality and customer service.

General and Administrative Expense declined by 15% over the same period last year, primarily as a result of efficiencies associated with Company restructuring, partially offset by the costs of the restructuring.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchises, was 20% less than the prior year, reflecting lower sales and reduction of advertising costs.

Interest Expense decreased $95,769 over the same period last year as a result of conversion of convertible debenture debt to equity during the latter portion of 1996.

During the latter portion of 1995, the Company's subsidiary, Cal-Central, experienced a significant cash flow shortfall as a result of the temporary interruption of product distribution by two key distributors. This shortfall received reaction from UNICO management through the initiation of a restructuring plan to reduce Cal-Central administrative overhead and operating expenses and to implement more efficient and effective approaches to sales administration and product manufacturing. During the initial phases of restructuring, Cal-Central was unable to meet all product art and printing requirements. In addition, the interruption of distribution for Cal-Central products caused a delay in Cal-Central's ability to meet the distribution commitment of advertising sales contracts. In early 1996, the Company completed art and printing functions and delivered advertising products related to approximately $460,000 in Cal-Central advertising contracts. The Company did not record sales or accounts receivable for these items due to the lateness in which such delivery was completed.
Art and printing costs related to this work are reported as production expense for the 1996 period.

Consolidated Net Income for the six months ended June 30, 1997 was $299,817 compared to a net loss of $384,189 for the prior year. This improvement is directly related to the restructuring of subordinated debt, reduced operating expenses at United Coupon, and recognition of an extraordinary gain of $429,385 related to the dissolution of Cal-Central Marketing Corporation.


PART II - OTHER INFORMATION
          -----------------

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

Item 5.  Other Information
         -----------------

On June 5, 1997, Steve Kronzek was elected to serve as a member of the Board of Directors of the Company.


On June 25, 1997, the Company executed a letter of intent (the "Letter of Intent") with a prospective third party investor (the "Investor"). The Investor has more than 30 years experience in the printing industry and has operating facilities nationwide. The Company will benefit not only from the infusion of working capital from the Investor, but also from the Investor's sharing of its industry experience through participation on the Company's Board of Directors. Pursuant to the Letter of Intent, the Investor will, subject to the satisfaction of certain conditions precedent, purchase 100% of a newly created Series A Convertible Preferred
Stock for $500,000. The holder of the Series A Convertible Preferred Stock: i) may convert their stock into a 19.5% interest of the Company's Common Stock; ii) will have a liquidating preference equal to the amount of their $500,000 investment; iii) may elect a majority of the Company's Board of Directors; and iv) vote the equivalent of 19.5% of the Company's Common Stock in all Shareholder voting matters other than the election of the Board.

The Investor will also, subject to the satisfaction of certain other conditions precedent, invest an additional $793,650 into the Company in exchange for 31% of the Company's Common Stock (on a fully diluted basis). Contemporaneous with the Investor's purchase of 31% of the Company's Common Stock, the Investor's 19.5% interest acquired in the initial phase of the transaction, will automatically be converted to Common Stock. This second phase of the transaction would occur six months after the consummation of the first.

The transactions contemplated by the Letter of Intent are subject to: i) the approval of the transactions by the Company's Shareholders; ii) the Shareholders' approval of a reverse stock split to accommodate the transactions; iii) the satisfactory completion of a due diligence search by the Investor; and iv) the satisfaction of certain other conditions precedent, including the conversion of all of the Company's Series C Convertible Preferred Stock and all remaining subordinated debentures and promissory note holders to an additional new class of Series D Convertible Preferred
Stock by the proposed closing date, October 1, 1997. The
Series D Convertible Preferred Stock will have a liquidating preference subordinate to that of the Investor's Series A Convertible Preferred Stock and will automatically convert to Common Stock upon either the consummation of the second phase of the Investor's transaction described above or the Series D Shareholder's divestiture of a Common Stock equivalent of his or her holdings.


To date, 100% of the Series C Convertible Preferred
Shareholders and approximately 37% of the subordinated promissory note holders have already agreed to convert their interests to the new class of Series D Convertible
Preferred Stock upon the closing of the initial investment. Management, with the assistance of the investment advisors to the subordinated debenture and promissory note holders, has commenced efforts to obtain the agreement of the remaining subordinated debt holders to convert. The conversion of the subordinated debentures and subordinated promissory notes would result in the elimination of approximately $1,218,467 of principal and interest, and in turn, would significantly increase the Company's equity and improve its ability to service remaining debt obligations.

The initial investment of $500,000, together with the contemporaneous conversion of subordinated debt to equity, will provide working capital, which has previously severely limited the Company's ability to grow.

Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

A. Exhibits
-----------

The following exhibits are filed with this Form 10-QSB and are identified by the numbers indicated.


2     Plan of Reorganization and Agreement of Merger among
UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central Marketing
Corporation (1)

3.1   Certificate of Incorporation, as amended (2)

3.2   By-laws, as amended (2)

3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of common stock (3)

3.4   By-laws, as amended (10)

4.1   Form of Common Stock Purchase Warrant, dated
September 11, 1988 (4)

4.2   Form of Class B Common Stock Purchase Warrant,
November 1, 1993 (3)

4.3   Form of Subordinated Debenture dated October 26,
1993, offered through Duncan-Smith Company (3)

4.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (3)

4.5 Certificate of Designations, Preferences, and Rights of Series A Redeemable Preferred Stock (3)

4.6 Certificate of Designations, Preferences, and Rights of Series B Redeemable Preferred Stock (3)

4.7 Certificate of Designations, Preferences, and Rights of Series C Preferred Stock (10)

10.4  Form of Common Stock Purchase Warrant dated October 26,
1993 offered through Duncan-Smith Company (3)

10.5  Second amendment to Lease Agreement Cal-Central Marketing
Corp. (3)

10.6  United Coupon Corporation Franchise Agreement (2)

10.7 Employment Agreement between United Coupon Corporation and Gerard R. Bernier, as amended January 1, 1995 (5)

10.9 Credit Agreement by and between UNICO, Inc. and its Subsidiaries and BancFirst (2)

10.10 Purchase Agreement with Concord Video (2)

10.11 Omnibus Equity Compensation Plan (2)

10.12 Convertible Debenture Loan Agreement by and between
UNICO, Inc. and its subsidiaries, United Coupon Corporation and AEC Acquisitions, Inc. and Renaissance Capital Partners,
Ltd. Dated December 31, 1991 (2)

10.13 Amended and Restated Loan Agreement by and between
UNICO, Inc. and its Subsidiaries and BancFirst, as amended
August 31, 1994 (5)

10.17 Restructure Agreement among UNICO, Inc., Cal-Central
Marketing Corporation and The American Education Corporation, dated as of December 31, 1993 (3)

10.18 United Coupon Corporation Lease Agreement (5)

10.19 Master Agreement and Schedules of Indebtedness 1 and
2 between CIT Group and United Coupon Corporation (5)

10.27 Subordinated Loan Agreement dated June 30, 1995, among UNICO, Inc. and Cal-Central Marketing Corporation and the Harlon Morse Fentriss Trust, Philip W. Stephenson, Jr.,
RHOJOAMT Partnership, Ltd., CITCAM Stock Co., Barbara T.
Grinnan, and Goose Creek (7)

10.28 Form of Common Stock Purchase Warrant, dated June 30,
1995 (7)

10.29 Subordinated Convertible Debt Loan Agreement, dated
October 1995, and schedule of advances, among UNICO, Inc., United Coupon Corporation, and Cal-Central Marketing
Corporation and Renaissance Capital Group, Inc. and Duncan-
Smith Company (7)

10.30 Third Restated Loan Agreement dated March 4, 1996, among UNICO, Inc., United Coupon Corporation, Cal-Central
Marketing Corporation and BancFirst (7)

10.31 Debt Exchange Agreement among UNICO, Inc., Renaissance
Capital Partners, Ltd. And Duncan-Smith Investment Co. dated
July 1996 (8)

10.32 Employment Agreement Between United Coupon Corporation
Gerard R. Bernier, dated April 1, 1996 (10)

10.33 Modification and Extension to the Third Restated Loan
Agreement between UNICO, Inc., United Coupon Corporation,
Cal-Central Marketing Corporation, and BancFirst, dated
August 15, 1996 (10)

10.34 Consolidated Renewal Promissory Note between UNICO,
Inc., United Coupon Corporation and BancFirst, dated August
15, 1996 (10)

10.35 Loan Conversion Agreement between UNICO, Inc. and Kurt
H.C. Bottcher, dated September 30, 1996 (10)

27    Financial Data Schedule-Pursuant to EDGAR filing
requirements for the period ended June 30, 1997, filed herewith this Form 10-QSB dated August 13, 1997.

*********************

(1) Incorporated by reference to the Registrant's Form 8-K, dated October 27, 1993 (SEC File No. 0-15303).
(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 (SEC file no. 0-15303).
(3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (SEC file no. 0-15303).
(4) Incorporated by reference to the Registrant's Form S-18 Registration Statement (SEC file no. 33-73 10-FW).
(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (SEC file no. 0-15303).
(7) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 (SEC file no. 0-15303).
(8) Incorporated by reference to the Registrant's Form 8-K, dated July 30, 1996 (SEC file no. 000-15303).
(9) Incorporated by reference to the Registrant's Form 8-K/A dated December 12, 1996 (SEC file no. 000-15303).
(10) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (SEC file no. 0-15303).

B.  Reports on Form 8-K

There were no reports on Form 8-K filed during the three-month period ended June 30, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

UNICO, INC.

August 13, 1997

By:  /s/Gerard R. Bernier
     --------------------
     Chief Executive Officer
     and President


August 13, 1997

By:  /s/Subhash Ghei
     --------------------
     Chief Financial Officer