Form 10QSB
period 1997-09-30
UNICO INC
filed 1997-11-14
CIK 797564

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997
Commission File # 0-15303

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

Class:  Common Stock, $.01 Par Value

Number of shares outstanding as of November 8, 1997
8,476,309

UNICO, Inc.


INDEX

Page No.

PART 1 - FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets
September 30, 1997 and December 31, 1996                    3 & 4

Consolidated Statements of Operations
For the Quarter Ended September 30, 1997
and the Quarter Ended September 30, 1996                      5

For the Nine Months Ended September 30, 1997
And the Nine Months Ended September 30, 1996                  6

Consolidated Statements of Cash Flow
For the Nine Months Ended September 30, 1997
and the Nine Months Ended September 30, 1996                  7

Notes to Interim Consolidated Financial Statements            8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  10

PART 11 - OTHER INFORMATION                                  14

SIGNATURE PAGE                                               19

PART 1.  FINANCIAL INFORMATION

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                         1 of 2

ASSETS                               September 30,             December 31,
                                         1997                      1996
                                     -------------             ------------
CURRENT:

Cash and Cash Equivalents             $  123,263                $  233,971
Accounts Receivable:
 Trade (net of allowance for
 uncollectible accounts of
 $121,311 and $355,000)                  352,795                   357,774
Inventory                                137,175                   140,015
Notes Receivable                         123,117                         -
Territory Buy Back Allowance             497,500                         -
Other Current Assets                      30,682                         -
Prepaid Expenses                           6,856                    22,636
                                      ----------                ----------
	Total current assets             1,271,388                   754,396

PROPERTY:

Furniture, fixtures and equipment      4,168,468                 4,006,961
Leasehold improvements                   109,995                   109,045
 Less accumulated depreciation        (2,128,646)               (1,759,425)
                                      -----------              ------------
 Property, net                         2,149,817                 2,356,581

GOODWILL                                 226,801                   232,407

DEPOSITS AND OTHER                        54,151                    75,830
                                      ----------                ----------
TOTAL                                 $3,702,157                $3,419,214
                                      ==========                ==========


The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                         2 of 2

                                     September 30,             December 31,
LIABILITIES & STOCKHOLDERS' EQUITY        1997                      1996
----------------------------------   -------------             ------------

CURRENT LIABILITIES:
Accounts payable                      $1,190,176                $1,278,604
Accrued liabilities                      528,687                   428,092
Territory buy back payable               438,250                         -
Notes payable, current portion           175,197                   749,261
Deferred revenue                               -                   124,788
                                      ----------                ----------
 Total current liabilities             2,332,310                 2,580,745

LONG TERM LIABILITIES:
Notes Payable                          1,668,450                 1,110,275
Deferred Rent                            229,280                   229,280
                                      ----------                ----------
 Total long term liabilities           1,897,730                 1,339,555
                                      ----------                ----------
 Total liabilities                     4,230,040                 3,920,300

COMMITMENTS AND CONTINGENCIES(Note 2)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
5,000,000 shares authorized;
designated as:
 Redeemable Preferred;
 280 shares issued and outstanding             3                         3
 Series A Convertible Preferred                -                         -
 Series B Preferred                            -                         -
Series C Preferred stock, $.01 par
 value; voting on the basis of 4
 votes to 1 vote for the common
 stock, preferred in liquidation at
 $1 per share over common shareholders,
 convertible into common stock on the
 basis of 4 common shares for each
 preferred share, with automatic
 conversion on August 1, 1998;
 authorized, 2,000,000 shares, issued
 and outstanding, 1,712,739 shares        17,127                    17,127
Common stock - $.01 par value;
20,000,000 shares authorized;
 8,476,309 shares issued and
 outstanding                              84,763                    84,763
Additional paid-in capital             6,724,589                 6,724,589
Deferred Compensation                    (18,230)                  (18,230)
Accumulated deficit                   (7,336,135)               (7,309,338)
                                      -----------               -----------
 Total deficiency in stockholders'
 equity                                 (527,883)                 (501,086)
                                      -----------               -----------
TOTAL LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY                  $3,702,157                $3,419,214

The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


                                         1997                       1996
                                      -----------               ------------
REVENUES:

Coupon and advertising sales,
 net of discounts and allowances      $1,185,345                 $1,263,685
Franchise fees                             4,847                     72,680
Other                                    118,768                    373,958
                                      ----------                 ----------
TOTAL REVENUES                         1,308,960                  1,710,323

EXPENSES:

Production                             1,258,648                  1,312,260
General and administrative               354,679                    232,941
Franchise development                     24,082                     58,218
Interest expense - affiliate              22,800                     14,264
Interest expense - other                  30,366                     57,158
                                      ----------                 ----------
TOTAL EXPENSES                         1,690,575                  1,674,841
                                      -----------                -----------
NET INCOME (LOSS) BEFORE INCOME TAXES   (381,615)                    35,482
DEFERRED INCOME TAX EXPENSE                9,000                      9,000
                                      -----------                -----------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                      (390,615)                    26,482

EXTRAORDINARY GAIN FROM BUSINESS
DISSOLUTION                               64,001                          -
                                     -----------                 -----------
NET INCOME (LOSS)                    $  (326,614)                 $  26,482
                                     ===========                 ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    8,476,309                  7,886,608
                                     -----------                 -----------
NET INCOME (LOSS) PER COMMON SHARE         (.039)                 $     .003
                                     ===========                 ===========


The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                         1997                       1996
                                     ------------               ------------
REVENUES:

Coupon and advertising sales,
 net of discounts and allowances     $ 4,218,532                $ 4,640,826
Franchise fees                            82,965                    193,103
Other                                    344,714                    554,203
                                     -----------                -----------
TOTAL REVENUES                         4,646,211                  5,388,132

EXPENSES:

Production                             3,309,720                  3,748,191
General and administrative             1,509,625                  1,466,879
Franchise development                    165,587                    235,615
Interest expense - affiliate              69,222                     72,827
Interest expense - other                  85,240                    195,660
                                     -----------                -----------
TOTAL EXPENSES                         5,139,394                  5,719,172
                                     ------------               ------------
NET (LOSS) BEFORE INCOME TAXES          (493,182)                  (331,040)
DEFERRED INCOME TAX EXPENSE               27,000                     26,667

NET (LOSS) BEFORE EXTRAORDINARY ITEM    (520,182)                  (357,707)

EXTRAORDINARY GAIN FROM BUSINESS
DISOLUTION                               493,386                          -
                                      -----------               ------------
NET INCOME (LOSS)                     $  (26,797)                 $(357,707)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     8,476,309                  7,884,274
                                      -----------               ------------
NET INCOME (LOSS) PER COMMON SHARE    $    (.003)                $     (.045)

The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                         1997                       1996
                                    -------------               ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                     $  (26,797)                $ (357,707)
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization           344,124                    370,828
 Provision for bad debts                  83,114                     72,285
 Deferred income taxes                    27,000
 Gain on exchange of stock                                          (45,250)
Changes in operating assets and
liabilities:
 Accounts and notes receivable          (118,138)                   366,969
 Prepaid expenses and inventory           (6,856)                    39,692
 Deposits and other                      (30,682)                    49,415
 Accounts payable and accrued
  liabilities                            147,838                    274,272
 Deferred revenue                       (124,788)                  (110,921)
Net Cash Provided by (Used in)        -----------                -----------
 Operating Activities                    294,815                    659,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Territory Buy Back Allowance Credits
 Granted                                 (59,250)                         0
Purchase of property                    (118,271)                  (160,372)
Net Cash Provided by (Used in)         ----------                -----------
 Investing Activities                   (177,521)                  (160,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                       0                     25,000
Proceeds from notes payable               31,894                     50,000
Payment of notes payable                (259,897)                  (708,319)
Net Cash Provided (Used In)            ----------                -----------
 Financing Activities                   (228,003)                  (633,319)
                                       ----------                -----------
CHANGE IN CASH AND CASH EQUIVALENTS:    (110,709)                  (134,108)
Cash and Cash Equivalents -
 Beginning of Period                     233,971                    300,821
Cash and Cash Equivalents -            ----------                -----------
 End of Period                         $ 123,263                 $  166,713
                                       ==========                ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for income taxes            $       0                 $    5,000
 Cash paid for interest                $  85,240                 $  268,487

The accompanying notes are an integral part of the consolidated financial statements.

UNICO, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1997 and 1996

1. BASIS OF PRESENTATION
   ---------------------

The interim consolidated financial statements at September 30, 1997 and for the three month and nine month, periods ended September 30, 1997 and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The
December 31, 1996 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended
December 31, 1996. The accompanying unaudited interim financial statements for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results, which can be expected for the entire year.

2. COMMITMENTS & CONTINGENCIES
   ---------------------------

Prior to 1995, the Florida Department of Revenue issued a Notice of Intent to levy additional sales taxes with penalty and interest charges totaling approximately $480,000 against the Company's subsidiary, Cal-Central Marketing Corporation.
A liability for a portion of this matter was recorded by Cal-Central and was included in other long-term liabilities in the financial statements at December 31, 1994. Subsequent to December 31, 1995, written settlement was reached with Florida authorities whereby the Company agreed to a payoff of $35,000, payable at $5,000 per quarter, over seven quarters beginning in June, 1996. The agreed to amount is recorded as a liability at December 31, 1996 and September 30, 1997.

The Company is exposed to various other legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On June 20, 1997, the Company's wholly-owned subsidiary, Cal-Central Marketing Corporation, was dissolved resulting in the recording of an extraordinary gain of $429,385, the net effect of asset and liability amounts written off. Final accounting for this transaction increased the gain to $493,386 at September 30, 1997.

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

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $9,000 and $27,000, reflected in the Statements of Operations for the quarter and nine month periods ended September 30, 1997, represents state income taxes payable by United Coupon on operating profits that are not impacted by available net operating loss carryforwards.

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

On June 20, 1997, the Company's wholly-owned subsidiary, Cal-Central Marketing Corporation, was dissolved, resulting in the recording of an extraordinary gain of $429,385, the net effect of asset and liability amounts written off. Final accounting for this transaction increased the gain to $493,386 at September 30, 1997.

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

The Company's working capital was a deficit $1,060,922 at September 30, 1997, a 42% improvement from December 31, 1996. This change reflects: a decrease in Cash and Equivalents of $110,708 resulting primarily from use of operating cash flow to reduce current liabilities; a net increase of $118,138 in trade Accounts and Notes Receivable, related to continuing operations; a decrease of $2,840 in paper and work in process Inventory; a decrease of $15,780 in Prepaid Expenses related to utilization of annual insurance renewals and similar contracts; and an increase of $497,500 in Territory Buy Back Allowances. These changes were impacted by a decrease of $88,428 in Accounts Payable and a $100,595 increase in Accrued Liabilities related to accrual of seasonal operating costs at United Coupon, as well as deferral of interest expense and other debt service costs. Working capital was also aided by a $574,064 reduction in current portion of Notes Payable and a $124,788 reduction in deferred revenues during the period. Working capital was negatively impacted by $438,250 of Obligations entered into for Territory Buy Back Agreements.

During the first quarter of 1997, United Coupon Corporation purchased the rights to acquire and resell non-developed territories previously granted to various franchisees of United Coupon. This purchase was recorded as an addition of $497,500 to Territory Buy Back Allowances, a reflected as a short term investment, offset by a liability of an equal amount. The purchase price is paid to franchisees in the form of production expense credits of $500 per 10,000 homes mailed, granted at the time that Franchisees complete on-going cooperative advertising mailings. Such credits are recorded as period expenses when incurred. Period credits of $26,708 were granted during the third quarter of 1997.

Long-term liabilities, net of payment made, increased by $558,175 during the period as a result of deferral of interest payments on subordinated debt and extension of notes payable obligations beyond twelve months.

During the latter half of 1995, the Company's subsidiary Cal-Central developed a serious liquidity shortfall as a result of an unexpected, rapid decline in the subsidiary's core cooperative advertising business. The decline, which was precipitated by a temporary interruption of service by two key advertising distributors, limited Cal-Central's ability to meet current operating and debt-service obligations. As a result, UNICO management initiated a restructuring program for Cal-Central, which immediately reduced operating expenditures, through the elimination of non-critical personnel, marginal sales centers, and unprofitable sales and manufacturing functions. In addition, management arranged a deferral of interest payments on subordinated debt obligations and arranged convertible debt financing with the Company's major debenture holders to provide supplemental working capital for financing the restructuring plan. Management abandoned its restructuring plan for Cal-Central during the fourth quarter of 1996 and wrote off remaining accounts receivable and goodwill associated with this operation. On June 20, 1997, the Company's wholly owned subsidiary, Cal-Central Marketing Corporation, was dissolved, resulting in an extraordinary gain of $429,385, the net effect of asset and liability amounts written off. Final accounting for this transaction increased the gain to $493,386 at September 30, 1997.

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

Results of Operations - Quarter Ended September 30, 1997
As Compared to the Quarter Ended September 30, 1996
---------------------------------------------------

Gross Revenue for the quarter ended September 30, 1997 decreased 23% from the same period in 1996, from $1,710,323 to $1,308,960.
Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 91% of total revenue for 1997, decreased by 6% from the corresponding period in 1996. This decrease reflects the elimination of Cal-Central sales and limitations placed on sales efforts as a result of limited working capital availability.

Franchise Fee Income for the period declined by 93% from the prior year, with $4,847 reported for the 1997-quarter compared to $72,680 for the same period in 1996. Franchise sales are receiving intensive effort and management attention, although efforts are currently hampered by limited working capital. In recent weeks, the Company has hired an experienced Western Region Franchise Sales Director and is currently completing an Internet web site for franchise opportunities.

Other Revenue for the current period was $118,768 compared to $373,958 in 1996. This decrease is related to higher miscellaneous service fees and interest income offset by the elimination of Cal-Central other revenue.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, decreased by $53,612, 4%, during the 1997 quarter in contrast to the same period in 1996. This decrease is related to reduced sales levels, partially offset by slightly higher prevailing operating costs and actions to improve quality and customer service.

General and Administrative Expense increased by 52% over the same period last year primarily as a result of costs associated with Company restructuring, and pursuit of business expansion and combination opportunies with third party organizations.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United
Coupon franchises, was 59% less than the prior year, reflecting lower sales and reduction of advertising costs.

Interest Expense decreased $18,256 over the same period last year as a result of conversion of convertible debenture debt to equity during the latter portion of 1996, as well as reduction or other long-term debt during 1997.

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

Consolidated Net Loss for the current quarterly period was $326,614 compared to net income of $26,482 for the prior year. This decline in profitability is directly related to lower sales levels and higher general and administrative expenses during the current period.

Results of Operations - Nine months Ended September 30, 1997
As Compared to the Nine months Ended September 30, 1996
-------------------------------------------------------

Gross Revenue for the nine months ended September 30, 1997 declined by 14% from the same period in 1996, from $5,388,132 to $4,646,211.
Coupon and Advertising Sales, which include coupon production service fees, national account advertising fees, advertising sales and commercial printing, and which represent 91% of total revenue for 1997, decreased by 9% from the corresponding period in 1996. This decrease reflects the elimination of Cal-Central sales and limitations placed on sales efforts as a result of limited working capital availability.

Franchise Fee Income for the period declined by 57% from the prior year, with $82,965 reported for the 1997 period compared to $193,103 for the same period in 1996. Franchise sales continue to receive management attention, including expanded sales direction and methods, although efforts are currently hampered by limited working capital.

Other Revenue for the current period was $344,714 compared to $554,203 in 1996. This decrease is related to higher miscellaneous service fees and interest income offset by elimination of Cal-Central fees.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expense, declined by $438,471, 12%, during the 1997 period in contrast to the same period in 1996. This decline is related to the lower sales levels and cost containment activities early in the year, partially offset by higher prevailing operating costs and actions to improve quality and customer service.

General and Administrative Expense increased by 3% over the same period last year, primarily as a result of the costs of the restructuring, as well as expenditures related to pursuit of business combination opportunities.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United Coupon franchises, was 30% less than the prior year, reflecting lower sales and reduction of advertising costs.

Interest Expense decreased $114,025 over the same period last year as a result of conversion of convertible debenture debt to equity during the latter portion of 1996.

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

Consolidated Net Loss for the nine months ended September 30, 1997 was $26,797 compared to a net loss of $357,707 for the prior year. This improvement is directly related to the restructuring of subordinated debt, reduced operating expenses at United Coupon, and recognition of an extraordinary gain of $429,385 related to the dissolution of Cal-Central Marketing Corporation.


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

Item 5.  Other Information
         -----------------

The transaction contemplated by the letter of intent executed With a prospective third party investor as described in Item 5 of the Company's 10-QSB filed on August 14, 1997 did not close on October 1, 1997. "As of the date of this filing, negotiations with the same third party investor are still ongoing."

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

10.34 Consolidated Renewal Promissory Note between UNICO,
Inc., United Coupon Corporation and BancFirst, dated August
15, 1996 (10)

10.35 Loan Conversion Agreement between UNICO, Inc. and Kurt
H.C. Bottcher, dated September 30, 1996 (10)

27    Financial Data Schedule-Pursuant to EDGAR filing
requirements for the period ended September 30, 1997, filed herewith this Form 10-QSB dated August 13, 1997.

*********************

(1) Incorporated by reference to the Registrant's Form 8-K, dated October 27, 1993 (SEC File No. 0-15303).
(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 (SEC file no. 0-15303).
(3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 (SEC file no. 0-15303).
(4) Incorporated by reference to the Registrant's Form S-18 Registration Statement (SEC file no. 33-73 10-FW).
(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (SEC file no. 0-15303).
(7) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 (SEC file no. 0-15303).
(8) Incorporated by reference to the Registrant's Form 8-K, dated July 30, 1996 (SEC file no. 000-15303).
(9) Incorporated by reference to the Registrant's Form 8-K/A dated December 12, 1996 (SEC file no. 000-15303).
(10) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1997 (SEC file no. 0-15303).
(11) Incorporated by reference to the registrant's Form 10-QSB for period ended June 30, 1997 (SEC File No. 0-15303)

B.  Reports on Form 8-K

There were no reports on Form 8-K filed during the three-month period ended September 30, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

UNICO, INC.

November 11, 1997

By:  /s/Gerard R. Bernier
     --------------------
     Chief Executive Officer
     and President


November 11, 1997

By:  /s/Subhash Ghei
     --------------------
     Chief Financial Officer