Form 10KSB
period 1997-12-31
UNICO INC
filed 1998-04-17
CIK 797564

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 1997

Commission File #0-15303

UNICO, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

73-1215433
(IRS Employer Identification Number)

8380 Alban Road, Springfield, VA 22150
(Address of principal executive offices )(Zip Code)

(703) 644-0200
(Registrant's telephone no., including area code)

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

Yes   [X]     No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 1997.	     $29,147

Aggregate market value of the voting common stock held by non-
affiliates of the registrant as of April 13, 1998, was:
                                        								    $264,884

Number of shares of the registrant's common stock outstanding as
of April 13, 1998 was:                             2,119,077


UNICO, Inc.
FORM 10-KSB

PART I
------

Item 1.  Description of Business
--------------------------------

General
-------

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

The Company's Business
----------------------

Presently, the Company operates as a publicly-owned holding company with one active wholly-owned subsidiary, United Marketing Solutions, Inc., formerly United Coupon Corporation, ("United Marketing"), involved in cooperative advertising. United Marketing is involved in cooperative direct mail advertising through franchising and production. The Company also operated and owned a second subsidiary during 1996, Cal-Central
Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Management has adopted a plan to sell United Marketing to a third party. While a purchaser is sought, United Marketing continues its regular operations including the granting of additional franchises, opening of additional marketing centers and introducing new products for use and sale by franchisees.

The Company's cooperative advertising and production business involves the design, layout, printing, packaging and distributing of public relations, marketing materials and promotional coupons for private businesses, usually involved in retailing goods or providing professional services. Cal-Central's cooperative advertising process included sales of advertising through independent sales representatives.

Franchising activities related to this business involve the granting and administering of independent franchise operations to conduct cooperative direct mail advertising sales. All activities related to franchising are conducted through United Marketing, which was acquired on July 17, 1987. At year-end, December 31, 1997, United Marketing had approximately 65 active franchise operations.

The Company's Markets
---------------------

Cooperative Direct Mail Advertising
-----------------------------------

The customer base of most local retailers and professionals comes from within a three-mile radius of its location, therefore, it is difficult for them to advertise effectively and economically.
The Company believes that direct mail is an effective advertising method for the local merchant and professional since they can target a specific area and have substantial saturation of their advertising message. Radio and television advertising, in contrast, is costly to produce and air. The advertiser is paying for broadcasting over a large metropolitan area, much of which is not part of its customer base. It may not be efficient or affordable unless the advertiser has multiple locations. Major city newspapers are also comparatively expensive since they, too, cover an entire city and not just the specific area relevant to the local retailer and professional. In addition, newspapers usually contain large amounts of advertising, which may limit the effectiveness of small ads.

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

The market segment targeted by the Company's franchisees includes local retailers, service businesses and professional organizations. In addition, specialty mailings are conducted on a regular basis and major consumer products companies that market on a national level are solicited to advertise in the Company's mailings.

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

Each franchise consists of an independent operation in an exclusive territory in which no competition from other Company franchisees is allowed. The Company provides the franchisee with a thorough, individually-oriented, two-week training program covering all facets of the business. In addition, the Company provides the franchisee with operation manuals, sales support materials, market softeners (direct mailings to potential customers), use of its trademarks and logos, WATTS telephone and FAX service for transferring layouts, and continuing management support.

Franchise fees are based upon the total number of mailable homes in the exclusive territory. Area franchise fees are $21,900 for 50,000 mailable-home territories plus $1,500 for each additional increment of 10,000 mailable-home territories. Generally, the franchise agreements are for a period of ten years, and are renewable at the option of the franchisee, if certain conditions are met. These agreements include a performance clause, which is based upon a minimum distribution standard and frequency of mailings over the term of the franchise agreements.

Regional franchisees, in addition to operating an Area franchise, are directly involved in recruiting and training Area franchisees within their region. United Marketing carefully designed the Regional franchising program to provide substantial opportunity for the Regional franchisee, while maintaining appropriate corporate control over the approval of Area franchise grants and contractual agreements. A Regional Franchisee also has an exclusive territory, comprised of approximately 1,000,000 mailable homes, and supervises 15-18 Area Franchisees.
The license fee for a Region is $51,000 to $59,000. Regional Franchisees attend one additional week of training at the corporate headquarters.

The Company retains the right to terminate a franchise for a variety of reasons, including insolvency or bankruptcy, failure to operate the business according to prescribed standards, failure to pay fees, and material misrepresentation on an application for a franchise.

Set forth below is the geographical location of the franchises in operation as of December 31, 1997.

Alabama        2      Maryland        4	     North Carolina    3
California     5	     Massachusetts   9      Pennsylvania      6
Connecticut    2	     Minnesota       2      Texas             2
Florida        2	     New Hampshire   1      Virginia          6
Georgia        3	     New Jersey      6
Illinois       1 	    New York       10
Louisiana      1

Acquisition of Cal-Central Marketing Corporation
------------------------------------------------

On October 21, 1993, UNICO, Inc. (the "Company") and AEC
Acquisitions, Inc. ("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive Agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into AEC. The merger was effected on October
27, 1993, through the issuance of 1,200,000 (300,000 after giving effect to the one for four reverse split effective December 30, 1997) shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company and 1,000 shares of Convertible Preferred Stock of the Company. The terms of the Redeemable Preferred Stock provided that such shares be redeemed for $600,000 at the holders' option after certain profit performance tests are met by Cal-Central. The shares of Convertible Preferred Stock were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The Convertible Preferred Stock expired in October 1994, with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted into 355,556 (88,889 after giving effect to the one for four reverse split effective December 30, 1997) shares of Common Stock of the Company at a conversion price of $.90 per share, in lieu of cash redemption.

The acquisition was accounted for as a purchase with a price of approximately $1,400,000. The operating results have been included in the consolidated financial statements of the Company since October 22, 1993 until closure of Cal-Central in the fourth quarter of 1996. The Company acquired assets of $1,887,242 and assumed liabilities of $2,687,824. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill in the Company's balance sheet and was amortized on the straight line method over forty years. During 1996, the Company was forced to close the Cal-Central business due to lingering operating losses and a shortage of working capital. Remaining goodwill of $1,468,453 was written off during the fourth quarter of 1996.

Cooperative Distribution Point Advertising
------------------------------------------

With the acquisition of Cal-Central in October 1993, the Company acquired several new product lines including TV Sports & Movies Previews, Video Previews, Family Health & Fitness, bulletin board displays, cash register tape coupons and take-out menus. The advertising products were distributed primarily through supermarkets, pharmacies, restaurants and other specialty retailers. Cal-Central operated a complete art development and printing facility in Fort Lauderdale, Florida until December 15, 1995. Cal-Central operations were discontinued during 1996.

Trade Names, Service Marks and Logo Types
-----------------------------------------

The United Coupon Corporation service mark was registered with the United States Patent Office on Principal Register, register number 1,310,366 on December 16, 1984. In addition, the service mark was registered in the Commonwealth of Virginia on April 27, 1984. Franchisees of United Marketing are allowed to operate under the trade names of United Marketing Solutions or United Coupon.

Pursuant to its License Agreement, United Marketing authorizes franchisees to operate a cooperative direct mail, advertising business under the name United Coupon or United Marketing Solutions and in accordance with the United Marketing system. In connection with the operation of a United Marketing cooperative direct mail advertising business, franchisees are authorized to use the name and service mark "UNITED COUPON" as well as other such service marks or commercial symbols as United Marketing from time to time adopts and makes a part of the United Marketing system.

Government Regulation
---------------------

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

Competition
-----------

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

Employees
---------

The Company had approximately 95 employees as of December 31, 1997. The Company also relies upon commissioned sales representatives involved in the franchise sales operations and temporary workers during peak production periods at United
Marketing.

Item 2. Description of Property
-------------------------------

The Company operates its corporate headquarters and its coupon sales and franchise activities through an office and production facility at 8380 Alban Road, Springfield, VA 22150. This space is leased for a monthly fee of approximately $30,000 covering approximately 63,000 square feet. This lease expires in April 2005.

Item 3.  Legal Proceedings
--------------------------

The Company and its subsidiaries are involved in various legal actions associated with the normal conduct of business operations. No such actions involve known material gain or loss contingencies not reflected in the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on December 30, 1997. Mr. Steven Kronzek was nominated and elected as a director during the meeting, for a term of two years. Votes regarding his election were 12,961,873 in favor and 113,053 against. The following directors continue to serve as directors following the meeting:

Gerard R. Bernier
Gerald Bomstad, Jr.
Leon Zajdel

In addition, the Shareholders authorized the reverse split of issued and outstanding shares of the Company's stock on the basis of one (1) share for each four (4) shares outstanding. Voting regarding this matter included 12,766,961 in favor, 282,202 against and 25,763 abstained.

Also, selection of the Company's independent accountants and auditors, Aronson, Fetridge & Weigle, was ratified. Voting regarding this matter included 12,941,348 in favor, 85,250 against and 48,328 abstained.

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

On April 13, 1998, there were approximately 500 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacity, the Company estimates that the total number of shareholders of the Company's common stock exceeds 500. The Company's common stock was formerly traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). During 1997, the Company no longer qualified for this listing and is now available through electronic trading services via NASD's Electronic Bulletin Board.

All outstanding shares of Company stock and related options and warrants were reverse split on the basis of four (4) shares for one (1) share effective December 30, 1997.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock, as reported by NASDAQ through March 1997 and as available through electronic trading services subsequent to such date. The values have not been restated for the one for four reverse split that was effective December 30, 1997:

                                 Common Stock Bid
                            	   High            Low
                                -------------------
1995
----
First Quarter                   $.87           $.65
Second Quarter	                  .87            .50
Third Quarter                    .75            .50
Fourth Quarter                   .56            .25

1996
----
First Quarter                    $.22           $.22
Second Quarter                    .34            .31
Third Quarter                     .38            .34
Fourth Quarter                    .25            .25

1997
----
First Quarter                    $.31           $.19
Second Quarter                    .19            .13
Third Quarter                     .07            .05
Fourth Quarter                    .05            .02


Dividends
---------

The Company has never declared a cash dividend on common stock. The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
----------------------------------------------------------

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

General
-------

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

In July 1987, the Company acquired United Coupon Corporation, now United Marketing Solutions, Inc., ("United Coupon"), a franchiser of cooperative direct mail advertising distributorships. On October 21, 1993, the Company acquired Cal-Central Marketing Corporation ("Cal-Central").

Liquidity and Capital Resources
-------------------------------

Management views cash, certificates of deposit, and accounts receivable as principle measures of liquidity. Management also deems appropriately collateralized and managed bank lines of credit as proper means for supplementing liquidity.

In August 1994, the Company renewed a revolving and term credit facility with a bank, which had originally been secured to consolidate existing debt and to provide supplemental working capital for Company operations. This renewed credit facility was a revolving note with a borrowing base of $600,000 at inception and a reducing term note with an initial borrowed amount of $500,000. The term facility required monthly principal payments of $10,500 and both notes required monthly interest payments. At December 31, 1995, the Company had borrowed $934,433, the maximum available on the credit facility. The interest rate on the term note was 1% over bank prime and on the revolving note was 1.5% over bank prime. No principal payments were required on the revolving note until the funds advanced on the facility exceeded the available borrowing base. The loan was secured by accounts and notes receivable, inventory, equipment and other assets of the Company. On March 4, 1996, the Company entered into an amended and restated credit facility, which extended the amount owed the bank through January of 1997. Under the terms of this amended and restated agreement, the Company was required to make semi monthly principal payments of $20,000 plus accrued interest on the outstanding balance owed, beginning March 1, 1996. Additionally, principal payments were required to be made on March 1, April 1, May 1, and June 1, 1996, in that amount which is equal to 50% of certain Cal-Central accounts receivable which were collected during such periods. For the periods July 1, August 1, September 1, October 1, November 1, and December 1, 1996, such additional principal payments would be made from 100% of the certain Cal-Central accounts receivable collected. The interest rate was 1% over bank prime through June 30, 1996. On July 1, 1996, the rates increased to 3% over national prime for the remaining term of the agreement. The Company was required to maintain a collateral base equal to or greater than the balance outstanding on the original term note. The Company was in compliance with this collateral requirement at December 31, 1995. On August 15, 1996, the Company entered into a consolidated renewal promissory note with BancFirst in the face amount of $721,425, with interest at the prime rate plus 1%. The note is payable in monthly installments, including interest, of $22,500 through January 15, 1997 and $27,500 through December 15, 1998. The note matures December 31, 1998. The note is collateralized by substantially all assets of the Company. At December 31, 1997, the Company is in default for nonpayment in accordance with the terms of the loan. The balance outstanding at December 31, 1997 was $530,940. As a result of on-going negotiations, during 1997 the bank accepted payments at less than the stated terms in the note.

On December 31, 1991, the Company entered into a $1,250,000 Convertible Debenture financing with Renaissance Capital
Partners, Ltd. The debenture was in the form of a seven-year note with interest only payable quarterly during years one through three. Beginning in 1995, unless waived, the Company was to begin quarterly principal payments, plus interest, in an amount sufficient to amortize 50% of the outstanding principal balance over the final four years of the note. The remaining principal amount was due and payable December 31, 1998.
On March 4, 1996, Renaissance executed a subordination agreement which deferred all principal and interest payments regarding this debenture until July 1997 or until such time as the current amount owed to the bank was extended under terms which would allow such payments. During 1995, Renaissance and Duncan-Smith Investment Co. loaned the Company an additional $298,500 under several notes that were convertible into common stock of the Company at $.25 per share. On July 12, 1996, the Company, Renaissance and Duncan-Smith entered into a loan conversion agreement whereby the debenture, notes and accrued interest related thereto were exchanged for 1,712,739 (428,185 after giving effect to the one for four reverse split effective December 30, 1997) shares of Series C Preferred Stock of the Company. Each share of Series C Preferred Stock is convertible into four shares of the Company's common stock at any time, at the option of the Holder.

On October 21, 1993, the Company and AEC Acquisition, Inc.
("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive Agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into
AEC. The merger was effected on October 27, 1993, through the issuance of 1,200,000 (300,000 after giving effect to the one for four reverse split effective December 30, 1997) shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company, and 1,000 shares of Series A Convertible Preferred Stock of the Company. The terms of the Redeemable Preferred Stock provided that such shares be redeemed at any time as an option of the Company or, at the holders' option after certain profit performance tests were met by Cal-Central. The shares of Series A Convertible Preferred Stock of the Company were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The conversion rights of the Series A Convertible Preferred Stock expired in October 1994 with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted to 355,556 (88,889 after giving effect to the one for four reverse split effective December 30,
1997) shares of Common Stock of the Company at a conversion price of $.90 per share. The terms of the remaining Redeemable Preferred Stock of the Company provide that the shares are redeemable by the Company at any time or by the holders after certain profit performance tests are met by Cal-Central. Funds to be utilized in redeeming the remaining Redeemable Preferred Stock were to be provided through collection of existing notes receivable from stockholders.
During 1996, the collectibility of these loans became doubtful and an allowance for the full amount of the loans was recorded.
These loans were charged off during 1997.  The Redeemable
Preferred Stock pledged as collateral for the loans was reacquired and cancelled.

As a result of the merger, the name of AEC, the surviving corporation, was changed to Cal-Central Marketing Corporation
("Cal-Central").

In the fourth quarter of 1993, the Company received $250,000 in proceeds from the private offering of 400,000 (100,000 after giving effect to the one for four reverse split effective December 30, 1997) shares of the Common Stock of the Company and $435,000 from the private sale of five year unsecured subordinated debentures with interest at 10.5% through October 1996, and 12% from November 1996 through
October 1998. These proceeds were utilized to pay Cal-Central acquisition costs of $52,552 to reduce debt of Cal-Central and to provide working capital. Management believes it is in the best interest of shareholders, lenders and the Company that these debentures be converted in whole or in part to equity in the Company. Discussions to effect such conversion, as a component of the overall restructuring of all long term debt for the Company, have been initiated. Also, the holders of these debentures have been required, as a provision of the amended and restated loan agreement with the bank, to defer all requirements for receipt of principal and interest until July 1997.
Management believes that cash flow from operations and from available borrowing capacity will not be sufficient to pay the debentures upon maturity unless a significant portion is converted to equity.

The acquisition of Cal-Central was accounted for as a purchase with a price of approximately $1,400,000. The operating results have been included in the consolidated financial statements from October 22, 1993 through 1996 when the company was dissolved. The Company acquired assets of $1,887,242 and assumed liabilities of $2,687,824. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill and was initially amortized on the straight line method over a forty year life.

Several factors were considered in determining the purchase price for Cal-Central which, in management's opinion, supported a purchase price that was approximately $1,400,000 in excess of the fair value of the Cal-Central assets acquired. These factors included opportunities to increase profitability by reducing inordinately high interest rates paid historically by Cal-Central on borrowed funds, reducing high bank charges paid by Cal-Central due to limited cash management practices, and reducing costs associated with services performed by third parties for Cal-Central by bringing these functions into the Company. Also, the cooperative advertising products and distribution channels of Cal-Central were logical compliments to those of the Company's subsidiary, United Marketing.

The excess purchase price of $1,400,000 over the fair value of the assets acquired is equal to the initial negative book equity of Cal-Central of approximately $800,000 plus the value of the restricted common stock provided of $600,000. Only the par value of $16 was initially assigned to the Preferred Stock proceeds provided in the purchase, due to the fact that redemption of the preferred stock was at the Company's discretion or dependent upon the achieving of pre-tax operating profits of $500,000 by Cal-Central within a consecutive twelve month period following the acquisition, in order for the Redeemable Preferred Stock to be redeemed upon demand from the holders. In February 1995, The Company converted 355,556 shares of common stock for 320 shares of redeemable preferred stock, in lieu of future redemption of such stock for $320,000 in cash. This transaction resulted in the addition of $124,441 of goodwill as contingent purchase price proceeds related to the acquisition of Cal-Central. The value of the remaining Redeemable Preferred Stock, 280 shares, is also considered contingent purchase proceeds and will be reflected at par value until the stock is redeemed or otherwise retired. During 1996, the Cal-Central operation was closed and the remaining unamortized goodwill was written off.

In February 1995, the Company exchanged 221,018 (55,255 after giving effect to the one for four reverse split effective December 30, 1997) shares of common stock at a market value of $.90 per share, in full payment of $198,917 of amounts owed by Cal-Central. These shares, along with 355,556 (88,889 after giving effect to the reverse split) shares issued in exchange for redeemable preferred stock, were subsequently registered in April 1995 via Form S-3 Registration Statement.

For the Period Ended December 31, 1997
--------------------------------------

At December 31, 1997, the Company's working capital position, current assets minus current liabilities, was a negative $2,809,441. Working capital was impacted by the $916,666 loss from operations as well as use of $164,597 in cash and equivalents during the year to purchase property and equipment related to the United Marketing art and printing facility, and $49,530 for net payment of notes payable. In addition: short term notes and accounts receivable declined by $360,771, as a result of lower levels of business activity; inventories declined by $20,812 due to utilization of stocks built in prior periods; and prepaid expenses and other assets declined by $71,024 due to utilization of accrued expenses and amortization of prepaid items. Also, accrued liabilities and accounts payable increased by $85,935 and deferred rent increased by $91,594 as a result of accelerated recognition of deferred rental payments as current period expenses.

Total assets for the Company declined 23% during 1997. This change reflects the changes in current assets and property noted above, as well as write-off of $224,932 of goodwill related to the election to discontinue UNICO's ownership of United
Marketing Solutions, Inc.

Long-term liabilities decreased by $658,059 during 1997 as a result of required net principal payments made of $49,530 and reclassification of items previously classified as long term to short term.

Management has considered operating losses and acquisitions which have required substantial utilization of funds, as well as anticipated operating and debt service requirements for the near term, and believes that sufficient liquidity may not be available from working capital to support the requirements of continuing operations for the foreseeable future. As a result, management has taken steps to assure continued operation. These actions include the election to seek a buyer for United Marketing Solutions, Inc. Because of this election, the accompanying financial statements reflect the operations of United Marketing Solutions, Inc. as a discontinued operation. The ultimate outcome from this strategic action cannot be assured at this time.

Results of Operations - Year Ended December 31, 1997 Compared to
the Year Ended December 31, 1996
----------------------------------------------------------------

Total Revenues for the Company decreased by 76% during 1997, after restatement of both periods to reflect the plan to discontinue the operations of the Company's remaining operating subsidiary, United Marketing. This decline reflects a decline of $19,049 in printing, advertising and design sales to third parties and a $73,521 decline in other revenue associated with reimbursement of expenses and non-recurring miscellaneous revenues.

Total expenses decreased by approximately 85% during 1997, after restatement of both periods to reflect the plan to discontinue United Marketing. Included in total expense in 1996 is $187,661 of non-recurring cost of sales related to cooperative advertising activities conducted by the Company during the initial months of 1996, while restructuring efforts were attempted for Cal-Central. Included in 1996 costs is $956,913 of one-time charges related to closing Company locations and other one-time charges, as well as $1,692,710 in one-time costs associated with abandonment and re-evaluation of assets. General and Administrative Expenses declined by 33% during 1997 due to consolidation of administrative functions throughout the year. In addition, interest expense declined during 1997 by 40% due to the conversion of subordinated debt to equity, as disclosed.

Loss from operations of subsidiary to be sold, United Marketing, was $407,244 net of a $231,000 tax benefit related thereto, for 1997, compared to income of $163,653, net of an income provision of $100,200, for 1996. Operating results of the United Marketing for 1997 included $5,779,440 of total revenue compared to $6,704,158 in 1996. Total operating expenses for 1997 were $6,417,784 compared to $6,440,305 for 1996. The decline in total revenue is related to a 13% decline in the subsidiary's commercial printing, design and advertising sales, as well as a 40% decline in franchise fee revenue. The decline in total operating expenses in 1997 is related to a 4% decline in cost of sales, partially offset by an 8% increase in general and administrative expense.

For fiscal 1997, the Company incurred a consolidated loss of $916,666 compared to a net loss of $3,343,449 in 1996. This reduced loss reflects the net impact of operating losses and additional losses incurred during 1996 related to the abandonement and closure of Cal-Central compared to the loss from operation incurred during 1997 related to the discontinued business segment, United Marketing.

Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are included in the report after the signature pages.

Item 8.   Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure
----------------------------------------------------------

None

PART III
--------

Item 9. Directors, Executive Officers, Promoters and Control
Persons:   Compliance With Section 16(a) of the Exchange Ad
------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of April 13, 1998, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

		       With Company
Name       		   Age   Since     Director/Position
------------------------------------------------------------
Gerard R. Bernier	   48	   1987    Chairman of the Board,
                                   Chief Executive Officer &
                                   President

Gerald Bomstad, Jr.  70    1993    Director

Leon Zajdel          50    1990    Director

Steven Kronzek       48    1997    Director

Subhash Ghei         54    1994    Corporate Secretary and
                                   Treasurer, Chief Financial
                                   Officer

Business Experience
-------------------

Gerard R. Bernier was founder and has been a Director of United Marketing Solutions, Inc., formerly United Coupon Corporation, of Springfield, Virginia, since November 1981, and Chief Executive
Officer since August 1985.   Mr.  Bernier has held the position
of Vice President and Vice Chairman of the Board of Directors of UNICO, Inc. since November, 1991. He was elected Chief Executive Officer & President effective April 1, 1996. Prior to 1981, Mr. Bernier was an executive with various advertising and manufacturing companies.

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

Steven Kronzek was a founding partner in November 1977 and has continued as partner of the accounting firm of Kronzek & Company, located in Washington, DC. Mr. Kronzek was elected to the Company's Board of Directors in June 1997. He has served as an independent accountant for the Company's wholly-owned subsidiary, United Marketing Solutions, Inc., since January 1982.

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

Certain Legal Proceedings
-------------------------

No director; nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation
-------------------------------

The following information relates to compensation received by the executive officers who were serving as of December 31, 1997, whose salary and bonus during fiscal 1997 exceeded $100,000.

Summary Compensation Table
Annual Compensation
---------------------------

Name and Principal Position      Year      Salary      Bonus(l)
----------------------------------------------------------------
Gerard R. Bernier                1997    $156,668 (2)       $0
Chief Executive Officer          1996    $125,000           $0
and President                    1995    $124,403      $50,347

(1) Bonus amounts are reflected in the year received by the employee. All bonus payments relate to services performed, and incentive goals met by the employee during the prior year. Expenses for such compensation are accrued and reflected in the operating statements of the year such services are performed.

(2) Includes payment of $30,000 for accrued, unused vacation time as approved by the board of directors.


Aggregated Option Exercises in Fiscal Year Ending December 31.
1996 and Fiscal Year-End Option Values
--------------------------------------------------------------
                                                    Value of
                                               Number of        Unexercised
                                               Unexercised      In-the-Money
                                               Options at       Options at
                                               12-31-97(1)      12-31-97(2)
                  Shares Acquired   Value      Exercisable/     Exercisable/
                  on Exercise (#)   Realized   Unexercisable    Unexercisable
                  ---------------   --------   -------------    -------------
Gerard R. Bernier	      -              -        46,250 Exer.    $0 Exer.(2)

---------------------------

(1) There were no options granted to Officers or Directors during fiscal year 1997.

(2) This amount reflects the difference between the market value of the Company's Common Stock on December 31, 1997 and the exercise price.

Compensation Pursuant to Plans - Omnibus Equity Compensation Plan. The Company has adopted an Omnibus Equity Compensation Plan (the "Plan") under which 250,000 shares of Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. Under the Plan, incentive stock options may be granted to employees, and non-qualified stock options may be granted to employees, Directors, Franchisees, and other persons, as the Compensation Committee determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. In addition to selecting the options, the Compensation Committee determines the number of shares subject to each option and otherwise administers the Plan. Options granted under the Plan are not exercisable until six months after grant and expire a minimum of three years or maximum of five years after the date of grant, provided employment is continued. As of April 13, 1998, options to purchase 71,211 shares are outstanding under the Plan, including options for 46,250 shares to officers of the Company. These options have been granted at exercise prices ranging from $1.00 to $4.64. The average exercise price for all outstanding options is approximately $1.80 per share. The shares underlying the options were registered during 1994.

Employment Agreements. The Company's subsidiary United Marketing Solutions, Inc. has entered into an Employment Agreement with Gerard R. Bernier to serve as the Chief Executive Officer and President of that Company. The major terms of this Agreement provide for a base salary of $125,000 plus a company provided automobile or monthly allowance, and an incentive bonus based upon the pre-tax profitability of United Marketing. The Agreement provides for an annual cost of living increase based upon annual increases in the Consumer Price Index of the general area surrounding the home office of United Marketing. The Agreement was entered into on April 1, 1996 and extended through March 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and
Management
------------------------------------------------------------

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


                              Number of Shares of
Name of Beneficial Owner/	      Common Stock  	    % of Beneficial
   Identity of Group 	        Beneficially Owned 	   Ownership (1)
-------------------------    -------------------   ---------------
Renaissance Capital             1,589,220 (2)  	        42.85%
Partners, Ltd.
8080 North Central Expressway
Suite 210 LB 59
Dallas, TX 75206-1857

Gerard R. Bernier                 215,682 (3)            9.68%
8380 Alban Road
Springfield, VA 22150

Gerald Bomstad, Jr.     	         205,900 (4)            9.65%
422 Montigue, Suite 6
Greenwood, SC 29649

Duncan Smith Company              182,099 (6)            7.91%
311 Third
San Antonio, TX  78205

Officers and Directors      	     427,832 (3)(4)(5)	19.04%
As a Group

------------------

(1) Percent is rounded to one decimal place.

(2) Includes 1,589,220 shares, the current maximum amount that Renaissance is entitled to receive upon conversion of the Series
C Preferred Stock issued in July 1996. Such preferred shares are convertible at the option of the Holder at any time.

(3) Includes 46,250 shares which may be purchased at $1.00 per share pursuant to the Company's Omnibus Equity Compensation Plan and 62,500 shares which have been granted to Mr. Bernier subject to continued employment for a specified period.

(4) Includes 12,500 shares which may be purchased at $3.88 per share pursuant to the Company's Omnibus Equity Compensation Plan and 13,750 shares which are issued, but restricted from sale until certain profit performance tests are met by Cal-Central Marketing Corporation.

(5) Includes shares underlying stock options granted to Mr. Bernier and Mr. Bomstad, as well as, 6,250 shares which may be purchased at $1.00 per share by Leon Zajdel, a Director of the Company, pursuant to the Company's Omnibus Equity Compensation Plan.

(6) Includes 168,349 shares, the current maximum amount that Duncan-Smith is entitled to receive upon conversion of the Series C Preferred Stock issued in July 1996, plus 13,750 stock purchase warrants which entitle the holder to purchase common stock at a minimum of $3.60 per share.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions with Management and Others
---------------------------------------

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

During 1997, the President of the Company and his wife pledged a personal $75,000 certificate of deposit and a personal gurantee for $25,000 to a bank as collateral for a $100,000 line of credit extended to the Company. There were no borrowings on the line during 1997.

At the end of the last fiscal year and at April 13, 1998, the Company has 397,305 shares of Series C Preferred Stock issued to Renaissance Capital Partners, Ltd. Russell Cleveland, who served as a Director of the Company until the Annual Meeting of Shareholders on December 2, 1996, is a major owner and Managing General Partner of Renaissance Capital Partners, Ltd. The Series C Preferred Stock was issued to Renaissance upon conversion of a $1,250,000 Convertible Debenture entered into with Renaissance in 1991 and a Subordinated Convertible Note in the amount of $149,250 entered into with Renaissance during 1995. Mr. Cleveland did not serve as a Director of the Company at the time that the Convertible Debenture was issued. Mr. Cleveland was a director in 1995, when the Company entered into the Subordinated Convertible Note with Renaissance, to provide interim financing to support the working capital requirements. This note was deemed to be in the best interests of the Company and its shareholders and was entered into on an arms length basis, at the request of Company management.

The Company advanced $280,000, in prior periods, to two former officers of its subsidiary, Cal- Central Marketing Corporation, Jack Brown, formerly President, and Gerald Bomstad, Jr., formerly Executive Vice President. These advances were evidenced by notes which were payable on demand by the Company. These notes originally bore interest at 4%, but subsequent to October 26, 1995, bore an annual interest rate of 10%. Redeemable preferred stock, with cash redemption value of an amount equal to the principal value of these advances, was pledged as security for the advances. These notes were deemed uncollectible and were fully reserved during 1996. They were charged off during 1997.

The Company believes the terms of these transactions are as favorable as it might have obtained from unaffiliated parties.

PART IV
-------

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

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

3.4  By-laws, as amended (8)

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

4.7  Certificate of Designations, Preferences, and Rights of
Series C Preferred Stock (8)

10.1  Employment Agreement between Cal-Central Marketing
Corporation and Jack Brown. (1)

10.2  Employment Agreement between Cal-Central Marketing
Corporation and Gerald Bomstad, Jr. (1)

10.3  Lease of executive offices at 1101-B Sovereign Row,
Oklahoma City, OK 73108. (3)

10.4  Form of Common Stock Purchase Warrant dated October 26,
1993 offered through Duncan-Smith Co. (3)

10.5  Second Amendment to Lease Agreement Cal-Central Marketing
Corporation.(3)

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

10.20  Machinery Contract between MAN Roland, Inc. and Cal-
Central Marketing Corporation. (5)

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

10.30  Debt Exchange Agreement among UNICO, Inc., Renaissance
Capital Partners, Ltd. and Duncan-Smith Investment Co. dated July
1996. (8)

10.31  Debt Exchange Agreement among UNICO, Inc., Renaissance
Capital Partners, Ltd and Duncan-Smith Investment Co., dated July
1996. (8)

10.32  Employment Agreement Between United Coupon Corporation and
Gerard R. Bernier dated April 1, 1996. (7)

10.33  Modification and Extension to the Third Restated Loan
Agreement between UNICO, Inc., United Coupon Corporation, Cal-
Central Marketing Corporation and BancFirst dated August 15,
1996. (10)

10.34  Consolidated Renewal Promissory Note between UNICO, Inc.,
United Coupon Corporation, Cal-Central Marketing Corporation and
BancFirst dated August 15, 1996. (10)

10.35  Loan Conversion Agreement between UNICO, Inc. and Kurt
H.C. Bottcher dated September 30, 1996. (10)

16  Letter from Arthur Andersen, LLP to Securities & Exchange
Commission dated December 3, 1996. (9)

21  List of Subsidiaries(3)

27 Financial Data Schedule - Pursuant to EDGAR filing requirements for the period ended December 31, 1997, filed herewith this Form 10-KSBA dated April 15, 1998.

(b)  Reports on Form 8-K. - None.

-------------------

(1)  Incorporated by reference to the Registrant's Form 8-K,
October 27, 1993 (SEC File No. (0-15303).

(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ending December 31, 1992 (SEC File No. 0-15303).

(3) Incorporated by reference to the Registrant's Form 1O-KSB for the fiscal year ending December 31, 1993 (SEC File No. 0-
15303).

(4) Incorporated by reference to the Registrant's Form S-18 registration statement (SEC File No. 33-73 10-FW).

(5) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994, (SEC File No. 0-
15303).

(6)  Incorporated by reference to the Registrant's Form S-3 dated
April 28, 1995 (SEC File No. 33-91270).

(7) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1996 (SEC File No. 0-15303).

(8)  Incorporated by reference to the Registrant's Form 8-K dated
July 30, 1996 (SEC File No. 0-15303).

(9) Incorporated by reference to the Registrant's Form 8-K/A dated December 12, 1996 (SEC File No. 0-15303).

(10) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1997 (SEC File No. 0-15303).


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNICO, Inc.


April 15, 1998

By:	/s/Gerard R. Bernier
    Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name 	                         Title	                    Date
----                           -----                     ----

/s/Gerard R. Bernier      Chief Executive Officer    April 15, 1998
                          Chairman of the Board

/s/Subhash Ghei           Chief Financial officer    April 15, 1998


/s/Gerald Bomstad, Jr.    Director	                  April 15, 1998


/s/Leon Zajdel            Director                   April 15, 1998


/s/Steven Kronzek         Director                   April 15, 1998


UNICO, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page
                                                        ----
Report of Independent Public Accountants - 1997          22

Consolidated Financial Statements:
Consolidated of Financial Condition, December 31, 1997   23
Consolidated Statements of Operations for the
Years Ended December 31, 1997 and 1996                   25
Consolidated Statements of Stockholders' Equity
Deficiency for the Years Ended
December 31, 1997 and 1996                               27
Consolidated Statements of Cash Flows for the
Years Ended December 31, 1997 and 1996                   28
Notes to Consolidated Financial Statements               30


All other schedules are omitted because of the absence of the condition under which they are required or because the information is included in the financial statements or notes thereto.

Independent Auditor's Report

Board of Directors and Stockholders
UNICO, INC. AND SUBSIDIARIES
Springfield, Virginia


We have audited the accompanying Consolidated Statement of Financial Condition of UNICO, INC. AND SUBSIDIARIES as of December 31, 1997, and the Consolidated Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNICO, INC. AND SUBSIDIARIES as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
17 to the financial statements, the Company has suffered losses from operations in 1997 and 1996, its consolidated current liabilities exceeded its consolidated current assets by approximately $2,810,000 and the Company is in default of its bank loan as of December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARONSON, FETRIDGE & WEIGLE

Rockville, Maryland
February 11, 1998


UNICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 1997

ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note 1)                    $  129,860
Accounts and notes receivable - trade
(net of allowance for doubtful accounts
of $60,000)                                              292,003
Other receivables                                          2,877
Inventory (Note 1)                                       119,203
Prepaid expenses                                           9,140
                                                   -------------
Total current assets                                     553,083
                                                   -------------
PROPERTY AND EQUIPMENT, AT COST
(NOTES 1 AND 2)
Printing and office equipment                          3,428,274
Computer equipment and software                          604,591
Transportation equipment                                 138,693
Leasehold improvements                                    63,063
                                                   -------------
Total                                                  4,234,621
Less:  Accumulated depreciation                       (2,166,065)
                                                   -------------
Net property and equipment                             2,068,556
                                                   -------------
DEPOSITS AND OTHER ASSETS                                 18,302
                                                   -------------
TOTAL ASSETS                                       $   2,639,941

The accompanying Notes to Financial Statements are an integral part of these financial statements.

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   $  1,307,198
Accrued liabilities (Note 3)                            485,433
Current portion of long-term liabilities
(Note 2)                                              1,449,384
Deferred revenue (Note 1)                               120,509
                                                   ------------
Total current liabilities                             3,362,524

LONG-TERM LIABILITIES
Notes payable (Note 2)                                  360,622
Deferred rent (Note 4)                                  320,874
                                                   ------------
Total long-term liabilities                             681,496
                                                   ------------
Total liabilities                                     4,044,020
                                                   ------------
COMMITMENTS AND CONTINGENCIES
(NOTES 4, 5, 16, 17 AND 19)

DEFICIENCY IN STOCKHOLDERS' EQUITY (NOTE 6)
Preferred stock, $.01 par value; 5,000,000
shares authorized, designated as:
Redeemable preferred; 70 shares issued and
outstanding (adjusted for the 1 for 4 reverse
split in December 1997)                                       1
Series A Convertible Preferred                            -
Series B Preferred                                        -
Series C Preferred stock - $.01 par value;
voting on the basis of 4 votes to 1 vote for
the common stock, preferred in liquidation
at $1 per share over common stockholders,
convertible into common stock on the basis
of 4 common shares for each preferred
share with automatic conversion on
August 1, 1998; 2,000,000 shares authorized,
428,185 shares issued and outstanding,
(adjusted for the 1 for 4 reverse split in
December 1997) (Note 7)                                   4,282
Common stock - $.01 par value; 20,000,000
shares authorized, 2,119,077 shares issued
and outstanding (adjusted for the 1 for 4
reverse split in December 1997) (Notes 8, 9,
10, 11 and 12)                                           21,191
Additional paid-in capital                            6,801,008
Deferred compensation (Note 10)                          (4,557)
Accumulated deficit                                  (8,226,004)
                                                   -------------
Total deficiency in stockholders' equity             (1,404,079)
                                                   -------------
TOTAL LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY                               $  2,639,941
                                                   -------------

UNICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               1997  	        1996
                                              -------        -------
REVENUE (NOTES 1 AND 16)
Printing, design and advertising
sales, net of discounts and allowances       $	   -        $   19,049
Other                                           29,147        102,668
                                             ---------     ----------
Total revenue                                   29,147        121,717

EXPENSES
Cost of sales                                     -            187,661
General and administrative                     401,959         600,029
General and administrative associated
with closed locations and other one
time charges                                      -            956,913
interest expense - affiliate	                     -             87,514
Interest expense - other                       173,964         204,192
Loss on abandonment and
revaluation of assets (Note 15)                   -          1,692,710
                                             ----------    ------------
Total expenses                                 575,923       3,729,019
                                             ----------    ------------
LOSS BEFORE INCOME TAXES,
DISCONTINUED OPERATIONS AND
EXTRAORDINARY GAIN                            (546,776)     (3,607,302)

INCOME TAX PROVISION (BENEFIT)
(NOTE 13)                                      129,100        (100,200)
                                             ----------    -------------
LOSS BEFORE DISCONTINUED
OPERATIONS AND EXTRAORDINARY GAIN             (675,876)     (3,507,102)

GAIN (LOSS) FROM OPERATIONS TO
BE DISCONTINUED (NOTE 16)
(Loss) income from operations of
subsidiary to be sold, net of an
income tax benefit of $231,000
in 1997 and an income tax
provision of $100,200 in 1996 (Note 16)       (407,244)        163,653
Loss on disposal of subsidiary,
net of income tax benefit of
$85,500 (Note 18)                             (139,432)           -
                                            ------------    ------------
LOSS BEFORE EXTRAORDINARY GAIN              (1,222,552)     (3,343,449)

EXTRAORDINARY GAIN FROM
TERMINATION OF OBLIGATIONS,
NET OF INCOME TAXES OF $187,500
(NOTE 18)                                      305,886            -
                                            ------------    -------------
NET LOSS                                    $ (916,666)     $(3,343,449)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

UNICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                 1997	          1996
                                                -------        -------
BASIC NET LOSS PER COMMON SHARE
Weighted average common shares outstanding     2,119,077       2,047,618
                                              -----------     -----------
Loss from continuing operations               $    (.32)      $   (1.71)
(Loss) income from discontinued operations         (.26)            .08
                                              -----------     -----------
Loss before extraordinary gain                     (.58)          (1.63)
Extraordinary gain                                  .15               -
                                              -----------     -----------
Net loss                                      $    (.43)      $   (1.63)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

UNICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIENCY) FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996

                                             Preferred Stock
                        Redeemable               Series A         Series C
                   Shares      Amount      Shares    Amount    Shares   Amount
                  --------------------    ----------------    ----------------
BALANCE,
JANUARY 1, 1996         70    $    1          -     $   -          -   $   -

ISSUE OF COMMON
STOCK AS COMPENSATION
(NOTE 10)                -         -          -         -          -        -

CONVERSION OF DEBT TO
PREFERRED STOCK
(NOTE 8)                 -          -           -        -       428,185    4,282

CONVERSION OF DEBT TO
COMMON STOCK
(NOTE 9)                 -          -           -         -          -        -

NET LOSS FOR 1996        -          -           -         -          -        -
                      --------   ---------    --------  -------   --------  -------
BALANCE,
DECEMBER 31, 1996        70           1          -         -      428,185    4,282

AMORITZATION OF
DEFERRED COMPENSATION
(NOTE 10)                -           -           -         -         -        -

NET LOSS FOR 1997        -           -           -         -         -        -
                      --------  ---------     -------  -------   --------  --------
BALANCE,
DECEMBER 31, 1997        70     $     1          -     $   -      428,185  $ 4,282


UNICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
CONTINUED

                                                ADDITIONAL
                            COMMON STOCK          PAID-IN      DEFERRED    ACCUMULATED
                        SHARES        AMOUNT      CAPITAL    COMPENSATION    DEFICIT      TOTAL
                        --------------------     ---------   ------------  -------------  -----
BALANCE,
JANUARY 1, 1996         1,970,774   $  19,708   5,033,158    $      -       $(3,965,889)  $ 1,086,978

ISSUE OF COMMON STOCK
AS COMPENSATION
(NOTE 10)                  65,500         675      28,857      (18,230)           -           11,302

CONVERSION OF DEBT TO
PREFERRED STOCK
(NOTE 8)                      -            -     1,708,457          -              -        1,712,739

CONVERSION OF DEBT TO
COMMON STOCK (NOTE 9)      80,803          808      30,536          -              -           31,344

NET LOSS FOR 1996             -             -         -             -        (3,343,449)   (3,343,449)
                        ----------    ----------  ---------    ----------    -----------   -----------
BALANCE,
DECEMBER 31, 1996        2,119,077       21,191    6,801,008     (18,320)    (7,309,338)     (501,086)

AMORTIZATION OF
DEFERRED COMPENSATION
(NOTE 10)                     -              -          -         13,673           -           13,673

NET LOSS FOR 1997             -              -          -            -         (916,666)     (916,666)
                         ----------    ---------  ----------    ---------    -----------   -----------
BALANCE,
DECEMBER 31, 1997        2,119,077     $  21,191  $6,801,008    $  (4,557)   $(8,226,004)  $(1,404,079)


The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                                     1997	         1996
                                                   -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (916,666)   $ (3,343,449)
Adjustments to reconcile net
loss to net cash provided by
operating activities
Depreciation and amortization                       414,115         414,454
Provision for bad debts                            (295,000)        (17,606)
Loss on disposal of subsidiary                      224,932       	-
Write-off of assets from closure
of offices                                             -          1,944,310
Amortization of deferred
compensation                                         13,673          11,302
Changes in assets and liabilities
Inventory                                            20,812         114,490
Accounts and notes receivable                       360,771         901,034
Other receivables                                    (2,877)       	-
Prepaid expenses                                     13,496         148,567
Deposits and other assets                            57,528           3,162
Accounts payable                                     28,594          19,836
Accrued liabilities                                  57,341         280,831
Deferred revenue                                     (4,279)         13,867
Deferred rent                                        91,594         229,280
Other                                                  -            (91,933)
                                                  ----------     -----------
Net cash provided by operating activities            64,034         628,145
                                                  ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                (164,597)       (232,795)
Proceeds from landlord as reimbursement
for leasehold improvements                           45,982             -
                                                  ----------     -----------
Net cash used by investing activities              (118,615)       (232,795)
                                                  ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                         236,000          93,599
Payment of notes payable                           (285,530)       (555,799)
                                                  ----------     -----------
Net cash used by financing activities               (49,530)       (462,200)
                                                  ----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS              (104,111)        (66,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        233,971         300,821
                                                  ----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 129,860      $  233,971

The accompanying Notes to Financial Statements are an integral part of these financial statements.

UNICO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                     1997           1996
                                                   --------       --------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                            $   89,738     $  338,357
                                                  ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES
Exchange of common and preferred stock for debt
and other liabilities at fair value on
date of exchange                                                $ 1,744,083
                                                                ===========
Common stock issued (67,500 shares) for
compensation at an estimated fair value at
the date of issue of                                            $    29,532
                                                                ===========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

UNICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(A)	Nature of operations

UNICO, Inc. (the "Company") was incorporated on April 11, 1984 in the State of Delaware. The Company's primary business, cooperative direct mail advertising, involves the designing, printing, packaging, and distributing of public relations and marketing materials and coupons for retailers who provide goods and services. Sales are conducted primarily through franchise operations. The Company's customers are primarily located in the eastern, southeastern, midwestern and western United States. During 1997, the Company decided to dispose of its only remaining operating subsidiary, United Marketing Solutions, Inc.(formerly United Coupon Corporation). The activities of this subsidiary are presented as discontinued operations in the Statement of Operations and detailed in Note 16).

(B)	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, United Marketing Solutions, Inc., Cal-Central Marketing Corporation (a dormant corporation whose charter was terminated in 1997) and Greenleaf Catalogue, Inc. (a dormant corporation). All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recognizes revenue from the design, production and printing of coupons on a percentage of completion basis as stages of the production process are completed. Revenue from initial franchise fees are recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Franchise fees of United Marketing Solutions, Inc. (UMS) recognized as revenue in 1997 includes $89,165 of initial franchise fees. Franchise fee revenue has been reduced in 1997 by $106,800 in credits granted to franchisees who have returned portions of franchise territories. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue in the Balance Sheet.

(F)	Inventory

Inventory consists primarily of paper, envelopes and printing materials and is stated at the lower of cost or market, with cost determined on the first-in, first-out method.

(G)	Basic net loss per common share

In 1997, the Company adopted Statement of Financial Accounting
Standard No. 128, Earnings Per Share. The adoption of this Standard had no effect on current period or previously reported net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Because the Company has incurred losses, fully diluted per share amounts are not presented. The weighted average shares outstanding reflect the 1 for 4 reverse split in 1997.

(H)	Cash and cash equivalents

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

(I)	Income taxes

The Company files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for all loss and tax credit carryforwards, less valuation allowances as applicable.

(J)	Fair value of financial instruments

The fair value of the financial instruments included in the consolidated financial statements, except as otherwise discussed in the notes to financial statements, approximates their carrying value.

(K)	Impairment of long-lived assets

It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

(L)	Accounting pronouncements

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 123, Accounting for Stock Based Compensation (SFAS No. 123). That Standard recommends the use of a fair market valuation method for recognizing compensation from stock options and similar equity instruments. However, SFAS No. 123 permits the continued measurement of compensation using the intrinsic value based method as prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), provided that financial statements disclose the effect of applying SFAS No. 123 had it been adopted. This pronouncement was effective for transactions entered into in fiscal years that began after December 15, 1995. In that regard, the Company has elected to continue to measure stock based compensation on the basis of APB No. 25. Had the Company adopted SFAS No. 123, the effect on the loss reported for 1997 and 1996 would have been insignificant.

In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive
Income. This standard requires the reporting of the components of comprehensive income, which includes net income, and is effective for years beginning after December 15, 1997. The Company believes that had the standard been adopted for the year ended December 31, 1997, that the presentation would not differ significantly from the presentation contained in its Statement of Operations.

(M)	Reclassifications

Certain amounts in the 1996 financial statements as reported herein have been reclassified to conform with the 1997 presentation. These reclassifications relate primarily to reporting discontinued operations (Note 16). These reclassifications had no effect on the net loss, total current assets or total current liabilities as previously reported.


NOTE 2 - NOTES PAYABLE

Notes payable at December 31, 1997 consisted of the following:

BancFirst - consolidated renewal promissory note
dated August 15, 1996 in the face amount of
$721,425 with interest at the prime rate plus
1%. The note is collateralized by substantially
all assets of the Company. The note is payable
in monthly installments of $22,500 through
January 15, 1997, and $27,500 through
December 15, 1998, including interest, with
the entire unpaid balance due on December 31,
1998. As a result of ongoing negotiations,
during 1997 the bank accepted payments
at less than the stated terms in the note.
At December 31, 1997, the Company is in default
for nonpayment in accordance with the terms of
the loan.                                              $  530,940

Duncan-Smith Company - eighteen notes due in
October 1998 bearing interest at 12%.  This
note has been subordinated as to payment to the
BancFirst note.  This note is classified as a
current liability at December 31, 1997 because
of the current status of the BancFirst note.           $  460,000

Humphrey Group - four notes for $25,000, one
note for $50,000 and one note for $150,000 that
bear interest at 12%, and due in quarterly
installments of principal commencing March 31,
1997 of $25,000, with a final payment of
$225,000 on December 31, 1997.  This note has
been subordinated as to payment to the
BancFirst note.  This note has been classified
as current at December 31, 1997 as a result of
the current status of the BancFirst note.              $  300,000

CIT Group - two installment notes bearing
interest at approximately 10% and requiring
monthly payments, in aggregate, of $8,989
including interest.  Final payments on the
notes are scheduled for 1999 and 2000.  The
proceeds of these loans were used to purchase
specific equipment and are collateralized by
the equipment.                                         $  220,134

Renaissance Capital Partners, Ltd. - four
notes dated from August 13, 1996 to March
24, 1997 requiring interest at 9.25% to 10%
payable monthly, with principal due at dates
from December 31, 1998 to March 1999.  The notes
are subordinate in payment to the BancFirst note
described above.  Renaissance Capital Partners,
Inc. are the holders of all of the Company's
Series C Preferred Stock, and a principal of
Renaissance is also a common stockholder.              $  274,000

Unsecured loan from a member of the Board of
Directors with no specific terms.  Interest
is being accrued by the Company at 10%.                $   12,000

Note payable to a bank bearing interest at 8.75%,
due in monthly installments of principal and
interest of $589, with final payment due in
1999.  The note is collateralized by an automobile.    $   12,932
                                                       ----------
                               Total notes payable      1,810,006
                            Less:  Current portion      1,449,384
                                                       ----------
                                 Long-term portion     $  360,622
                                                       ==========

Future maturities of notes payable at December 31, 1997, based upon their terms, are as follows:

Year Ending
December 31	                                           Amount
-----------                                          ----------
1998                                                $  1,449,384
1999                                                     323,300
2000                                                      37,322
                                                    ------------
                                         Total      $  1,810,006


NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 1997 were as follows:

Interest                        $  245,540
Sales tax                           96,418
Payroll                             88,760
Franchise buyback credits           30,125
Other                               24,590
                                ----------
Total                           $  485,433

NOTE 4 - LEASES

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

Scheduled future minimum payments required under the lease are as follows:

Year Ending
December 31	                        Amount
-----------                        --------
1998                              $  383,799
1999                                 415,088
2000                                 444,290
2001                                 474,534
2002                                 505,823
Thereafter                         1,298,452
                                  ----------
Total                             $3,521,986

Rent expense for the years ended December 31, 1997 and 1996 was $675,576 and $652,659, respectively.

UNICO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE 5 - PROFIT SHARING PLAN

The Company has a defined contribution plan that is qualified under 401(k) of the Internal Revenue Code. Employees may elect to contribute up to 15% of their salary before income taxes subject to an annual limit provided for in the Code, which was $9,500 for 1996 and 1997. The Company matches employee contributions up to 3% of gross wages. All employees who are at least 18 years of age are eligible to participate in the plan. Contributions to the plan by the Company were $22,662 and $27,578 in 1997 and 1996, respectively.


NOTE 6 - 1 FOR 4 REVERSE SPLIT OF COMMON STOCK

At its meeting on December 30, 1997, the stockholders approved a reverse split of all of the Company's outstanding common and preferred shares on a one-for-four basis. All share amounts presented in the financial statements have been adjusted to reflect this reverse split.

NOTE 7 - REDEEMABLE PREFERRED STOCK

In the Company's 1993 acquisition of Cal-Central Marketing Corporation
(CCMC), 150 shares of redeemable preferred stock were issued. These shares were redeemable at $4,000 per share at the option of the holder after the attainment of certain profit performance tests by CCMC. On April 20, 1995, holders exchanged 80 of these shares for 88,889 shares of common stock at an exchange rate of $3.60 per common share. (All shares and exchange rate adjusted for the 1 for 4 reverse stock split in
1997). The profit performance tests of CCMC were never achieved, and in 1995 CCMC's operations were discontinued except for fulfillment of work in process. This stock was pledged as collateral for loans totaling $280,000 by two former officers of CCMC (Note 14).

NOTE 8 - SERIES C PREFERRED STOCK

Prior to 1996, the Company had issued a 12.5% Convertible Debenture to Renaissance Capital Partners, Ltd. in the face amount of $1,250,000. During 1995, Renaissance and Duncan-Smith Investment Co. loaned the Company $298,500 under several notes that were to be convertible into common stock of the Company. On July 12, 1996, the Company,
Renaissance and Duncan-Smith entered into a loan conversion agreement whereby the debenture and notes plus accrued interest were exchanged for 428,185 shares of the Company's newly authorized Series
C Preferred Stock. Each share of the Series C Preferred Stock is convertible into one share of the Company's common stock at any time at the option of the holders, with conversion to occur automatically on August 1, 1998. The agreement further provides that if and whenever any additional shares of common stock are issued by the Company for a net consideration of less than $1.00 per share then in each such case the conversion price shall be reduced to the net consideration received per share and the number of shares issuable to the holders of the Series C Preferred Stock shall be proportionality increased. In addition, the agreement provides for adjustment of the conversion ratio in the event the number of shares of common stock outstanding is changed as the result of a subdivision or combination in manner of the common stock or the making of a stock dividend. The shares and share amounts reported above have been adjusted for the 1 for 4 reverse stock split in 1997.

NOTE 9 - CONVERSION OF DEBT TO COMMON STOCK

Effective September 30, 1996, the holder of a debenture issued by the Company prior to 1996 agreed to exchange the debenture and all accrued interest for 80,803 shares of the Company's common stock (as adjusted for the 1 for 4 reverse stock split in 1997). The Company recognized a gain on the conversion of $45,250 representing the difference in the fair value of the stock at the date of the exchange and the amount of the debt. The gain is included in income in the Consolidated Statement of Operations as other revenue.

NOTE 10 - COMMON STOCK ISSUED FOR COMPENSATION

Pursuant to an action by the Board of Directors, during 1996 the Company issued 5,000 shares of its common stock (as adjusted for the 1 for 4 reverse stock split in 1997) to its former Chief Financial Officer as compensation. The estimated value of the stock at the date of issue was $2,188, which is recognized as a general and administrative expense in the Statement of Operations.

Effective April 1, 1996, the Board of Directors adopted a resolution to issue 62,500 shares of the Company's common stock (as adjusted for the 1 for 4 reverse stock split in 1997) to the newly appointed President and Chief Executive Officer of the Company as compensation for his services during the initial two year term of his appointment. Under the resolution, the shares shall be subject to forfeiture of a ratable amount of such shares in the event the officer does not serve the full two years of the initial term. The Board further resolved to issue 25,000 shares of the Company's common stock for each successive one year term which the officer is so appointed by the Board. The 62,500 shares issued were estimated to have a fair value of $27,344 at the date of the award and are being recognized over the two year period. As a result, $13,673 and $9,114 have been recognized as an expense in 1997 and 1996, respectively. Deferred compensation in the amounts of $4,557 and $18,230 is reported in the Statements of Stockholders' Equity (Deficiency) as of December 31, 1997 and 1996, respectively.

NOTE 11 - STOCK PURCHASE WARRANTS

In connection with a financing arrangement entered into in October 1993 and January 1994, the Company issued 57,500 common stock purchase warrants to the lenders, known as the D.S. Warrants, and 7,500 warrants to Duncan-Smith Co., the investment banker that arranged the private placement. The warrants entitle the holder to purchase one share of common stock per warrant at prices which range from $3.60 to $5.60.
The warrants expire in 1998.

In February 1994, the Company issued warrants to the owner of Duncan-Smith Co. to purchase 6,250 shares of common stock at a price of $5 per share. These warrants are exercisable over a five year period from the date granted. These warrants were issued in connection with a financing arrangement.

In June 1995, in connection with a lending arrangement, the Company issued warrants to purchase 112,500 shares of common stock at $3.60 per share. These warrants expire, if not exercised earlier, on December 31, 2000.

Certain of the above mentioned warrants contain anti-dilution provisions and require the Company to register the warrants under certain conditions. The Company has reserved 182,500 shares of its unissued common stock for exercise of these warrants. All of the above shares and per share amounts have been adjusted for the 1 for 4 reverse stock split in 1997.

NOTE 12 - STOCK OPTION PLAN

The Company has reserved 250,000 shares of its common stock for issuance to directors, key employees, franchisees, and others contractually related to the Company, pursuant to an Omnibus Equity Compensation Plan adopted by the Company in 1989. The Plan provides for the granting of both incentive and non-qualified stock options. The exercise price of the options is not less than the market value of the stock on the date of grant. Options granted become exercisable at the date of grant or at such other time as the compensation committee may determine, and expire in a maximum of five years. The following table reflects a summary of stock option activity (adjusted for the 1 for 4 reverse stock split n 1997) for 1997 and 1996.


                                                     1997	     1996
                                                   --------    --------
Shares available for grant at beginning of year     105,691      82,918
Options granted during the year                        -           -
Options forfeited or canceled                        62,776      22,773
                                                   --------    --------
Shares available for  grant at the end of the year  168,467     105,691
                                                   ========    ========
Shares under option at the end of the year at
option prices of $1.00 to $4.64                      71,211     133,987
                                                   ========    ========
Options exercised since inception of the plan        10,322      10,322
                                                   ========    ========
NOTE 13 - INCOME TAXES

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

The Company has a deferred tax asset at December 31, 1997 of approximately $2,300,000 that is principally the result of income tax net operating loss carryforwards of approximately $6,000,000. Because of the uncertainty that the Company will be able to utilize these losses, which expire in years 2010 through 2012, a valuation allowance for the full amount of the deferred tax asset has been provided at December 31, 1997. The income tax benefit reported for 1997 represents the effect of reducing the net loss from discontinued operations and the extraordinary gain by the applicable tax effects and to which no valuation allowance is applied.

NOTE 14 - LOANS TO OFFICERS

At the time the Company acquired its Cal-Central Marketing Corporation subsidiary in October 1993, the Company loaned two of the officers of CCMC $280,000 on notes that matured in October 1995. The Company's
70 shares of Redeemable Preferred Stock were pledged as collateral for these loans. During 1996, the Company determined that collectibility of these loans was doubtful and provided an allowance for the full amount of the loans. This loss has been charged to general and administrative expense in the 1996 Consolidated Statement of Operations. During
1997, the Company wrote-off the loans against the allowance.

NOTE 15 - FOURTH QUARTER ADJUSTMENTS

During the first and second quarters of 1996, the Company continued the corporate restructuring plan it initiated in 1995 by closing its headquarters office in Oklahoma City, Oklahoma, and transferring these activities to its expanded and modernized Springfield, Virginia facility. These actions, designed to realize long-term benefits for the Company, resulted in a one-time charge of $224,257 in costs in 1996. In furtherance of the restructuring plan, management determined that it was in the best interests of the stockholders and the Company to discontinue the minimal remaining operations of its Cal-Central subsidiary. As a result, the Company determined that previously capitalized and unamortized goodwill associated with the acquisition of Cal-Central should be written-off concurrent with the elimination of that business segment. That adjustment, in the amount of $1,468,453, was also recorded in the fourth quarter of 1996.

NOTE 16 - DISCONTINUED OPERATIONS OF SUBSIDIARY

During 1997, the Company decided to dispose of its principal operating subsidiary United Marketing Solutions, Inc. (formerly United Coupon Corporation), by sale if a suitable purchaser could be obtained.
Accordingly, the results of operations for 1997 and 1996 have been presented showing the results of continuing operations and discontinued operations net of applicable income taxes (income tax benefits). In addition, the Company has recorded a loss on disposition, in the amount of $139,432 net of income taxes, resulting from a write-off of the unamortized goodwill attributable its original acquisition of the subsidiary. A summary of the subsidiary's operations for 1997 and 1996 are as follows:


                                                   1997         1996
                                                 --------     --------
REVENUE
Printing, design and advertising sales, net     $5,541,214   $6,391,769
Franchise fees                                     110,667      185,708
Other                                              127,559      126,681
                                                ----------   ----------
Total revenue                                    5,779,440    6,704,158

EXPENSES
Cost of sales                                   $3,851,427   $4,017,499
Franchise development                              356,944      360,719
General and administrative                       2,177,411    2,016,583
Interest                                            32,002       45,504
                                                ----------    ---------
Total expenses                                   6,417,784    6,440,305
                                                ----------    ---------
NET (LOSS) INCOME BEFORE INCOME TAX
BENEFIT (PROVISION)                               (638,344)     263,853

INCOME TAX BENEFIT (PROVISION)                     231,100     (100,200)
                                                -----------  -----------
NET (LOSS) INCOME                               $ (407,244)  $  163,653

Summarized balance sheets of the subsidiary to be discontinued, exclusive of intercompany accounts, are as follows:

                                                   1997         1996
                                                 -------      --------
ASSETS
Cash and cash equivalents                      $  129,639    $  225,944
Accounts and notes receivable, net                294,880       357,774
Inventory                                         119,203       140,015
Prepaid expenses                                    9,140        22,636
                                               ----------    ----------
Total current assets                              552,862       746,369
Property and equipment, net                     2,068,556     2,356,581
Other assets                                        8,105        56,188
                                               ----------    ----------
Total assets                                  $ 2,629,523   $ 3,159,138
                                              ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities      $ 1,545,204  $  1,119,070
Current portion of long term liabilities           96,444       143,364
Deferred revenue                                  120,509       124,788
                                              -----------  ------------
Total current liabilities                       1,762,157     1,387,222
Long-term liabilities                             457,496       462,430
Stockholder's equity                              409,870     1,309,486
                                              -----------  ------------
Total liabilities and stockholders equity     $ 2,629,523  $  3,159,138

NOTE 17 - FINANCIAL CONDITION

The Company has a deficiency in stockholder's equity at December 31, 1997 of approximately $1,404,000 and a deficit in working capital of approximately $2,810,000. These conditions result from losses from operations in recent years. The Company continues to work with its creditors to restructure its obligations and, as discussed in Note 16, plans to sell its principal operating subsidiary in the near future. The Company believes that these actions will enable it to satisfy its obligations in the future. However, the ability to continue operating during 1998 is dependent upon the forbearance of certain creditors of the Company and the availability of short-term credit on an as-needed basis. While management believes it can work through these issues, there can be no assurance it will be successful, in which event, the Company may not be able to continue as a going concern.

NOTE 18 - EXTRAORDINARY GAIN

The extraordinary gain results from liabilities of the Company's Cal-Central Marketing subsidiary that had its charter terminated during 1997, and which had the effect of discharging those obligations as they pertain to the Company. The obligations discharged totaled $493,386 and are presented in the Consolidated Statement of Operations as an extraordinary gain net of applicable income taxes of $187,500.

NOTE 19 - LINE OF CREDIT

During 1997, the Company obtained a $100,000 line of credit from a bank that expires in September 1998. Borrowings on the line bear interest at the prime rate. The President of the Company has pledged as collateral a $75,000 certificate of deposit that is personally held, and he and his spouse have executed a personal guarantee for the remaining $25,000 on the line. There were no borrowings on the line during 1997.