Form 10QSB
period 1998-03-31
UNICO INC
filed 1998-05-20
CIK 797564

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 1998

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998
Commission File # 0-15303

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

Class:  Common Stock, $.01 Par Value

Number of shares outstanding as of May 15, 1998
2,119,077

UNICO, Inc.

INDEX

Page No.

PART 1 - FINANCIAL INFORMATION

Item 1  Consolidated Balance Sheets
     	  March 31, 1998 and December 31, 1997		           3

     	  Consolidated Statements of Operations
        For the Quarter Ended March 31, 1998
        and the Quarter Ended March 31, 1997		           5

        Consolidated Statements of Cash Flow
        For the Quarter Ended March 31, 1998
        and the Quarter Ended March 31, 1997		           6

        Notes to Interim Consolidated Financial
        Statements                                       7

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations    9


PART 11 - OTHER INFORMATION                             11

SIGNATURE PAGE                                          13

PART 1.  FINANCIAL INFORMATION

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                            1 of 2


                                              March 31,       December 31,
ASSETS                                          1998              1997
-------                                       ---------       ------------

CURRENT:

Cash and cash equivalents	                    $  90,036	       $  129,860
Accounts receivable:
 Trade (net of allowance for
 Uncollectible accounts of
 $82,900 and $60,000)                           275,705           292,003
Inventory                                       166,114           119,203
Other receivables                               134,911             2,877
Prepaid expenses                                  2,328             9,140
                                              ----------        ----------
	Total current assets                           669,094           553,083

PROPERTY:

Printing and office equipment                 3,513,286         3,428,274
Computer equipment and software                 604,591           604,591
Transportation equipment                        138,693           138,693
Leasehold improvements                           63,063            63,063
                                            ------------      ------------
Total                                         4,319,633         4,234,621
Less accumulated depreciation                (2,368,897)
(2,166,065)
                                            ------------      ------------
Net property and equipment                    1,950,736         2,068,556

DEPOSITS AND OTHER ASSETS                        15,155            18,302
                                            ------------      ------------
TOTAL ASSETS                                $ 2,634,985       $ 2,639,941
                                            ============      ============

The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                               2 of 2

                                              March 31,       December 31,
LIABILITIES & STOCKHOLDERS' EQUITY       	      1998              1997
                                              ---------       ------------
CURRENT LIABILITIES:
Accounts payable                            $ 1,011,708	      $ 1,307,198
Accrued liabilities                             709,649           485,433
Notes payable, current portion                1,428,977         1,449,384
Deferred revenue                                267,351           120,509
                                            ------------      ------------
Total current liabilities                     3,417,685         3,362,524

LONG TERM LIABILITIES:
Notes payable                                   360,622           360,622
Deferred rent                                   320,874           320,874
                                            ------------      ------------
Total long term liabilities                     681,496           681,496
                                            ------------      ------------
Total liabilities                             4,099,181         4,044,020

COMMITMENTS AND CONTINGENCIES (Note 2)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
5,000,000 shares authorized;
designated as:
Redeemable Preferred;
70 shares issued and outstanding	                     1                 1
	Series A Convertible Preferred	                  -                 -
	Series B Preferred		                             -                 -
Series C Preferred stock, $.01
par value; voting on the basis of
4 votes to 1 vote for the common
stock, preferred in liquidation at
$1 per share over common shareholders,
convertible into common stock on the
basis of 4 common shares for each
preferred share, with automatic
conversion on August 1, 1998;
authorized, 2,000,000 shares,
authorized, 428,185 shares issued
and outstanding                                    4,282            4,282
Common stock - $.01 par value;
20,000,000 shares authorized;
2,119,077 shares issued and
outstanding			                                    21,191           21,191
Additional paid-in capital                     6,801,008        6,801,008
Deferred compensation                             (4,557)          (4,557)
Accumulated deficit                           (8,286,121)	     (8,226,004)
                                             ------------     ------------
Total deficiency in stockholders'equity		     (1,464,196)	     (1,404,079)
                                             ------------     ------------
TOTAL LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY                         $ 2,634,985      $ 2,639,941
                                             ============     ============

The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997


                                             1998          1997
                                             ----          ----
REVENUES:

Other							                              $  7,973	     $ 468,377

TOTAL REVENUES                               7,973        468,377

EXPENSES:

General and administrative                 117,882        100,490
Interest expense - affiliate                  -	           23,211
Interest expense - other                     5,681         20,220
                                          --------       --------
TOTAL EXPENSES                             123,563        143,921
                                          --------       --------
NET INCOME (LOSS) BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS               (115,590)       324,456

INCOME TAX PROVISION                             0              0

NET INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS                                (115,590)       324,456

GAIN FROM OPERATIONS TO BE DISCONTINUED:

Income from operations of subsidiary to
be sold, net of an income tax provision
of $9,000 in 1998 and $9,000 in 1997        55,473	        27,345
                                        -----------    ----------
NET INCOME LOSS                         $  (60,117)    $  351,801
                                        ===========    ==========
BASIC NET INCOME (LOSS) PER
COMMON SHARE:

Weighted average common shares
Outstanding                              2,119,077	     2,119,077
                                        -----------    ----------
Loss from continuing operations         $    (.055)	   $     .153
Income from discontinued operations           .026           .013
                                        -----------    ----------
Net income (loss) per common share      $    (.029)    $     .166
                                        ===========    ==========

The accompanying Notes To Financial Statements are an integral part of the financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                            1998           1997
                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $  (60,117)    $ 351,801
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization            170,932   	   105,493
  Provision for bad debts                   22,900        28,610
  Deferred income taxes                      9,000         9,000

Changes in operating assets and
liabilities:
  Accounts and notes receivable           (115,736)	   (128,030)
  Prepaid expenses and inventory           (40,099)	   (101,586)
  Deposits and other                         3,147	     (59,672)
  Accounts payable and accrued
   liabilities				                         (71,274)     389,943
  Deferred revenue                         146,842       (1,965)
                                         ----------    ---------
Net Cash Provided by (Used in) Operating
Activities                                  65,595      593,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Territory Buy Back Allowance                  -	        (497,500)
Purchase of property                       (85,012)      (46,398)
                                          ---------    ----------
Net Cash Provided by (Used in)
Investing Activities			                    (85,012)	    (543,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debentures                         0             0
Proceeds from notes payable                      0	      151,125
Payment of notes payable                   (20,407)      (36,560)
Payment of funding costs                         0             0
                                         ----------   ----------
Net Cash Provided (Used In)
Financing Activities                       (20,407)      114,565
                                         ----------   ----------
CHANGE IN CASH AND CASH EQUIVALENTS:       (39,824)	     164,261
Cash and Cash Equivalents -
 Beginning of Period			                    129,860       231,971
                                         ---------    ----------
Cash and Cash Equivalents -
 End of Period				                       $  90,036	   $  396,232
                                         =========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for income taxes               $       0	   $        0
Cash paid for interest                   $   5,681	   $   20,220
                                         =========    ==========

The accompanying Notes To Financial Statements are an integral part of the financial statements.

UNICO, Inc.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 1998 and 1997
--------------------------------------------------

1.  BASIS OF PRESENTATION
-------------------------

The interim consolidated financial statements at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1997 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying unaudited interim financial statements for the three month period ended March 31, 1998 are not necessarily indicative of the results which can be expected for the entire year.

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

2.  COMMITMENTS & CONTINGENCIES
-------------------------------

The Company is exposed to various legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

3.  INCOME TAXES
----------------

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

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount.
The income tax expense of $9,000 reflected in the Statements of Operations for the quarter ended March 31, 1998 and March 31, 1997 represents state income taxes payable by United Marketing Solutions, Inc. on first quarter profits that are not impacted by the net operating loss carryforwards.

4.  SUBSIDIARY RESTRUCTURING
----------------------------

Certain amounts in the 1997 financial statements as reported herein have been reclassified to conform with the 1998 presentation. These reclassifications relate primarily to reporting discontinued operations. These reclassifications had no effect on the net income or loss, total current assets or total current liabilities as previously reported.

During 1997, the Company decided to dispose of its principal operating subsidiary United Marketing Solutions, Inc. (formerly United Coupon Corporation), by sale if a suitable purchaser could be obtained. Accordingly, the results of operations for 1998 and 1997 have been presented showing the results of continuing operations and discontinued operations, net of applicable income taxes. A summary of the subsidiary's operations for the three months ended March 31, 1998 and 1997 are as follows:

                                        1998           1997
                                       ------         ------
REVENUE
Printing, design and advertising
sales, net                         $ 1,195,648	    $ 1,447,291
Franchise fees                  				   138,785          72,685
Other	                                  50,272            -
                                   -----------     -----------
Total revenue				                    1,384,705       1,519,976

EXPENSES
Cost of sales                          797,930         989,547
Franchise development                  130,044          79,350
General and administrative             392,258         414,734
                                    ----------     -----------
Total expenses                       1,320,232       1,483,631
                                    ----------    	-----------
NET INCOME BEFORE INCOME TAX
(PROVISION)	                            64,473          36,345

INCOME TAX PROVISION                     9,000	          9,000
                                     ---------       ---------
NET INCOME                           $  55,473	      $  27,345
                                     =========       =========

5.  CORPORATE RESTRUCTURING
---------------------------

At its meeting on December 31, 1997, the stockholders approved a reverse split of all of the Company's outstanding common and preferred shares on a one-for-four basis. All share amounts presented in the financial statements have been adjusted to reflect this reverse split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals, are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

Liquidity and Capital Resources
-------------------------------

The Company's principal measures of liquidity are cash, certificates of deposit, accounts receivable and salable inventory. Also, management deems appropriately managed and collateralized bank lines of credit as a proper supplement to its liquidity.

The Company's working capital was a deficit $2,748,591 at March 31, 1998, a 2% improvement from December 31, 1997. This change reflects: a reduction in Cash and Equivalents of $39,824 resulting primarily from the net loss from operations for the period; a net increase of $115,736 in Trade and Other Accounts Receivable; an increase of $46,911 in paper and work in process Inventory at United Marketing Solutions, Inc. ("United Marketing"); a decrease of $6,812 in Prepaid Expenses related to utilization of lower annual insurance renewals and similar contracts; These changes were impacted by a decrease of $295,490 in Accounts Payable and a $224,216 increase in Accrued Liabilities related to accrual of seasonal operating costs at United Marketing, as well as accrual of costs related to potential sale of United Marketing. Working capital was also aided by a $20,407 reduction in the current portion of Notes Payable net of principal payments made during the period. Deferred Revenue increased by $146,842 during the period.

Long term liabilities were unchanged during the period.

Management adopted a restructuring plan for its subsidiary Cal-Central Marketing Corporation during 1995. Management abandoned its restructuring plan for Cal-Central during the fourth quarter of 1996 and wrote off remaining accounts receivable and goodwill associated with this operation. During the quarter ended March 31, 1997, management determined that appropriate actions had been taken to eliminate the ultimate liability for approximately $403,000 of Cal-Central obligations. These amounts were written off during such period, resulting in other income of an equal amount. Had this action not been taken, the Company would have experienced a consolidated operating loss of approximately $51,000 during the three-month period ended March 31, 1997.

Results of Operations - Quarter Ended March 31, 1998 as Compared
to the Quarter Ended March 31, 1997
----------------------------------------------------------------

Total revenues for the Company decreased by 30% during the three month period of 1998, after restatement of both periods to reflect the plan to discontinue, through potential sale, the operations of the Company's remaining operating subsidiary, United Marketing. This decline reflects a reduction of $251,643 in printing, advertising and design sales to third parties and a $418,105 decline in other revenue as a result of one-time income received during the first quarter of 1997 related to write-off of approximately $403,000 of Cal-Central Marketing obligations that management determined would not require ultimate payment. These declines were partially offset by a $66,100 increase in franchise fee revenues during the 1998 period. Overall, the decline in total revenue reflects the dilution of management's efforts related to attempts to locate a suitable purchaser for United Marketing and continuing limited working capital availability.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expenses, decreased by $191,618, during the 1998 quarter in contrast to the same period in 1997. This decrease is directly related to the decline in printing advertising and design sales as well as tight cost containment actions.

General and Administrative Expense decreased by $5,083 over the same period last year primarily as a result of lower overall level of business and required administrative functions.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting United
Marketing franchises, was $50,694 higher than the prior year, reflecting expanded sales efforts, including use of third party franchise sales organizations.

Interest Expense decreased $37,750 over the same period last year as a result of conversion of convertible debenture debt to equity during the past year.

Consolidated Net Loss for the current quarterly period was $60,117 compared to net income of $351,801 for the prior year. As noted above, the 1997 period was aided by the recognition of approximately $403,000 of non-recurring income related to the write-off of Cal-Central obligations that were deemed extinguished during the period.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------
Omitted from this report as inapplicable.

Item 2.  Changes in Securities
------------------------------
Omitted from this report as inapplicable.

Item 3.  Default Upon Senior Securities
---------------------------------------
Omitted from this report as inapplicable.

Item 4.  Submission of Matters to Vote of Securities Holders
------------------------------------------------------------
Omitted from this report as inapplicable.

Item 5.  Other Information
--------------------------
On May 12, 1998, 428,185 shares of the Company's Series C
Preferred Stock (the "Preferred Shares") were delivered to Shane
Sutton, Esquire, 689 Fifth Avenue - Sixth Floor, New York, New York 10022, as Escrow Agent (the "Escrow Agent"), for the account of T.C. Equities, Ltd., a Bahamas corporation ("T.C. Equities"), pursuant to a series of agreements between Renaissance Capital
Partners I, a Oklahoma Limited partnership, ("Renaissance"),
Duncan-Smith Company, a Oklahoma corporation ("Duncan-Smith") and Next Generation Media Corporation, a Nevada corporation ("NexGen"), between the Company and NexGen and between NexGen and T. C. Equities. Pursuant to these agreements,
T. C. Equities, acquired effective control of the Company through its ownership of the Preferred Shares, which represent 44% of the total votes entitled to be cast by the holders of all classes of the Company's capital stock, and the agreement of the Company's current Board of Directors to resign from office, appointing T. C. Equities nominees to fill the vacancies thereby created, upon the consummation of the sale of the Company's sole operating subsidiary, United Marketing Solutions, Inc., formerly
United Coupon Corporation, ("United") to NexGen (the "United
Acquisition").  The Preferred Shares were acquired from
Renaissance and Duncan-Smith by NexGen, simultaneously with its acquisition of all of the Company's subordinated debt, in exchange for an aggregate consideration to the holders of the Preferred Shares and Subordinated Debt consisting of: (i) cash in the amount of $100,000; (ii) 250,000 shares of NexGen
Series A Callable, Convertible Cumulative Preferred Stock; and
(iii) ten year warrants to purchase 166,667 shares of NexGen's' common stock (subject to adjustment) at an exercise price of $.16 per share. As part of that transaction, all of the Company's subordinated debt obligations were forgiven and the dividend preference of the Preferred Shares upon liquidation was canceled. The source of the cash portion of the consideration paid by NexGen for the Preferred Shares, was T. C. Equities, which invested $350,000 in NexGen in exchange for: (x) 70,000 shares of NexGen Series B Callable Convertible Cumulative Preferred
Stock; (y) five year warrants to purchase 250,000 shares of NexGen's Common Stock (subject to adjustment) at an exercise price of $.16 per share; and (z) an agreement to transfer and deliver the Preferred Shares and certain shares of the Company's
Common Stock (and any options to purchase shares of the Company's common stock) currently held by certain members of the Company's
Board of Directors (the "Director Shares") to T.C. Equities.
Pursuant to agreements between NexGen and directors, Leon Zadel, Gerard R. Bernier and Gerald Bomstad, Jr., these individuals agreed to surrender the Director Shares to be conveyed to T.C.
Equities (and in the case of director, Bomstad, a promissory note from UNICO having a principal balance of $12,000, and accrued interest of $1,400, to be forgiven by NexGen) to NexGen in exchange for 8,747,806 and 37,600 shares of NexGen common stock, respectively (and in the case of director, Bomstad, five year options to purchase 1,787 shares of NexGen common stock at an exercise price of $.16 per share). The Director Shares represent
103% of the total votes entitled to be cast by the holders of all classes of the Company's capital stock. Accordingly, upon the consummation of the sale of United to NexGen, T.C. Equities will control 55% of the total votes entitled to be cast by the holders of all classes of the Company's capital stock. Until the United Acquisition is completed, after submission to and approval by the Unico stockholders at a special meeting to be called for such purpose, the Preferred Shares and the Director
Shares are held in escrow by the Escrow Agent who is required to vote affirmatively therefor, but to otherwise refrain from any other voting of such shares.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
A.  Exhibits
    27 Financial Data Schedule Pursuant to EDGAR filing requirements for the period ending March 31, 1998, filed herewith this Form 10QSB dated May 15, 1998.

B.  Reports on Form 8-K
    There were no reports on Form 8-K filed during the three-month period ended March 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

UNICO, INC.

May 20, 1998

By:  /s/Gerard R. Bernier
     --------------------
     Chief Executive Officer and President


May 20, 1998

By:  /s/Subhash Ghei
     ---------------
     Chief Financial Officer