Form 10QSB
period 1998-06-30
UNICO INC
filed 1998-11-06
CIK 797564

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 1998

OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998
Commission File # 0-15303

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

Class:  Common Stock, $.01 Par Value

Number of shares outstanding as of August 18, 1998
2,119,077

UNICO, Inc.

INDEX

Page No.

PART 1 - FINANCIAL INFORMATION

Item 1  Consolidated Balance Sheets
     	  June 30, 1998 and December 31, 1997		                  3 & 4

     	  Consolidated Statements of Operations
    	        For the Quarter Ended June 31, 1998
	            and the Quarter Ended June 31, 1997	                5

             For the Six Months Ended June 30, 1998              6
             And the Six Months ended June 30, 1998

        Consolidated Statements of Cash Flow
             For the Quarter Ended June 30, 1998
     	       and the Quarter Ended June 30, 1997	                7

        Notes to Interim Consolidated Financial
        Statements                                               8

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations           10


PART 11 - OTHER INFORMATION
13

SIGNATURE PAGE
15

PART 1.  FINANCIAL INFORMATION

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                         1 of 2

ASSETS                                        June 30,       December 31,
                                                1998              1997
-------                                       ---------       ------------

CURRENT:

Cash and cash equivalents	                    $  89,342	       $  129,860
Accounts receivable:
 Trade (net of allowance for
 Uncollectible accounts of
 $40,163 and $60,000)                           267,835           292,003
Inventory                                       204,116           119,203
Other receivables                                     0             2,877
Prepaid expenses                                      0             9,140
                                              ----------        ----------
	Total current assets                           561,293           553,083

PROPERTY:

Printing and office equipment                 3,513,286         3,428,274
Computer equipment and software                 604,591           604,591
Transportation equipment                        138,693           138,693
Leasehold improvements                           63,063            63,063
                                            ------------      ------------
Total                                         4,319,633         4,234,621
Less accumulated depreciation                (2,482,532)       (2,166,065)
                                            ------------      ------------
Net property and equipment                    1,837,101         2,068,556

DEPOSITS AND OTHER ASSETS                         8,105            18,302
                                            ------------      ------------
TOTAL ASSETS                                $ 2,406,499       $ 2,639,941

The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                               2 of 2

                                              June 30,        December 31,
LIABILITIES & STOCKHOLDERS' EQUITY       	      1998              1997
                                              ---------       ------------
CURRENT LIABILITIES:
Accounts payable                            $   948,677	      $ 1,307,198
Accrued liabilities                             444,149           485,433
Notes payable, current portion                  202,934         1,449,384
Deferred revenue                                 82,623           120,509
                                            ------------      ------------
Total current liabilities                     1,678,383         3,362,524

LONG TERM LIABILITIES:
Notes payable                                   307,398           360,622
Deferred rent                                   331,374           320,874
                                            ------------      ------------
Total long term liabilities                     638,772           681,496

Total liabilities                             2,317,155         4,044,020

COMMITMENTS AND CONTINGENCIES (Note 2)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
5,000,000 shares authorized;
designated as:
Redeemable Preferred;
70 shares issued and outstanding	                     1                 1
	Series A Convertible Preferred	                      -
-
	Series B Preferred		                                 -
-
Series C Preferred stock, $.01
par value; voting on the basis of
4 votes to 1 vote for the common
stock, preferred in liquidation at
$1 per share over common shareholders,
convertible into common stock on the
basis of 4 common shares for each
preferred share, with automatic
conversion on August 1, 1998;
authorized, 2,000,000 shares,
authorized, 428,185 shares issued
and outstanding                                    4,282            4,282
Common stock - $.01 par value;
20,000,000 shares authorized;
2,119,077 shares issued and
outstanding			                                    21,191
21,191
Additional paid-in capital                     6,801,008        6,801,008
Deferred compensation                             (4,557)          (4,557)
Accumulated deficit                           (6,732,581)	     (8,226,004)
                                             ------------     ------------
Total stockholders'equity		                       89,344
(1,404,079)
                                             ------------     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $ 2,406,499      $ 2,639,941

The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED June 30, 1998 AND 1997


                                            1998          1997
                                            ----          ----
REVENUES:

Coupon and advertising sales,
    Net of discounts and allowances        $     0      $1,585,896
Franchise fees                                   0           5,433
Other	                              						       0
97,191
	                                          ---------     ----------
TOTAL REVENUES                                   0       1,688,520

EXPENSES:

Production                                       0      1,161,525
General and administrative                 (73,153)       581,372
Franchise development                            0         14,806
Interest expense - affiliate                     0         19,331
Interest expense - other                     7,048         38,534
                                          ---------     ---------
TOTAL EXPENSES                             (66,105)     1,815,568
                                          ---------     ---------

NET INCOME (LOSS) BEFORE INCOME TAXES       66,105       (127,048)
DEFERRED INCOME TAX EXPENSE                      0          9,000
                                          ---------     ----------
NET INCOME (LOSS) BEFORE TAX
EXTRAORDINARY ITEM                          66,105       (136,048)

EXTRAORDINARY GAIN FROM FORGIVENESS
OF DEBT                                  1,314,248              0

EXTRAORDINARY GAIN FROM BUSINESS
DISSOLUTION                                173,187        429,385
                                        -----------      ---------

NET INCOME (LOSS)                       $1,553,540       $293,337
                                        ===========      =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              2,119,077       2,119,077
                                        -----------     -----------

NET INCOME (LOSS) PER COMMON SHARE       $    .733      $     .138
                                        ===========     ===========

The accompanying Notes To Financial Statements are an integral part of the financial statements.


UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED June 30, 1998 AND 1997


                                            1998          1997
                                            ----          ----
REVENUES:

Coupon and advertising sales,
    Net of discounts and allowances      $       0      $3,033,187
Franchise fees                                   0          78,118
Other	                              						   7,973
225,946
	                                         ---------     ----------
TOTAL REVENUES                               7,973       3,337,251

EXPENSES:

Production                                       0      2,151,072
General and administrative                  44,729      1,054,946
Franchise development                            0        141,505
Interest expense - affiliate                     0         46,422
Interest expense - other                    12,729         54,874
                                          ---------     ---------
TOTAL EXPENSES                              57,458      3,448,819
                                          ---------     ---------

NET INCOME (LOSS) BEFORE INCOME TAXES      (49,485)      (111,568)
DEFERRED INCOME TAX EXPENSE                      0         18,000
                                          ---------     ----------
NET INCOME (LOSS) BEFORE TAX
EXTRAORDINARY ITEM                         (49,485)      (129,568)

EXTRAORDINARY GAIN FROM FORGIVENESS
OF DEBT                                  1,314,248              0

EXTRAORDINARY GAIN FROM BUSINESS
DISSOLUTION                                228,660        429,385
                                        -----------      ---------

NET INCOME (LOSS)                       $1,493,423       $299,817
                                        ===========      =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              2,119,077       2,119,077
                                        -----------     -----------

NET INCOME (LOSS) PER COMMON SHARE       $    .705      $     .142
                                        ===========     ===========

The accompanying Notes To Financial Statements are an integral part of the financial statements.


UNICO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 1998 AND 1997


                                            1998          1997
                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $1,493,423      $  299,817
Adjustments to reconcile net income
To net cash provided by operating
activites:
Depreciation and amortization              316,467         210,286
Provision for bad debts                    (19,837)         60,938
Deferred income taxes                       18,000          18,000

Changes in operating assets
And liabilities:
Accounts and notes receivable               24,168       (166,100)
Prepaid expenses and inventory             (72,896)       (36,864)
Deposits and other                               0        (14,067)
Accounts payable and accrued liabilities  (399,805)      (125,737)
Deferred revenue                            37,866       (124,788)
                                         ----------     ----------
Net Cash Provided by (Used in)
Operating Activities                     1,397,406        121,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Territory Buy Back Allowance
Credits granted                                  0        (32,542)
Purchase of property                       (85,012)       (81,077)
                                        -----------     ----------
Net Cash Provided by (Used in)
Investing Activities                       (85,012)      (113,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                175,500         31,894
Payment of notes payabe                    (87,000)       (64,662)
Debt forgiveness                        (1,441,412)             0
                                        -----------     ----------
Net Cash Provided (Used In)
Financing Activities                    (1,352,912)       (32,768)
                                        -----------     ----------

CHANGE IN CASH AND CASH EQUIVALENTS:       (40,518)        (24,902)
Cash and Cash Equivalents -
Beginning of Period                        129,860         233,971
                                        -----------     -----------
Cash and Cash Equivalents -
End of Period                           $   89,342      $  209,069
                                        ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes              $        0      $        0
Cash paid for interest                  $   12,729          31,088

The accompanying Notes To Financial Statements are an integral part of the financial statements.

UNICO, Inc.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 1998 and 1997

1.  BASIS OF PRESENTATION

The interim consolidated financial statements at June 30, 1998 and for the three month and six month periods ended
June 30, 1998 and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1997 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying unaudited interim financial statements for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results which can be expected for the entire year.

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

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $9,000 and $18,000, reflected in the Statements of Operations for the quarter and six month periods ended June 30, 1998, represents state income taxes payable by United Marketing on operating profits that are not impacted by available net operating loss carryforwards.

4. SUBSIDIARY RESTRUCTURING

Certain amounts in the 1997 financial statements as reported herein have been reclassified to conform with the 1998 presentation. These reclassifications relate primarily to reporting discontinued operations. These reclassifications had no effect on the net income or loss, total current assets or total current liabilities as previously reported.

During 1997, the Company decided to dispose of its principal operating subsidiary United Marketing Solutions, Inc. (formerly United Coupon Corporation), by sale if a suitable purchaser could be obtained. Accordingly, the results of operations for 1998 and 1997 have been presented showing the results of continuing operations and discontinued operations, net of applicable income taxes. A summary of the subsidiary's operations for the three month and six month periods ended June 30, 1998 as follows:

                          3 Months Ended	   6 Months Ended
                           June 30, 1998	    June 30, 1998
                          ---------------------------------
REVENUE
Printing, design and
advertising sales, net 	     $1,235,708         $2,431,356
Franchise fees                        0            138,785
Other                           369,659            419,931
                             ----------         ----------
Total revenue                 1,605,367          2,990,072

EXPENSES
Cost of sales                   970,748          1,768,678
Franchise development                 0            130,044
General and administrative      452,432            844,690
                             ----------          ---------
Total expenses                1,423,180          2,743,412

NET INCOME BEFORE INCOME TAX
(PROVISION)				                 182,187            246,660

INCOME TAX PROVISION              9,000             18,000
                             ----------         ----------
NET INCOME                   $  173,187         $  228,660

5. CORPORATE RESTRUCTURING

On May 12, 1998, $1,314,248 of subordinated notes previously owed to various third parties, were acquired, along with all issued and outstanding shares of the Company's Series C Preferred Stock, in connection with a series of agreements among Renaissance Capital Partners I, a Texas limited partnership ("Renaissance"), Duncan-Smith
Company, a Texas corporation ("Duncan-Smith"), and Next
Generation Media Corporation, a Nevada corporation
("NexGen"), between the Company and NexGen and between NexGen and T.C. Equities.. As a component of these agreements, the subordinated notes were forgiven, resulting in an extraordinary gain of $1,314,248 for the Company.
This gain is reflected in the accompanying financial statements.

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

The Company's working capital was a deficit $1,117,110 at June 30, 1998, a 60% improvement from December 31, 1997.
This change reflects: a reduction in Cash and Equivalents of $40,518 resulting primarily from the cash applied to payment of liabilities for the period; a net decrease of $16,298 in Trade and Other Accounts Receivable; an increase of $84,913 in paper and work in process Inventory at United Marketing Solutions, Inc. ("United Marketing"); a decrease of $9,140 in Prepaid Expenses related to utilization of annual insurance renewals and similar contracts; These changes were impacted by a decrease of $358,521 in Accounts Payable and a $41,286 decrease in Accrued Liabilities related to utilization of seasonally accrued operating costs at United Marketing. Working capital was also aided by a $1,246,450 reduction in the current portion of Notes Payable related to principal payments made on bank debt and write-off of $1,314,248 of debenture debt that was forgiven during the period. These amounts were partially offset by $175,000 of additional borrowings during the period. Deferred Revenue also decreased by $37,886 during the period.

Long term liabilities decreased by $42,724 during the period.

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

Results of Operations - Quarter Ended June 30, 1998
as Compared to the Quarter Ended June 30, 1997

Total revenues for the Company decreased by 5% during the three month period ended June 30, 1998, compared to the same period in 1997, after restatement of both periods to reflect the plan to discontinue, through potential sale, the operations of the Company's remaining operating subsidiary, United Marketing. This decline reflects a reduction of $350,188 in printing, advertising and design sales to third parties and a $5,433 decline in franchise fees. These declines were partially offset by a $272,468 increase in other revenue during the 1998 period. Overall, the decline in total revenue reflects the dilution of management's efforts related to negotiations to sell United
Marketing and to restructure UNICO.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expenses, decreased by $190,777, during the 1998 quarter in contrast to the same period in 1997. This decrease is directly related to the decline in printing advertising and design sales.

General and Administrative Expense decreased by $202,093 over the same period last year primarily as a result of lower overall level of business and required administrative functions.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting
United Marketing franchises, was $14,806 lower than the prior year, reflecting attention directed to restructuring activities, as opposed to new franchise sales.

Interest Expense decreased $50,817 over the same period last year as a result of conversion of convertible debenture debt to equity during the past year.

An extraordinary gain of $1,314,248 was recorded during May
1998, as a result of forgiveness of an equal amount of subordinated debenture debt by the holder. No income tax provision was deemed necessary for this gain due to available net operating loss carryforward amounts.

Extraordinary gain related to Business Dissolution of United Marketing was $173,187 for the current period compared to $429,385 for the same period in 1997. The 1997 period was aided by approximately $403,000 of non-recurring income related to the write-off of Cal-Central obligations that were deemed extinguished during the period.

Consolidated Net Income for the current quarterly period was $1,553,540 compared to net income of $293,337 for the prior year.

Results of Operations - Six Months Ended June 30, 1998
as Compared to the Six Months Ended June 30, 1997

Total revenues for the Company decreased by 10% during the six month period ended June 30, 1998, compared to the same period in 1997, after restatement of both periods to reflect the plan to discontinue, through potential sale, the operations of the Company's remaining operating subsidiary, United Marketing. This decline reflects a reduction of $601,831 in printing, advertising and design sales to third parties and a $60,667 increase in franchise fees. These changes were partially offset by a $201,958 increase in other revenue during the 1998 period. Overall, the decline in total revenue reflects the dilution of management's efforts related to negotiations to sell United
Marketing and to restructure UNICO.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expenses, decreased by $382,394, during the 1998 period in contrast to the same period in 1997. This decrease is directly related to the decline in printing advertising and design sales.

General and Administrative Expense decreased by $165,527 over the same period last year primarily as a result of lower overall level of business and required administrative functions.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting
United Marketing franchises, was $11,461 lower than the prior year, reflecting attention directed to restructuring activities, as opposed to new franchise sales.

Interest Expense decreased $42,145 over the same period last year as a result of conversion of convertible debenture debt to equity during the past year.

An extraordinary gain of $1,314,248 was recorded during May
1998, as a result of forgiveness of an equal amount of subordinated note debt by the holder. No income tax provision was deemed necessary for this gain due to available net operating loss carryforward amounts.

Extraordinary gain related to Business Dissolution of United Marketing was $228,660 for the current period compared to $429,385 for the same period in 1997. The 1997 period was aided by approximately $403,000 of non-recurring income related to the write-off of Cal-Central obligations that were deemed extinguished during the period.

Consolidated Net Income for the current six-month period was $1,493,423 compared to net income of $299,817 for the prior year.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Omitted from this report as inapplicable.

Item 2.     Changes in Securities

Omitted from this report as inapplicable.

Item 3.     Default Upon Senior Securities

Omitted from this report as inapplicable.

Item 4.     Submission of Matters to Vote of Securities
Holders

Omitted from this report as inapplicable.

Item 5.     Other Information

On May 12, 1998, 428,185 shares of the Company's Series C
Preferred Stock (the "Preferred Shares") were delivered to
Shane Sutton, Esquire, 689 Fifth Avenue, Sixth Floor, New
York, New York 10022, as Escrow Agent (the "Escrow Agent"), for the account of T.C. Equities, Ltd., a Bahamas corporation ("T.C. Equities"), pursuant to a series of agreements between Renaissance Capital Partners I, a Texas limited partnership, ("Renaissance"), Duncan-Smith
Company, a Texas corporation ("Duncan-Smith") and Next
Generation Media Corporation, a Nevada corporation
("NexGen"), between the Company and NexGen and between NexGen and T. C. Equities. Pursuant to these agreements,
T. C. Equities acquired effective control of the Company through its ownership of the preferred shares, which represent 44.7% of the total votes entitled to be cast by the holders of all classes of the Company's capital stock, and the agreement of the Company's current Board of Directors to resign from office, appointing T. C. Equities' nominees to fill the vacancies thereby created, upon the consummation of the sale of the Company's sole operating subsidiary, United Marketing Solutions, Inc., formerly
United Coupon Corporation, ("United") to NexGen (the
"United Acquisition"). The Preferred Shares were acquired from Renaissance and Duncan-Smith by NexGen, simultaneously with its acquisition of all of the Company's subordinated debt, in exchange for an aggregate consideration to the holders of the Preferred Shares and Subordinated Debt consisting of: (i) cash in the amount of $100,000; (ii)
250,000 shares of NexGen Series A Callable, Convertible
Cumulative Preferred Stock; and (iii) ten year warrants to purchase 166,667 shares of NexGen's-common stock (subject to adjustment) at an exercise price of $.16 per share. As part of that transaction, all of the Company's subordinated debt obligations were forgiven and the dividend preference of the Preferred Shares upon liquidation was canceled. The source of the cash portion of the consideration paid by NexGen for the Preferred Shares, was T. C. Equities, which invested $350,000 in NexGen in exchange for: (x) 70,000 shares of NexGen Series B Callable Convertible Cumulative
Preferred Stock; (y) five year warrants to purchase
250,000 shares of NexGen's Common Stock (subject to adjustment) at an exercise price of $.16 per share; and (z) an agreement to transfer and deliver the Preferred Shares and certain shares of the Company's Common Stock (and the cancellation of any options to purchase shares of the Company's common stock) currently held by certain members of the Company's Board of Directors (the "Director Shares") to T.C. Equities. Pursuant to agreements between NexGen and directors, Leon Zadel, Gerard R. Bernier and
Gerald Bomstad, Jr., these individuals agreed to surrender the Director Shares to be conveyed to T.C. Equities (and in the case of director, Bomstad, a promissory note from UNICO having a principal balance of $12,000, and accrued interest of $1,400, to be forgiven by NexGen) to NexGen in exchange for 8,747, 329 and 37,600 shares of NexGen common stock, respectively (and in the case of director, Bomstad, five year options to purchase 1,787 shares of NexGen common stock at an exercise price of $.16 per share). The
Director Shares represent 10.3% of the total votes entitled to be cast by the holders of all classes of the Company's capital stock. Accordingly, upon the consummation of the sale of United to NexGen, T.C. Equities will control 55% of the total votes entitled to be cast by the holders of all classes of the Company's capital stock.
Until the United Acquisition is completed, after submission to and approval by the UNICO stockholders at a special meeting to be called for such purpose, the Preferred Shares and the Director Shares are held in escrow by the Escrow
Agent who is required to vote affirmatively therefor, but to otherwise refrain from any other voting of such shares.

Item 6.     Exhibits and Reports on Form 8-K

A. Exhibits
27 Financial Data Schedule - Pursuant to EDGAR filing requirements for the period ended June 30, 1998, filed herewith this form 10-QSB dated August 18, 1998.

B. Reports on Form 8-K
Form 8-K was filed June 19, 1998 to reflect the resignation of the Registrant's Certifying Accountants.

Form 8-KA was filed June 29, 1998 to reflect the acknowledgment and approval of the Registrant's Certifying
Accountants to the content of Form 8-K filed on June 19, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned.

UNICO, INC.


August 18, 1998

By: /s/Gerard R. Bernier
Chief Executive Officer
and President


August 18, 1998

By:/s/Gerard R. Bernier
Acting Chief Financial Officer