Form 10QSB
period 1998-09-30
UNICO INC
filed 1998-11-20
CIK 797564

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 1998

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
_____________________________________

For the Quarter Ended September 30, 1998
Commission File # 0-15303

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

Yes  [X]  	No  __

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:  Common Stock, $.01 Par Value

Number of shares outstanding as of November 9, 1998

3,831,817

UNICO, Inc.


INDEX

                                                          Page No.


PART 1 - FINANCIAL INFORMATION

Item 1    Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997          3 & 4

          Consolidated Statements of Operations
          For the Quarter Ended September 30, 1998
          and the Quarter Ended September 30, 1997            5

          For the Nine Months Ended September 30, 1998
          And the Nine Months ended September 30, 1997        6

          Consolidated Statements of Cash Flow
          For the Nine Months Ended September 30, 1998
          and the Nine Months ended September 30, 1997        7

          Notes to Interim Consolidated Financial Statements  8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                11


PART 11 - OTHER INFORMATION                                  13

SIGNATURE PAGE                                               15

PART 1.  FINANCIAL INFORMATION

UNICO, Inc.

CONSOLIDATED BALANCE SHEETS                              1 of 2

ASSETS

                                September 30,        December 31,
                                     1998                 1997
                                -------------        ------------
CURRENT:

Cash and Cash Equivalents        $  228,131           $  129,860
Accounts Receivable:
Trade(net of allowance
for uncollectible accounts
of $140,000 and $60,000)            370,008              292,003
Inventory                           129,837              119,203
Other Receivables                     3,043                2,877
Prepaid Expenses                          0                9,140
                                    -------              -------
Total current assets                731,019              553,083

PROPERTY:

Printing and office equipment	    3,513,286            3,428,274
Computer equipment and software     672,617              604,591
Transportation equipment            138,693              138,693
Leasehold improvements               63,063               63,063
                                  ---------            ---------
Total                             4,387,659            4,234,621

Less accumulated depreciation    (2,597,412)          (2,166,065)

Net property and equipment        1,790,247            2,068,556

DEPOSITS AND OTHER ASSETS             8,105               18,302
     	                           -----------          -----------
TOTAL                            $2,529,371           $2,639,941
                                 ===========          ===========




The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED BALANCE                           2 of 2

                                    September 30,    December 31,
LIABILITIES & STOCKHOLDERS' EQUITY       1998            1997
                                    -------------    ------------
CURRENT LIABILITIES:
Accounts payable                     $  612,729       $1,307,198
Accrued liabilities                     238,273          485,433
Notes payable, current portion          357,026        1,449,384
Deferred revenue                         11,290          120,509
                                     ----------       ----------
Total current liabilities             1,219,318        3,362,524

LONG TERM LIABILITIES:
Notes payable                           652,898          360,622
Deferred rent                           354,544          320,874
                                     ----------       ----------
Total long term liabilities           1,007,442          681,496

Total liabilities                     2,226,760        4,044,020

COMMITMENTS AND CONTINGENCIES (Note 2)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
5,000,000 shares authorized;
designated as: Redeemable Preferred;
70 shares issued and outstanding              1                1
Series A Convertible Preferred                -                -
Series B Preferred                            -                -
Series C Preferred stock, $.01 par
value; voting on the basis of 4 votes
to 1 vote for the common stock,
preferred in liquidation at $1 per
share over common shareholders,
convertible into common stock
on the basis of 4 common shares
for each preferred share, with
automatic conversion on August 1,
1998; authorized, 2,000,000 shares,
issued and outstanding, 428,185
shares at December 31, 1997 and zero
at September 30, 1998                          -           4,282
Common stock - $.01 par value;
20,000,000 shares authorized;
3,831,817 shares issued and
outstanding                                25,473          21,191
Additional paid-in capital              6,801,008       6,801,008
Deferred Compensation                      (4,557)         (4,557)
Accumulated deficit                    (6,519,314)     (8,226,004)
                                       -----------     -----------
Total stockholders'                       302,611      (1,404,079)
                                       -----------     -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $2,529,371      $2,639,941

The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


                                        1998                 1997

REVENUES:

Coupon and advertising sales,
net of discounts and                  $      0            $1,185,345
Franchise                                    0                 4,847
Other                                        0               118,768
                                     ----------           ----------
TOTAL REVENUES                               0             1,308,960

EXPENSES:

Production                                   0             1,258,648
General and administrative             110,717               354,679
Franchise development                        0                24,082
Interest expense - affiliate                 0                22,800
Interest expense - other                11,183                30,366
                                     ----------            ---------
TOTAL EXPENSES                         121,900             1,690,575

NET INCOME (LOSS) BEFORE
INCOME TAXES                          (121,900)             (381,615)
DEFERRED INCOME TAX EXPENSE                  0                 9,000
                                     ----------            ----------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                    (121,900)             (390,615)

EXTRAORDINARY GAIN FROM
FORGIVENESS OF DEBT                          0                     0

EXTRAORDINARY GAIN FROM BUSINESS
DISSOLUTION                            335,167                64,001
                                    ----------             ----------
NET INCOME (LOSS)                   $  213,267             $(326,614)
                                    ==========             ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                   2,677,579             2,119,077
                                    ----------            -----------
NET INCOME (LOSS) PER COMMON SHARE  $      .08            $     (.15)
                                    ==========            ===========



The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                       1998                   1997
REVENUES:

Coupon and advertising sales,
net of discounts and allowances      $      0              $ 4,218,532
Franchise fees                              0                   82,965
Other                                   7,973                  344,714
                                    ----------             ------------
TOTAL REVENUES                          7,973                4,646,211

EXPENSES:

Production                                  0                3,309,720
General and administrative            155,446                1,509,625
Franchise development                       0                  165,587
Interest expense - affiliate                0                   69,222
Interest expense - other               23,912                   85,240
                                    ----------              -----------
TOTAL EXPENSES                        179,358                5,139,394
                                    ----------              -----------
NET (LOSS) BEFORE INCOME TAXES       (171,385)                (493,183)
DEFERRED INCOME TAX EXPENSE                 0                   27,000
                                    ----------              -----------
NET (LOSS) BEFORE
EXTRAORDINARY ITEM                   (171,385)                (520,183)

EXTRAORDINARY GAIN FROM
FORGIVENESS OF DEBT                 1,314,248                        0

EXTRAORDINARY GAIN FROM
BUSINESS DISOLUTION                   563,827                  493,386
                                  ------------             ------------
NET INCOME                        $ 1,706,690              $   (26,797)
                                  ============             ============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                  2,307,290                2,119,077
                                  ------------             ------------
NET INCOME PER COMMON SHARE       $       .74              $      (.01)
                                  ============             ============



The accompanying Notes To Financial Statements are an integral part of these financial statements.

UNICO, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                        1998                  1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                           $1,706,690            $ (26,797)
Adjustments to reconcile
net income to net cash
provided by operating activities:
Depreciation and amortization           431,347               344,124
Provision for bad debts                  80,000                83,114
Deferred income taxes                    54,000                27,000

Changes in operating assets
and liabilities:
Accounts and notes receivable           (78,171)             (118,138)
Prepaid expenses and inventory           (1,494)               (6,856)
Deposits and other                       10,197               (30,682)
Accounts payable and accrued
Liabilities                            (941,629)              147,838
Deferred revenue and rent               (75,549)             (124,788)
Net Cash Provided by (Used in)       -----------            ----------
Operating Activities                 $1,185,391               294,815

CASH FLOWS FROM
INVESTING ACTIVITIES:
Territory Buy Back Allowance
credits granted                               0               (59,250)
Purchase of property                   (153.038)             (118,271)
Net Cash Provided by (Used in)
Investing Activities                   (153,038)             (177,521)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable             420,500                31,894
Payment of notes payable               (174,582)             (259,897)
Debt forgiveness regarding
notes payable                        (1,180,000)                    0
Net Cash Provided (Used In)          -----------             ---------
Financing Activities                   (934,082)             (228,003)
                                     -----------             ---------
CHANGE IN CASH AND CASH
EQUIVALENTS:                             98,271              (110,709)
Cash and Cash Equivalents -
Beginning of Period                     129,860               233,971
Cash and Cash Equivalents -           ----------            ----------
End of Period                         $ 228,131             $ 123,263
                                      ==========            ==========
SUPPLEMENTAL CASH FLOW
DISCLOSURES:
Cash paid for income taxes            $       0             $       0
Cash paid for interest                $  19,689             $  85,240


The accompanying Notes To Financial Statements are an integral part of these financial statements.
UNICO, Inc.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 1998 and 1997

1. BASIS OF PRESENTATION

The interim consolidated financial statements at September 30, 1998 and for the three month and six month periods ended September 30, 1998 and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1997 balance sheet was derived from the Company's audited financial statements.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying unaudited interim financial statements for the three month and six month periods ended September 30, 1998 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Management has determined that it is not more likely than not that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The deferred income tax expense of $36,000 and $54,000, reflected in the Statements of Operations for the quarter and nine month periods ended September 30, 1998, represent state income taxes payable by United
Marketing Solutions, Inc. on operating profits that are not impacted by available net operating loss carryforwards.

4.  SUBSIDIARY RESTRUCTURING

Certain amounts in the 1997 financial statements as reported herein have been reclassified to conform to the 1998 presentation. These reclassifications relate primarily to reporting discontinued operations. These reclassifications had no effect on the net income or loss, total current assets or total current liabilities as previously reported.

During the fourth quarter of 1997, the Company decided to dispose of its principal operating subsidiary United
Marketing Solutions, Inc. (formerly United Coupon
Corporation), by sale if a suitable purchaser could be obtained. Accordingly, the results of operations subsequent to that date have been presented showing the results of continuing operations and discontinued operations, net of applicable income taxes. A summary of the subsidiary's operations for the three-month and nine-month periods ended September 30, 1998 are as follows:

                               3 Months Ended      9 Months Ended
                             September 30, 1998	  September 30, 1998
REVENUE                      ------------------   ------------------
Printing, design and
advertising sales, net	         $   854,752          $  3,286,108
Franchise fees			                  	 59,200          	    197,985
Other                               168,792               588,723
                                ------------         -------------
Total revenue                     1,082,744             4,072,816

EXPENSES
Cost of sales                       437,036             2,205,714
Franchise development                60,360               190,404
General and administrative          214,181             1,058,871
                                ------------          ------------
Total expenses                      711,577             3,454,989
                                ------------          ------------
NET INCOME BEFORE INCOME TAX
(PROVISION)                         371,167               617,827

INCOME TAX PROVISION                 36,000                54,000
                                ------------           -----------
NET INCOME                      $   335,167		          $  563,827

5.  CORPORATE RESTRUCTURING

On May 12, 1998, $1,314,248 of subordinated notes previously owed to various third parties,were acquired, along with all issued and outstanding shares of the Company's Series C Preferred Stock, in connection with a series of agreements among Renaissance Capital Partners
I, a Texas limited partnership ("Renaissance"), Duncan-
Smith Company, a Texas corporation ("Duncan-Smith"), and
Next Generation Media Corporation, a Nevada corporation
("NexGen"), between the Company and NexGen and between NexGen and T.C. Equities.. As a component of these agreements, the subordinated notes were forgiven, resulting in an extraordinary gain of $1,314,248 for the Company.
This gain is reflected in the accompanying financial statements.

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

The Company's working capital was a deficit $488,299 at September 30, 1998, an 82% improvement from December 31,
1997. This change reflects: an increase in Cash and Equivalents of $98,271 resulting primarily from operating profits and supplemental borrowings for the period; a net increase of $78,171 in Trade and Other Accounts Receivable;
an increase of $10,634 in paper and work in process
Inventory at United Marketing Solutions, Inc. ("United
Marketing"); a decrease of $9,140 in Prepaid Expenses related to utilization of annual insurance renewals and similar contracts; These changes were impacted by a decrease of $694,469 in Accounts Payable and a $247,160 decrease in Accrued Liabilities related to utilization of seasonally accrued operating costs at United Marketing.
Working capital was also aided by a $1,092,358 reduction in the current portion of Notes Payable related to principal payments made on bank debt and write-off of $1,314,248 of debenture debt that was forgiven during the period. These amounts were partially offset by $175,000 of additional borrowings during the period. Deferred Revenue also decreased by $109,219 during the period.

Long term liabilities increased by $325,946 during the period.

Management adopted a restructuring plan for its subsidiary
Cal-Central Marketing Corporation during 1995. Management abandoned its restructuring plan for Cal-Central during the fourth quarter of 1996 and wrote off remaining accounts receivable and goodwill associated with this operation.

Results of Operations - Quarter Ended September 30, 1998
as Compared to the Quarter Ended September 30, 1997

Total revenues for the Company decreased by 17% during the three month period ended September 30, 1998, compared to the same period in 1997, after restatement of both periods to reflect the plan to discontinue, through potential sale, the operations of the Company's remaining operating subsidiary, United Marketing. This decline reflects a reduction of $330,593 in printing, advertising and design sales to third parties and a $54,353 increase in franchise fees. These items were coupled with a $50,024 increase in other revenue during the 1998 period. Overall, the decline in total revenue reflects the dilution of management's efforts related to negotiations to sell United Marketing and to restructure UNICO.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expenses, decreased by $821,612, during the 1998 quarter in contrast to the same period in 1997. This decrease is directly related to the decline in printing advertising and design sales as well as elimination of marginally profitable business activities encountered during the 1997 period.

General and Administrative Expense decreased by $29,781 from the same period last year primarily as a result of lower overall level of business and required administrative functions.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting
United Marketing franchises, was $36,278 higher than the prior year, reflecting higher levels of activity in franchise sales and support.

Interest Expense decreased $41,983 over the same period last year as a result of conversion of convertible debenture debt to equity during the past year.

An extraordinary gain of $1,314,248 was recorded during May
1998, as a result of forgiveness of an equal amount of subordinated debenture debt by the holder. No income tax provision was deemed necessary for this gain due to available net operating loss carryforward amounts.

Extraordinary gain related to Business Dissolution of United Marketing was $335,167 for the current period compared to $64,001 for the same period in 1997. The gain in 1997 was related to discontinuation of Cal-Central
Marketing business activities. The gain for 1998 includes gain from the discontinued operations of United Marketing.
There was no Cal-Central Marketing activity during the 1998 period.

Consolidated Net Income for the current quarterly period was $213,267 compared to a net loss of $326,614 for the prior year.

Results of Operations - Nine Months Ended September 30,
1998 as Compared to the Nine Months Ended September 30,
1997

Total revenues for the Company decreased by 9% during the nine month period ended September 30, 1998, compared to the same period in 1997, after restatement of both periods to reflect the plan to discontinue, through potential sale, the operations of the Company's remaining operating subsidiary, United Marketing. This decline reflects a reduction of $932,424 in printing, advertising and design sales to third parties and a $115,020 increase in franchise fees. These changes were impacted by a $251,982 increase in other revenue during the 1998 period. Overall, the decline in total revenue reflects the dilution of management's efforts related to negotiations to sell
United Marketing and to restructure UNICO.

Production Expenses, which include art development, printing, bindery, delivery, product development, distributor support and selling expenses, decreased by $1,104,006, during the 1998 period in contrast to the same period in 1997. This decrease is directly related to the decline in printing advertising and design sales, as well as elimination of marginally profitable business addressed during the 1997 period.

General and Administrative Expense decreased by $234,948 over the same period last year primarily as a result of lower overall level of business and required administrative functions.

Franchise Development Cost, which includes the cost of developing, advertising, selling, training and supporting
United Marketing franchises, was $35,543 lower than the prior year, reflecting attention directed to restructuring activities, as opposed to new franchise sales during the early portion of 1998. Such activities have increased during the third quarter of 1998.

Interest Expense decreased $130,550 from the same period last year as a result of conversion of convertible debenture debt to equity during the past year.

An extraordinary gain of $1,314,248 was recorded during May
1998, as a result of forgiveness of an equal amount of subordinated note debt by the holders. No income tax provision was deemed necessary for this gain due to available net operating loss carryforward amounts.

Extraordinary gain related to Business Dissolution was $563,827 for the current period compared to $493,386 for the same period in 1997. The 1997 period was aided by approximately $403,000 of non-recurring income related to the write-off of Cal-Central obligations that were deemed extinguished during the period. The gain during 1998 is related to the operations of United Marketing
Solutions which was designated to be sold during the fourth quarter of 1997.

Consolidated Net Income for the current nine-month period was $1,706,690 compared to a net loss of $26,797 for the prior year.


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

Effective September 1, 1998, the 428,185 shares of Series C Preferred Stock automatically converted to 1,712,740 shares of Common Stock of the Company pursuant to its terms.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits
27 Financial Data Schedule - Pursuant to EDGAR filing requirements for the period ended September 30, 1998, filed herewith this form 10-QSB dated November 18, 1998.

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

UNICO, INC.



November 18, 1998	By:	/s/  Gerard R. Bernier
                      Chief Executive Officer
                      and President





November 18, 1998	By:	/s/  Gerard R. Bernier
                  				Acting Chief Financial Officer