Form 10KSB
period 1998-12-31
UNICO INC
filed 1999-09-24
CIK 797564

FORM 10-KSB
         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

    Annual Report Under Section 13 or 15(d) of the
           Securities Exchange Act of 1934

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

               For Fiscal Year Ended
                 December 31, 1998

              Commission File #0-15303

                     UNICO, Inc.
  (Exact name of registrant as specified in its charter)

                       Delaware
    (State or other jurisdiction of incorporation or
                    organization)

                      73-1215433
          (IRS Employer Identification Number)

Harbor Park, 333 Ludlow Street, Stamford, CT    06902
(Address of principal executive offices )     (Zip Code)

                    (203) 323-6299
    (Registrant's telephone no., including area code)

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

              Yes   [  ]     No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.         (X)

Revenues for year ended December 31, 1998.  $ 175,500

Aggregate market value of the voting common stock held by non-
affiliates of the registrant as of December 31, 1998, was:
$137,500

Number of shares of the registrant's common stock outstanding
as of December 31, 1998 was:   5,636,395

Transfer Agent as of December 31, 1998:
           Bank One
           PO Box 25848
           Oklahoma City, OK 73125

PART I
-------

Item 1.  Description of Business
--------------------------------

General
----------

UNICO, Inc., (the "Company"), was incorporated on April 11, 1984 under the laws of the State of Delaware. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises commenced in May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields.

The Company's Business
----------------------

As of December 31, 1998, the Company operated as a publicly-owned holding company with one active wholly-owned subsidiary, United Marketing Solutions, Inc., formerly United Coupon Corporation, ("United Marketing"), involved in cooperative advertising. United Marketing is involved in cooperative direct mail advertising through franchising and production. The Company also operated and owned a second subsidiary during 1996, Cal-Central Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Management has adopted a plan to sell United Marketing to a third party. While a purchaser is sought, United Marketing continues its regular operations including the granting of additional franchises, opening of additional marketing centers and introducing new products for use and sale by franchisees.
The Company's cooperative advertising and production business involves the design, layout, printing, packaging and distributing of public relations, marketing materials and promotional coupons for private businesses, usually involved in retailing goods or providing professional services. Cal-Central's cooperative advertising process included sales of advertising through independent sales representatives. Franchising activities related to this business involve the granting and administering of independent franchise operations to conduct cooperative direct mail advertising sales. All activities related to franchising are conducted through United Marketing, which was acquired on July 17, 1987. At year-end, December 31, 1998, United Marketing had approximately 65 active franchise operations.

On January 29, 1999, the shareholders of the Company approved
the sale of all the issued and outstanding common stock     of
United Marketing to Next Generation Media Corp. ("NexGen"). The sale was effective April 1, 1999. NexGen paid the Company the following: (i) $172,665 in cash; (ii) forgiveness of indebtedness owed by the Company to NexGen in the amount of $175,500; (iii) payment to the Company of approximately $164,000 for payments of certain debts of the Company to third-party creditors; and (iv) assumption of the Company's debt to its primary lender of approximately $402,000.
As of June 25, 1999, the Company acquired Silver Valley Energy, which includes the assets of the Glass Mountains "799" property comprising oil and gas reserves located in Pecos County, Texas in exchange for stock of the Company. On June 5, 1999, the Glass Mountains "799" property has been independently valued at $40,027,951 by Joseph V. Rochefort, a certified geologist.

The Company's Markets
---------------------

Cooperative Direct Mail Advertising
------------------------------------

The customer base of most local retailers and professionals comes from within a three-mile radius of its location. Therefore, it is difficult for them to advertise effectively and economically. The Company believes that direct mail is an effective advertising method for the local merchant and professional since they can target a specific area and have substantial saturation of their advertising message. Radio and television advertising, in contrast, is costly to produce and air. The advertiser is paying for broadcasting over a large metropolitan area, much of which is not part of its customer base. It may not be efficient or affordable unless the advertiser has multiple locations. Major city newspapers are also comparatively expensive since they, too, cover an entire city and not just the specific area relevant to the local retailer and professional. In addition, newspapers usually contain large amounts of advertising, which may limit the effectiveness of small ads.

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

Franchising
------------

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

Set forth below is the geographical location of the franchises in operation as of December 31, 1998.

Alabama        2     Maryland         2     New York        8    Virginia    6
California     3     Massachusetts   11     North Carolina  3    Washington  2
Connecticut    2     Minnesota        2     Pennsylvania    6
Florida        2     New Hampshire    1     Texas           2
Georgia        2     New Jersey       6     Utah            2

Acquisition of Cal-Central Marketing Corporation
-------------------------------------------------

On October 21, 1993, the Company and AEC Acquisitions, Inc. ("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into AEC. The merger was effected on October 27, 1993, through the issuance of 1,200,000 (300,000 after giving effect to the one for four reverse split effective December 30, 1997) shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company and 1,000 shares of Convertible Preferred Stock of the Company. The terms of the Redeemable Preferred Stock provided that such shares be redeemed for $600,000 at the holders' option after certain profit performance tests are met by Cal-Central. The shares of Convertible Preferred Stock were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The Convertible Preferred Stock expired in October 1994, with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted into 355,556 (88,889 after giving effect to the one for four reverse split effective December 30, 1997) shares of Common Stock of the Company at a conversion price of $.90 per share, in lieu of cash redemption.

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

On January 29, 1999, the shareholders of the Company approved
the sale of all the issued and outstanding common stock     of
United Marketing to Next Generation Media Corp. The sale was effective April 1, 1999 and United Marketing is no longer a wholly owned subsidiary of the Company.

Government Regulation
----------------------

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

Competition
-------------

The advertising industry is highly competitive with many firms having vast resources competing for businesses' advertising dollars. The Company's business, primarily cooperative advertising delivered through direct mail or through distributors, is a relatively small, but rapidly growing segment of the advertising industry. The Company's major competitors in direct mail cooperative advertising are Val-Pak, Money Mailer and Super Coups. Management estimates the Company has about 5% of that market segment. There are a large number of small, independent businesses operating in each market segment serviced by the Company.

Employees
-----------

The Company had 92 employees as of December 31, 1998.  The
Company also relies upon commissioned sales representatives involved in the franchise sales operations and temporary workers during peak production periods at United Marketing.

Item 2. Description of Property
-------------------------------

As of December 31, 1998, the Company operated its corporate headquarters and its coupon sales and franchise activities through an office and production facility at 8380 Alban Road, Springfield, Virginia 22150. This space is leased for a monthly fee of approximately $38,000 covering approximately 63,000 square feet. As of September 23, 1999, the Company no longer has any obligations under such lease. As of April 1, 1999, the responsibility of the lease was assumed by Next Generation Media Corp. The Company's present headquarters are located at Harbor Park, 333 Ludlow Street, Stamford, Connecticut. Such space is being provided to the Company by its Chairman, Mr. Weppler, at no cost to the Company.

Item 3.  Legal Proceedings
---------------------------

The Company and its subsidiaries are not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security
        Holders
----------------------------------------------------

The Company did not hold a formal Annual Meeting of Stockholders as of December 31, 1998. During 1998, Gerald Bomstad, Jr. and Leon Zajdel both resigned as directors of the Company. A shareholders meeting was held on January 29, 1999, whereby Gerald Bernier resigned as the sole director of the Company and Shane Sutton and Peter Barnes were nominated and elected. In addition, thereafter, William D. Batts, Thomas Philip Page, Jay R. Weppler and Ron Stoeppelwerth were nominated and elected as directors. Each director was elected for a term of two years each. Such persons continue to serve as directors. Mr. Weppler was also nominated and elected as Chairman, President and Chief Executive Officer, Mr. Stoeppelwerth was also nominated and elected as Chief Financial Officer and Mr. Page was nominated and elected as Vice President - Natural Resources.

On January 29, 1999, the Company held a special meeting of shareholders. At such meeting, the shareholders approved the
sale of all the issued and outstanding common stock     of
United Marketing to Next Generation Media Corp. ("NexGen"). The sale was effective April 1, 1999. NexGen paid the Company the following: (i) $172,665 in cash; (ii) forgiveness of indebtedness owed by the Company to NexGen in the amount of $175,500; (iii) payment to the Company of approximately $164,000 for payments of certain debts of the Company to third-party creditors; and (iv) assumption of the Company's debt to its primary lender of approximately $402,000. In addition, the shareholders voted to amend Section 3.16 of the Company's Bylaws to permit stockholders to take action by written consent signed by the holders of the Company's stock having at least the minimum number of votes required to approve such actions.

On June 25, 1999, the shareholders of the Company approved the acquisition of Silver Valley Energy, which includes the assets of the Glass Mountains "799" property comprising oil and gas reserves located in Pecos County, Texas in exchange for stock of the Company. On June 5, 1999, the Glass Mountains "799" property has been independently valued at $40,027,951 by Joseph V. Rochefort, a certified geologist.

PART II
--------

Item 5. Market for Common Equity and Related Stockholder
        Matters
--------------------------------------------------------

On December 31, 1998, there were approximately 498 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of
shareholders of the Company's common stock exceeds 500.   The
Company's common stock was formerly traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). During 1997, the Company no longer qualified for this listing and is now available through electronic trading services via the OTC Electronic Bulletin Board.
The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through July, 1999 and as available through electronic trading services subsequent to such date.

                                               Common Stock Bid
                                       High                       Low
                                      --------                  --------
                                                      1995
                                                      ----

First Quarter                          $.87                       $.65
Second Quarter                          .87                        .50
Third Quarter                           .75                        .50
Fourth Quarter                          .56                        .25

                                                     1996
                                                     ----
First Quarter                          $.22                       $.22
Second Quarter                          .34                        .31
Third Quarter                           .38                        .34
Fourth Quarter                          .25                        .25

                                                      1997
                                                      ----

First Quarter                          $.31                       $.19
Second Quarter                          .19                        .13
Third Quarter                           .07                        .05
Fourth Quarter                          .05                        .02
                                                       1998
                                                       ----
First Quarter                         $.125                      $.125
Second Quarter                         .125                       .125
Third Quarter                         .0625                      .0625
Fourth Quarter                        .0625                      .0625
                                                       1999
                                                       ----
First Quarter                          $.10                     $.0625
Second Quarter                          .04                        .04

Dividends
-----------

On January 29, 1999, the Company declared a cash dividend of $.10 a share to shareholders of record as of December 31, 1998 in consideration for the sale of United Marketing Solutions, Inc. The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis of
         Financial
-------------------------------------------------

Condition and Results of Operations
-------------------------------------

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

General
---------

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

On October 21, 1993, the Company and AEC Acquisition, Inc. ("AEC"), a wholly-owned subsidiary of the Company, entered into a definitive Agreement for the merger of Cal-Central Marketing Corporation, a Florida Corporation ("Cal-Central/Florida") into AEC. The merger was effected on October 27, 1993, through the issuance of 1,200,000 (300,000 after giving effect to the one for four reverse split effective December 30, 1997) shares of restricted Common Stock of the Company, 600 shares of Redeemable Preferred Stock of the Company, and 1,000 shares of Series A Convertible Preferred Stock of the Company. The terms of the Redeemable Preferred Stock provided that such shares be redeemed at any time as an option of the Company or, at the holders' option after certain profit performance tests were met by Cal-Central. The shares of Series A Convertible Preferred Stock of the Company were mandatorily convertible into Common Stock of the Company after 12 months, and after certain profit performance tests by Cal-Central for such period. The conversion rights of the Series A Convertible Preferred Stock expired in October 1994 with performance tests not achieved. In March 1995, 320 shares of the Redeemable Preferred Stock were converted to 355,556 (88,889 after giving effect to the one for four reverse split effective December 30, 1997) shares of Common Stock of the Company at a conversion price of $.90 per share. The terms of the remaining Redeemable Preferred Stock of the Company provide that the shares are redeemable by the Company at any time or by the holders after certain profit performance tests are met by Cal-Central. Funds to be utilized in redeeming the remaining Redeemable Preferred Stock were to be provided through collection of existing notes receivable from stockholders. During 1996, the collectibility of these loans became doubtful and an allowance for the full amount of the loans was recorded. These loans were charged off during 1997. The Redeemable Preferred Stock pledged as collateral for the loans was reacquired and canceled.

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

Several factors were considered in determining the purchase price for Cal-Central which, in management's opinion, supported a purchase price that was approximately $1,400,000 in excess of the fair value of the Cal-Central assets acquired. These factors included opportunities to increase profitability by reducing inordinately high interest rates paid historically by Cal-Central on borrowed funds, reducing high bank charges paid by Cal-Central due to limited cash management practices, and reducing costs associated with services performed by third parties for Cal- Central by bringing these functions into the Company. Also, the cooperative advertising products and distribution channels of Cal-Central were logical compliments to those of the Company's subsidiary, United Marketing.

The excess purchase price of $1,400,000 over the fair value of the assets acquired is equal to the initial negative book equity of Cal-Central of approximately $800,000 plus the value of the restricted common stock provided of $600,000. Only the par value of $16 was initially assigned to the Preferred Stock proceeds provided in the purchase, due to the fact that redemption of the preferred stock was at the Company's discretion or dependent upon the achieving of pre-tax operating profits of $500,000 by Cal-Central within a consecutive twelve month period following the acquisition, in order for the Redeemable Preferred Stock to be redeemed upon demand from the holders. In February 1995, The Company converted 355,556 shares of common stock for 320 shares of redeemable preferred stock, in lieu of future redemption of such stock for $320,000 in cash. This transaction resulted in the addition of $124,441 of goodwill as contingent purchase price proceeds related to the acquisition of Cal-Central. The value of the remaining Redeemable Preferred Stock, 280 shares, is also considered contingent purchase proceeds and will be reflected at par value until the stock is redeemed or otherwise retired. During 1996, the Cal-Central operation was closed and the remaining unamortized goodwill was written off. In February 1995, the Company exchanged 221,018 (55,255 after giving effect to the one for four reverse split effective December 30, 1997) shares of common stock at a market value of $.90 per share, in full payment of $198,917 of amounts owed by Cal-Central. These shares, along with 355,556 (88,889 after giving effect to the reverse split) shares issued in exchange for redeemable preferred stock, were subsequently registered in April 1995 through a Form S-3 Registration Statement.

For the Period Ended December 31, 1998
--------------------------------------

At December 31, 1998, the Company's working capital position, current assets minus current liabilities, was a negative $38,479, up $2,770,962 from a negative $2,809,441 at December
31, 1997. Working capital was improved by the $1,457,817 net income from operating activities. Disbursements of $162,683 in cash and equivalents during the year to purchase property and equipment related to the United Marketing Solutions, Inc. ("United Marketing") art and printing facility, $1,090,442 decrease in accrued liabilities and accounts payable and $1,057,292 for net payment of notes payable consumed large portions of working capital. In addition, short term notes and accounts receivable increased by $112, as a result of comparable business activity with 1997; inventories only declined by $1,639 due to utilization of stocks built in prior periods; and prepaid expenses and other assets declined by $9,042 due to utilization of accrued expenses and amortization of prepaid items. Also, deferred rent increased by $53,502 as a result of accelerated recognition of deferred rental payments as current period expenses and deferred revenue decreased $17,509 as a result of the decrease in advanced payments from franchisees.

Total assets for the Company increased $637,032 during 1998.
This change reflects the changes in current assets and property noted above.

Long-term liabilities decreased by $1,057,292 during 1998 as a result of required net principal payments made of $1,257,280 and reclassification of items previously classified as long term to short term.

Management has considered operating losses and acquisitions of the past which have required substantial utilization of funds during 1998, as well as anticipated operating and debt service requirements for the near term, and believes that sufficient liquidity should be available from the operations and ultimate sale of United Marketing as well as from borrowings.

Therefore, working capital to support the requirements of continuing operations are considered by management as adequate for the present. As a result, management has taken steps to assure continued operation. These actions include the election to sell off United Marketing. Because of this election, the accompanying financial statements reflect the operations of United Marketing as a discontinued operation.

The sale of the Company's subsidiary, United Marketing was agreed upon with the buyer, Next Generation Media Corporation, a Nevada corporation ("NexGen") in May 1998. During 1998, the Company received $1,106,399 proceeds from this sale, which was finalized in April 1999. In December, 1998, the Company declared a stock dividend of $172,665 to be disbursed in 1999 at or before the time the final proceeds of the sale transpired. The stock dividend was earmarked for all shareholders except the shareholders involved in the sale of United Marketing to NexGen. Company stockholder approval was received in January, 1999. The sale of United Marketing became effective April 1, 1999. As of June 25, 1999, the Company acquired Silver Valley Energy, including its assets of the Glass Mountains "799" Property comprising oil and gas reserves located in Pecos County, Texas for stock. The Glass Mountains "799" Property was independently valued on June 5, 1999 for $40,027,951 by Joseph V. Rochefort, certified geologist.

Results of Operations - Year Ended December 31, 1998 Compared
to the year ended   December 31, 1997
----------------------------------------------------

Total Revenues for the Company increased by $121,326 during 1998, after reflecting the plan to discontinue the operations of the Company's remaining operating subsidiary, United Marketing. This increase reflects a net decline of $25,027 in printing, advertising, franchise fees and other revenues, all to third parties associated with United Marketing.

Total expenses decreased by approximately $2,253,157 during 1998 compared to 1997 after reflecting the plan to discontinue United Marketing. Included in total expense as a reduction of expenses for forgiveness of debt of $1,314,248, or $1,008,362 less than they were for 1997, and net income from the discontinued operations of United Marketing of $557,386 in 1998 compared to a loss of $407,244 in 1997.

Regular expenses for 1998 of direct costs of sales, general and administrative and franchise development as well as interest expense were $1,516,570 less than they were for 1997 whereas the write down of long term assets impaired was $309,207 less in 1998. The income tax benefit for 1998 was $0 while 1997 has a net tax benefit of $102,000. On the other hand, the loss on the disposal of the subsidiary (United marketing) for 1998 was $0 whereas 1997 had $139,432.

Operating results of United marketing included $5,754,413 of total revenue compared to $5,779,440 in 1997. Total operating expenses for 1998 were $5,197,027 compared to $6,417,784 for 1997. The decline in total revenue is related to an 8% decline in the subsidiary's commercial printing, design and advertising sales even though there was a 176% increase in franchise fee and other revenue. The decline in total operating expenses in 1998 is related to a 3% decline in cost of sales and a 3% decline in general and administrative expense. Interest expense declined by 25% in 1998.
For 1998, the Company had a consolidated net income of $1,457,817 compared to a net loss of $916,666 in 1997. This marked improvement of $2,374,483 relates primarily to United Marketing net income improvement of $946,630 (from a net less of $407,244 in 1997 to a net income of $557,386 in 1998) and the Company receiving a forgiveness of debt of $1,314,248, or $1,008,362 more forgiven in 1998 than in 1997

Item 7. Financial Statements
----------------------------

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8.   Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure
-------------------------------------------------------

None.

PART III
--------

Item 9. Directors, Executive Officers, Promoters and
        Control

Persons:   Compliance With Section 16(a) of the Exchange
           Act
--------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of September 22, 1999, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                              With Company
Name                          Age     Since          Director/Position
                                      ------         -------------------
Jay R. Weppler                 56     1999           Chairman, President and
                                                     Chief Executive Officer

Ron Stoeppelwerth              52     1999            Chief Financial Officer and
                                                      Director
Thomas Philip Page             57     1999            Director, Vice President -
                                                      Natural Resources
Shane Sutton                   50     1999            Director

Peter Barnes                   51     1999            Director

William D. Batts               72     1999            Director

Business Experience
-------------------

JAY R. WEPPLER. Mr. Weppler was employed from 1994 through
1999 by Auerbach, Pollack & Richardson, an investment banking firm, as Executive Vice President and a Director. He was responsible for the overall strategic development of the firm's various operations including all investment banking activities, corporate finance, capital raising and investment management, including opening offices in London, Paris and New York. He successfully completed 43 syndications, 3 initial public offerings, 6 private placements and 4 advisory assignments. Prior to that time, he was a partner and co-founder of Buckingham Partners, a merchant banking boutique formed to undertake and manage mezzanine and equity capital investments in private United States companies. The company raised $30 million, successfully invested in 5 companies and completed 4 merger and acquisition assignments totaling $62 million. From 1988 to 1993, Mr. Weppler worked as Senior Vice President and Manager of the Merchant Banking Group at GE
Capital Corporation, closing 9 transactions resulting in $487 million of new investments and advised and structured 6 strategic acquisitions in aggregate value of $230 million for an affiliated GE company. Prior to that, he spent 16 years at Chemical Bank in general management positions in New York, London, Hong Kong, Sydney and San Francisco. He received his bachelor of Science Degree from Johnson State College, completed post-graduate work at Harvard Business School and served as a Lieutenant in the United States Navy. He serves as a director of numerous financial services related companies.

RON STOEPPELWERTH. Mr. Stoeppelwerth is a corporate finance executive and corporate tax executive. From March 1995 to the present, he has served as a corporate finance/mergers and acquisitions/ and investment banking consultant for Somerset Financial Group, Inc. in Norwalk, Connecticut and Capital International Securities Group, Inc. in Miami, Florida. Prior to such time, from October 1989 through May 1995, he served as a Vice President in corporate taxation for Aetna Life & Casualty. His other positions include the following: Vice president PaineWebber Group, Inc.; Chief Operating Officer and Chief Financial Officer of Paramount Group, Inc.; Partner for Touche Ross & Co. and Coopers & Lybrand (now known as PriceWaterhouseCoopers). He graduated from the University of Florida with High Honors in April 1973.

THOMAS PHILIP PAGE. Mr. Page has been an independent consultant and a geological engineer to companies drilling in North Central and West Texas. From 1971 to 1990, he worked in geological exploration, drilling, completion engineering and production supervision with H.J. Hughes Oil Service, Perman Corporation, Grimm Oil Company and Frontier Operating, Inc.
He has worked on more than 285 wells in drilling, completion or re-entry. Mr. Page earned a Bachelor of Science degree in geological engineering from Abilene Christian University, Texas in 1983.

SHANE H. SUTTON is an attorney and was admitted to private law in Victoria, Australia in 1974. He built the law firm Henty Sutton and Kelly, which developed its expertise in real estate and commercial law. While continuing to practice law, he ran several successful real estate joint ventures, as well as being legal advisor during the setting up the First Australian Fund in conjunction with Bear Stearns. Mr. Sutton is also admitted to practice law in the State of New York and is a principal in the law firm Shane Hanty Sutton, P.C. with offices in New York City, New York, and Sydney, Australia. In the United States, Mr. Sutton and his law firm have successfully initiated or advised many domestic and international public companies on general corporate and SEC matters. Mr. Sutton also serves as a director on the boards of several public companies.

PETER BARNES is a graduate from Scots College, Sydney, Australia and has extensive hands-on consulting experience in successful development of new products, strategic planning techniques and marketing communication for a broad range of clients including Brown Forman Beverages, Colgate Palmolive, IBM Hospitals Marketing, SOLA Optical and Conde Nast. During 1984-1998, Mr. Barnes was President and CEO of American Venture Marketing Inc., which is involved in consulting to major United States marketing companies. They have also undertaken strategic planning for clients such as Brown Forman Beverages, SOLA International, Meredith Corporation, Metropolitan Museum of Art, PPG Industries, Prudential Securities, IBM Hospitals Marketing. During 1986 and 1987, Mr. Barnes was instrumental in setting up the First Australia Fund, Inc. First Australia Fund went public and raised $60 million as one of the first of the new country funds that subsequently spawned The First Australia Prime Income Fund in a $1.2 billion initial public offering. During 1987-1989, Mr. Barnes was Chairman of NovaCom Inc., New York, a joint venture company with Time Inc., which business was to develop interactive marketing and communication techniques. The business was eventually sold to News America Corp. During 1978-1984, Mr. Barnes was the President, Chief Operating Officer and a director of Geers Gross PLC, a publicly listed company in London and New York. Mr. Barnes built United States businesses from $40 million to $220 million through business acquisitions and new client development. Clients included: Brown Forman Beverages, NatWest Bank, Ralph Lauren, Kraft Foods, Hearst Corp., National Car Rental and Welch's. During 1974-1977, Mr. Barnes was Senior Vice President of D'Arcy McManus & Masius, New York, New York. Primary responsibility was as follows: Colgate Palmolive Company - increased billings to $35 million from $20 million and relationship status to #1 vendor from #5. Other clients:
Wilkinson Sword, ITT and Scripto. During 1968-1974, Mr. Barnes was an International Director/Managing Director with Grey Advertising, New York and Australia. Mr. Barnes introduced one of the most successful new dentrifice products for Carter Wallace: Pearl Drops.

WILLIAM D. BATTS. Since 1978, Mr. Batts has held various positions with Petroleum Information, Inc. a large oil and gas data gathering firm in Texas. Most recently, Mr. Barnes was the manager of the South Texas Region for such company. Mr. Batts graduated from the University of Texas in 1950 with a Bachelor of Science degree in mechanical engineering.

Certain Legal Proceedings
--------------------------

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation
-------------------------------

The following information relates to compensation received by the Chief Executive Officer of the Company in 1997 and 1998, and, to executive officers who were serving as of December 31, 1998, whose salary and bonus during fiscal 1998 exceeded $100,000.

Summary Compensation Table

Annual Compensation
-------------------
                                                                  Restricted
                                                                  Stock
Name and Principal Position      Year      Salary     Bonus(l)    Award
                                 -----     -------     --------  -----------
                                 1998         $0         $0
                                 1997         $0         $0
Gerald R. Bernier                1996         $0         $0       250,000(2)
Chief Executive Officer and
President, Unico, Inc.
Gerald R. Bernier                1996         $ 125,000  $0             0
Chief Executive Officer and      1995         $ 124,403  $50,347        0
President, United Coupon
Corporation

(1) Bonus amounts are reflected in the year received by the employee. All bonus payments relate to services performed, and incentive goals met by the employee during the prior year. Expenses for such compensation are accrued and reflected in the operating statements of the year such services are performed.
(2) Stock issued as compensation for services during initial two year term of appointment as President and Chief Executive Officer of Unico. Shares subject to forfeiture of a ratable amount of such shares if officer does not serve full two years of initial term.
   Aggregated Option Exercises in Fiscal Year Ending
              December 1998
         and Fiscal Year-End Option Values
         ---------------------------------

                                                               In-the-Money
                                             Options at        Options at
                                             12-31-98(1)       12-31-98(2)
          Shares Acquired      Value         Exercisable/      Exercisable/
          on Exercise (#)      Realized      Unexercisable     Unexercisable
          ----------------     ---------     -------------     -------------
               None

(1) There were no options granted to Officers or Directors during fiscal year 1998.

(2) This amount reflects the difference between the market value of the Company's Common Stock on December 31, 1998 and the exercise price.

Compensation Pursuant to Plans - Omnibus Equity Compensation Plan. The Company has adopted an Omnibus Equity Compensation Plan (the "Plan") under which 250,000 shares of Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. Under the Plan, incentive stock options may be granted to employees, and non-qualified stock options may be granted to employees, Directors, Franchisees, and other persons, as the Compensation Committee determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant. In addition to selecting the options, the Compensation Committee determines the number of shares subject to each option and otherwise administers the Plan. Options granted under the Plan are not exercisable until six months after grant and expire a minimum of three years or maximum of five years after the date of grant, provided employment is continued. As of September 22, 1999, options to purchase 71,211 shares are outstanding under the Plan, including options for 46,250 shares to officers of the Company. These options have been granted at exercise prices ranging from $1.00 to $4.64. The average exercise price for all outstanding options is approximately $1.80 per share. The shares underlying the options were registered during 1994.

Employment Agreements. The Company's previously wholly-owned subsidiary United Marketing Solutions, Inc. entered into an Employment Agreement with Gerard R. Bernier to serve as the Chief Executive Officer and President of that Company. The major terms of such Agreement provided for a base salary of $125,000 plus a company provided automobile or monthly allowance, and an incentive bonus based upon the pre-tax profitability of United Marketing. The Agreement provides for an annual cost of living increase based upon annual increases in the Consumer Price Index of the general area surrounding the home office of United Marketing. The Agreement was entered into on April 1, 1996 and extended through March 31, 1999. As of January 29, 1999, Mr. Bernier resigned as an officer and director of the Company. Therefore, his employment agreement terminated.

Item 11. Security Ownership of Certain Beneficial Owners and

Management
----------

The following table sets forth as of December 31, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                  Number of Shares of
Name of Beneficial Owner/         Common Stock             %of Beneficial
Identity of Group                 Beneficially Owned        Ownership (1)
                                  --------------------     ----------------

T. C. Equities, Ltd.              3,512,740                       62.32%
PO Box SS 19032
Nassau, Bahamas
Shane Sutton                         50,000 (2)             Less than 1%
Peter Barnes                         50,000 (2)             Less than 1%
Officers and Directors As a Group   100,000                 Less than 1%

(1) Percent is rounded to one decimal place.

(2) Such shares were issued on May 4, 1999.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions with Management and Others
---------------------------------------

No business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer of, or has owned a 10% record or beneficial interest in, has existed since the beginning of the Company's last fiscal year, or currently exists, which represented or will represent payments for property or services in excess of 5% of the Company's gross revenues for its last full fiscal year or of the other entity's consolidated gross revenues for its last full fiscal year.
In addition, except as noted below, the Company did not owe, at the end of its last fiscal period, to any business or professional entity for which a director of the Company has served during the last fiscal year or currently serves as an executive officer, or has owned during the last fiscal year or currently owns a 10% record or beneficial interest in, an aggregate amount in excess of 5% of the Company's total assets at the end of its last fiscal period. No director of the Company has served as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year or that the Company proposes to have performed services during the current year, except as noted below.

At the end of the 1997 fiscal year and at April 13, 1998, the Company has 397,305 shares of Series C Preferred Stock issued to Renaissance Capital Partners, Ltd. Russell Cleveland, who served as a Director of the Company until the Annual Meeting of Shareholders on December 2, 1996, is a major owner and Managing General Partner of Renaissance Capital Partners, Ltd. The Series C Preferred Stock was issued to Renaissance upon conversion of a $1,250,000 Convertible Debenture entered into with Renaissance in 1991 and a Subordinated Convertible Note in the amount of $149,250 entered into with Renaissance during 1995. Mr. Cleveland did not serve as a Director of the Company at the time that the Convertible Debenture was issued. Mr. Cleveland was a director in 1995, when the Company entered into the Subordinated Convertible Note with Renaissance, to provide interim financing to support the working capital requirements. This note was deemed to be in the best interests of the Company and its shareholders and was entered into on an arms length basis, at the request of Company management.

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

PART IV
---------

Item 13. Exhibits and Reports on Form 8-K
------------------------------------------

(a) The following documents are filed as part of this report: (7)

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

3.2  Bylaws, as amended (2)

3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock (3)

3.4  By-laws, as amended. (Corrected Version)

4.1  Form of Common Stock Purchase Warrant, dated
     September 11, l986 (4)

4.2  Form of Class B Common Stock Purchase Warrant dated
     November 1, 1993 (3)

4.3  Form of Subordinated Debenture dated October 26,
     1993, offered through Duncan Smith Co. (3)

4.4 Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (3)

4.5 Certificate of Designations, Preferences, and Rights of Series A Redeemable Preferred Stock (3)

4.6 Certificate of Designations, Preferences, and Rights of Series B Redeemable Preferred Stock (3)

4.7 Certificate of Designations, Preferences, and Rights of Series C Preferred Stock. (3)

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

10.5  Second Amendment to Lease Agreement Cal-Central
      Marketing Corporation. (3)

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

10.13  Amended and Restated Loan Agreement by and between
       UNICO, Inc. and its subsidiaries and BancFirst as amended August 31, 1994. (5)

10.14  Promissory Note of Jack Brown. (3)

10.15  Promissory Note of Gerald Bomstad, Jr. (3)

10.16  Novation (3)

10.17  Restructure Agreement Among UNICO, Inc., Cal-
       Central Marketing Corporation, and The American
       Education Corporation, dated as of December 31,
       1993. (3)

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

10.31  Debt Exchange Agreement among UNICO, Inc.,
       Renaissance Capital Partners, Ltd. and Duncan-
       Smith Investment Co., dated July 1996. (8)

10.32  Employment Agreement Between United Coupon
       Corporation and Gerard R. Bernier dated April 1,
       1996. (10)

10.33  Modification and Extension to the Third Restated
       Loan Agreement between UNICO, Inc., United Coupon
       Corporation, Cal- Central Marketing Corporation
       and BancFirst dated August 15, 1996.  (10)

10.34  Consolidated Renewal Promissory Note between
       UNICO, Inc., United Coupon Corporation, Cal-
       Central Marketing Corporation and BancFirst dated
       August 15, 1996. (10)

10.35  Loan Conversion Agreement between UNICO, Inc.
       and Kurt H.C. Bottcher dated
       September 30, 1996. (10)

16     Letter from Arthur Andersen, LLP to Securities &
       Exchange Commission dated December 3, 1996. (9)

21     List of Subsidiaries (3)

27     Financial Data Schedule

(b) Reports on Form 8-K. - Form 8-K was filed during the last quarter of the Registrant's fiscal period ending December 31, 1996 describing the change in independent accountants and auditors and Chief Financial Officer.

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

(6) Incorporated by reference to the Registrant's Form S-3 dated April 28, 1995 (SEC File No. 33-91270).

(7) Incorporated by reference to the Registrant's Form 10-KSB dated April 15, 1996 (SEC File No. 0-15303).

(8) Incorporated by reference to the Registrant's Form 8-K dated July 30, 1996 (SEC File No. 0-15303).

(9) Incorporated by reference to the Registrant's Form 8-K/A dated December 12, 1996 (SEC File No. 0-15303).

(10)  Incorporated by reference to the Registrant's Form 10-
KSB dated April 15, 1997 (SEC File No. 0-15303).

SIGNATURES
-----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     UNICO, Inc.

                 September 22, 1999

                By:/s/ Jay R. Weppler
                   ------------------
     Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                     Title                                Date
------------------       ---------------------------------  ------------------
/s/Jay R. Weppler        Chairman, Chief Executive Officer,
                         President and Director             September 22, 1999

/s/Ron Stoeppelwerth     Chief Financial Officer and
                         Director                           September 22, 1999
/s/Peter Barnes          Director                           September 22, 1999

/s/William D. Batts      Director                           September 22, 1999
/s/Thomas Philip Page    Director                           September 22, 1999
/s/Shane Sutton          Director                           September 22, 1999

             UNICO, INC. AND SUBSIDIARY
                 TABLE OF CONTENTS

TITLE                                                           PAGE
----------------------------                                    ------
INDEPENDENT AUDITOR'S
REPORT.....................................................  ......1
AUDITED FINANCIAL STATEMENTS
   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION.................2-3
   CONSOLIDATED STATEMENT OF OPERATIONS......... ..................4
   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY..................5
   CONSOLIDATED STATEMENT OF CASH FLOWS............................6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................7-19

            INDEPENDENT AUDITOR'S REPORTS

Board of Directors and Stockholders
UNICO, INC. AND SUBSIDIARY
Springfield Virginia

We have audited the accompanying Consolidated Statement of Financial Condition of UNICO, INC. AND SUBSIDIARY, as of December 3l, 1998, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free or material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated financial position of UNICO, INC. AND SUBSIDIARY, as of Decernber3l1 1998 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is disposing of all of its assets and will end up with no liabilities, and will be left without a business activity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 19, 1999
Except for Notes 5, 6, 8 and 13 dated April 16, 1999
Ogden, Utah

             UNICO, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
              AS OF DECEMBER 31, 1998
                       ASSETS
                       ------

CURRENT ASSETS
     Cash and cash equivalents                        $    105,404
     Accounts and notes receivable - trade (net
      of allowance for uncollectible accounts
      or $4,638                                            306,469
     Sales tax receivable                                   43,885
     Receivable from NexGen                                834,665
     Inventory                                             117,564
     Prepaid expenses                                       28,379
                                                       ------------
           Total current assets                          1,436,366
PROPERTY AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment                   4,354,072
     Leasehold improvements                                 81,029
     (Less) Accumulated depreciation and
       amortization                                     (2,602,599)
                                                         -----------
     Net property and equipment                          1,832,502
                                                         -----------
      OTHER ASSETS                                           8,105
                                                         -----------
TOTAL ASSETS                                            $3,276,973
                                                        -----------

See Notes to Financial Statements
             UNICO, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
               AS OF DECEMBER 31, 1998
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $    531,983
     Sales tax liability                                    127,578
     Accrued liabilities                                     42,628
     Line of credit                                          74,988
     Current portion of long-term liabilities               594,668
     Deferred revenue
103,000
                                                        ------------
           Total current liabilities                      1,474,845
LONG-TERM LIABILITIES
     Notes payable                                           83,053
     Deferred rent                                          374,376
                                                         -----------
     Total long-term liabilities                            457,434
                                                         -----------
     Total liabilities                                    1,932,279
                                                         -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, Series A, C & Redeemable
   All recalled and retired
  Common stock
  $.01 par value, 20,000,000 shares authorized,
     5,631,817 shares issued and outstanding                56,318
     Additional paid-in capital                          7,883,393
     Stock dividend declared                               172,665
     Retained earning (deficit)                         (6,768,187)
                                                         -----------
     Total stockholders' equity                          1,344,694
                                                         -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              3,276,973
                                                         -----------
See Notes to Financial Statements

             UNICO, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE YEAR ENDED DECEMBER 31, 1998

REVENUE
 Printing, design and advertising sales
    net of discounts and allowances                   $    -
 Franchise fees                                            -
 Other                                               175,500
                                                     --------
       Total revenue                                 175,500
                                                     --------
EXPENSES
   Direct cost of sales                                    -
 General and administrative and
    franchise development                            247,206
   Interest expense                                   32,904
                                                     -------
       Total expenses                                280,110
                                                     -------
INCOME (LOSS) FROM OPERATIONS                       (104,610)
Write (down) of long-term assets impaired           (309,207)
Income from forgiveness of debt                    1,314,248
Income from discontinued operations                  557,386
                                                   ---------
      NET INCOME                                  $1,457,817
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Weighted average common shares outstanding      2,915,924
                                                   ---------
   (Loss) from continuing operations                   (0.03)
   (Loss) from write (down) of long-term
     assets impaired                                   (0.11)
   Income from forgiveness or debt                      0.45
   Income from discontinued operations                  0.19
                                                      ---------
NET INCOME PER COMMON SHARE                            $0.50
                                                      ---------
See Notes to Financial Statements

            UNICO, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $ 1,457,817
Adjustments to reconcile net income
 to net cash provided (used) by
  Operating activities
  Depreciation and amortization                         398,917
  Provision for bad debts                               (55,362)
  Deferred compensation                                   4,557
  Changes in assets and liabilities
   Inventory                                              1,639
   Accounts, notes, and sales tax receivable               (112)
   Receivable from NexGen                              (834,665)
   Prepaid expenses                                     (19,239)
   Other assets                                          10,197
   Accounts payable                                    (775,215)
   Accrued liabilities & sales liability               (315,227)
   Deferred rent                                         53,502
   Deferred revenue                                     (17,509)
                                                     ------------
Net cash (used) by operating activities                 (90,700)
                                                     ------------
CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of property                                  (162,863)
                                                      -----------
     Net cash (used) by investing activities           (162,863)
                                                      -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable                             199,988
 Payment of notes payable                            (1,257,280)
 Proceeds stock sale of subsidiary (USMI)             1,106,399
 Proceeds sale common stock of the Company              180,000
                                                       ----------
     Net cash provided by financing activities          229,107
                                                       ----------
(DECREASE) IN CASH AND CASH EQUIVALENTS                 (24,456)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           129,860
                                                       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                 105,404
                                                       ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid for interest                                 56.974
                                                       ---------

See Notes to Financial Statements
            UNICO, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

     (A)  Nature of operation

     UNICO, Inc. (The "Company") was incorporated on April 11, 1984 in the State of Delaware. The Company's primary business cooperative direct mail advertising, involves the designing, printing, packaging, and distributing of public relations and marketing materials and coupons for retailers who provide goods and services. Sales are conducted primarily through franchise operations- The Company's customers are primarily located in the eastern, southeastern, midwestern and western United States. During 1998, the Company entered into an agreement to dispose or its only remaining operating subsidiary. United Marketing Solutions, Inc. (UMSI), formerly United Coupon Corporation. The activities of this subsidiary are presented as discontinued operations in the Statement of Operations and detailed in Note 16).

     (B)     Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, United Marketing
Solutions, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     (D)     Property and equipment

     Property is recorded at cost and is depreciated over the estimated useful lives often years using the straight-line method. Leasehold improvements are


           UNICO, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31, 1998
NOTE I - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------

amortized over their estimated useful life or the term of the lease, whichever is shorter.

     (E)     Revenue recognition

     The Company recognizes revenue from the design, production and printing of coupons on a percentage of completion basis as stages of the production process are completed. Revenue from initial franchise fees are recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance or final delivery or shipment are reported as deferred revenue.

     (F)     Inventory

     Inventory consists primarily of paper, envelopes and printing materials and is stated at the lower of cost or market, with cost determined on the first-in, first-out method.

     (G)     Cash and cash equivalents

     The statements of cash flows are prepared on the basis of cash on hand and in banks which are subject to withdrawal on demand. The Company considers all investments that have an original maturity of three months of less to be cash equivalent.

     The Company maintains cash balances which may exceed
Federally insured limits. The Company does not believe that this results in any significant credit risk.

     (H)     Income taxes

     The Company filed a consolidated federal income tax return with its

           UNICO, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998

NOTE I - ORGANIZATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------

subsidiary through 1997. For 1998 management is considering not filing a consolidated return.

     (I)     Fair value of financial instruments

     The fair value of the financial instruments included in the financial statements, except as otherwise discussed in the notes to financial statements approximates their carrying value.

     (J)     Impairment of long-lived assets

     It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss on the basis of the discounted future cash flows expected from the asset.

     (K)     Earnings per common share
     Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the year

             UNICO, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998

NOTE 2 - NOTES PAYABLE

     Notes payable at December 31, 1998 consisted of the following:

     BancFirst - consolidated renewal promissory note dated August 15,1996 in the face amount of $721,425 with Interest at the prime rate plus 1%. The note is collateralized by substantially all assets of the Company. The note is payable in monthly installments of $27,500 through December 15,1998, including interest, with the entire unpaid balance due on December 31, 1998.
As a result of ongoing negotiations, during 1998 the bank accepted payments at less than the stated terms in the note. At December 31, 1998, the Company is in default for nonpayment In accordance with the terms of the loan. See
Notes 5,6,8 and 12 for debt assumption by NexGen.
                                                            $ 402,000
     CIT Group - two installrnent notes bearing Interest at 10% and requiring monthly payment's, In aggregate of $8989.
Including interest. The two notes are scheduled for final payment In 1999 and 2000. The proceeds of these loans were used to purchase specific equipment and are collatorized by the equipment.

                                                              172,411


     Teachers Insurance and Annuity Association
of America  Settlement agreement of prior unpaid building
lease assessment for use of common are, payable $6,945
monthly over 18 months. Non interest bearing unless paid
late, then 5% late charge plus 10% per annum Interest
charge. Final payment due February 2000. Payment one
month in arrears.     (See Note 3)

                                                               97,222
First Virginia Bank - Installment loan for the purchase of
an automobile, collaterized by the automobile, payable
$589 per month, including Interest at 8.76% over 36
months; final payment due December 1999.

                                                               6,092
                                                              ------
       Total notes payable                                   677,725
      (Less): Current portion                               (594,668)
                                                            ---------
      Long-term portion                                       83,057
                                                            ---------

Scheduled future maturities or notes payable at December
31, 1998, are as follows:

                   Year Ending
                   December               Amount
                   -----------            ------
                         1999            $      594,668
                         2000                    83,057
                                         --------------
                    Total                $      677,725

           UNICO, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998

NOTE 3- LEASES

     The Company leases its main office and printing facility under an agreement last amended by settlement agreement and release in 1997. The lease has a term of 10 years and requires payment or base rent which includes scheduled increases plus increases in the annual operating costs and real estate taxes applicable to the property. The lease provides for an eighteen month abatement of rent during the initial period for a portion or the space leased. The Company has an option to renew the lease for a five year period at the end of the base term at the then current fair rental value of the property. The minimum payments required under the lease, which takes into account the rent abatement and scheduled increases in base rent, are recognized on the balance sheet to the extent that expense to date exceeds the minimum lease payments to date.

     Scheduled future minimum payments required under the lease are as follows:

           Year Ending
           December 31      Amount
           1999             $415,088
           2000              444,290
           2001              474,534
           2002              505,823
           2003              529,289
     Thereafter              769,163

Rent expense for the year ended December 31, 1998 was $531,697.

     The Company settled a dispute over what the assessment was on the use of common area. The Company had expensed, but not paid, over the years $437,860 for the use of common area. In the settlement $125,000 was agreed to be paid. This reduced the rental costs of the prior years, upon settlement, by $312,860, which is included in "other revenue- on the statement of operations. The $125,000 settlement is reported under term debt. See also Note 2.

            UNICO, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1998

NOTE 4- PROFIT SHARING PLAN

          The Company has a defined contribution plan that is qualified under 401(k) of the Internal Revenue Code. Employees may elect to contribute up to 12% of their salary before income taxes subject to an annual limit provided for in the Code, which was $10,000 for 1998. The Company matches employee contributions up to 3% of gross wages. All employees who are at least 18 years of age are eligible to participate in the plan. Contributions to the plan by the Company were $37,200 in 1998.

NOTE 5 - RELATED PARTY TRANSACTIONS AND WRITE DOWN OF
         INTERCOMPANY PAYABLE

     The Company received administrative support from its subsidiary, United Marketing Solutions, Inc. (UMSI). During
1998, UMSI incurred costs that were charged back to the Company or $359,473 for administrative services and debt service (interest and principal).

     In May 1998, the Company entered into an agreement with Next Generation Media Corporation (NexGen) to buy all the issued and outstanding stock of UMSI from the company. Although the agreement was not finalized as of December 31, 1998, closing on the sale of the stock of UMSI to NexGen occurred in April of 1999.

     During 1998 and 1999 throughout the pendency of the NexGen acquisition, monies were advanced by NexGen to the Company. A portion of these advances were, in turn. paid by the Company to UMSI to reduce the inter-company receivable due by the Company. As of December 3l, 1998, the inter-company debt was reduced with these and other payments by approximately $345,500.

     As of December 31, 1998, management anticipated paying only an additional $260,000 to UMSI in payment of the outstanding inter-company debt. Consequently, management has chosen to write-off the amount excess of such inter-company paynbies to UMSI over the anticipated payment of $260,000. The net write off of $l,042,073 is reported as income on the statement of operations. Through inter-company eliminations, these amounts are offset leaving nothing to report.

     During 1998, the Company's President, Gerard R. Bernier, and certain other former members of the Company's Board of Directors became stockholders in NexGen, having exchanged their interest in the Company for shares of NexGen common stock.

          UNICO, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1998

     Upon consummation of the UMSI stock sale by the Company, Mr. Bernier will become a Director, as well as President and Chief Executive Officer of NexGen (See Note 13).
Additionally, Mr Bernier served as a consultant to NexGen during the pendency of the UMSI stock sale.

     The Board of Directors of the Company controlled by nominees of its majority shareholder, T.C. Equities, Ltd., is or the view that notwithstanding the interest of certain of the Company's and UMSI's former officers and directors in connection with the UMSI stock sale of UMSI would present such officers and directors with actual or potential conflicts of interest, the consideration received by the Company in exchange for the sale of the stock of UMSI and the terms of the Stock Purchase Agreement are favorable to the Company and its non T. C. Equities, Ltd. Stockholders.

NOTE 6- RECEIVABLE FROM NEXGEN

     As discussed in greater derail in Notes 5, 8 and 13, the Company entered into an agreement to sell its stock in its subsidiary UMSI to NexGen. The closing occurred in April 1999.
At December 31,1998 Management determined the following amounts were yet unpaid in the stock sale agreement:

Funds to pay for the stock dividend declared             $172,665
Funds to pay UMSI intercompany account from               260,000
the Company - actual amount will vary
Assumption of debt owed Bankfirst, which is secured       402,000
by a significant portion or the assets of UMSI            ---------
      Total                                              $834,665

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards No.109,
"Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach to accounting for income taxes.

             UNICO, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1998

Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax basis or assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses Or benefits are based on the changes in the deferred tax asset or liability from period to period.

     The Company filed consolidated returns with its subsidiary, UMSI, through December 31, 1997 but may or may not file a consolidated return for December 31, 1998. In addition, the ownerships of the Company and its subsidiary, UMSI, changed. Management has concluded the method of changes in ownership have precluded any use of the otherwise available federal income tax net operating losses for both companies. Consequently, no Income tax benefits are recognized.

NOTE 8- FINANCIAL CONDITION

     As explained in Notes 5, 6, 8 and 13, the Company has effectively sold the stock of UMSI, its only subsidiary to NexGen as of Decemher3l, 1998. NexGen has agreed to assume the $402,000 debt of the Company, which is secured by a significant portion of the assets of UMSI.

     In separate, but related transactions, the Company was relieved of the following:

- All but $260,000 of intercompany debt due to UMSI was forgiven, or $1,042,073. This is reported on the consolidated statement of operations. However, through intercompany eliminations for the consolidated statement of operations, the intercompany debt owed by the Company to UMSI is offset by the loss UMSI recognized. Thus, nothing is left to report in the consolidated statement of operations.

- All other third party creditors, except the $402,000 debt NexGen assumed, were forgiven, in the amount $I,314,248.
This is reported in the consolidated statement of operations.

- All preferred stock of all classes were returned to the Company and cancelled, along with the rights to ownership and claims of any kind against the Company. No amounts were involved, as noted in the consolidated statement of stockholders' equity (deficiency).

          UNICO, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31,1998

- All stock options and warrants were waived by the parties involved and the Company cancelled out the plans that had otherwise not expired. No amounts were involved, as noted in the consolidated statement of stockholders' equity
(deficiency).

     The assets of the Company (not those of UMSI) were primarily long-lived assets including goodwill, funding, and registration costs, all being amortized. Management evaluated and concluded they were impaired as there was little, if any, economic recoverability in the long-lived assets. So, these assets were written off, the net amount of which is $309,207 and is reported in the consolidated statement of operations.

     With the sale of the stock of UMSI, the Company will have no business activity, and there will be no assets or liabilities in the Company.

     New management, T.C. Equities, Ltd., is searching for new business opportunities to acquire. However, unless additional funding is obtained, it is doubtful the Company will be successful to continue as a going concern.
NOTE 9 - LINE OF CREDIT

     During 1998, the Company obtained a $100,000 line of credit from a bank that expires in September 1999. Borrowings on the line bear interest at the prime rate. The President of the Company has pledged as collateral a $75,000 certificate of deposit that is personally held, and he and his spouse have executed a personal guarantee for the remaining $25,000 on the line. At December 31, 1998 there is $74,938 in borrowings on the line of credit.

NOTE 10- SALES TAX RECEIVABLE AND LIABILITY

     Virginia has taken the position that the Company products sold and distributed in Virginia are subject to sales tax. Management has challenged this position and refused to pay the proposed assessment of Virginia. However, in the event it does become taxable, the Company has charged salts tai as applicable to the franchisees in the amount of $117,564 as of December 31, 1998 and the franchisees have paid $83,693. Thus, if Virginia concedes that sales tax does not apply, then the Company owes the franchisees back the $83,693 collected. Or, if Virginia prevails, then the Company owes Virginia $117,564 with $42,628 remaining due from the franchisees.

             UNICO, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 3I, 1998

NOTE 11-OTHER COMMITMENTS NND CONTINGENCIES

     The Company has an employment agreement with an officer which provides for approximately $130,000 in base annual compensation, plus incentive compensation based upon the earnings of the Company.

     The Company is party to various legal matters encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

NOTE 12 - DISCONTUNUED OPERATIONS OF SUBSIDIARY

     During 1998, the Company entered into an agreement to sell its principal operating subsidiary United Marketing Solutions, Inc. (UMSI), formerly United Coupon Corporation. Accordingly, the results of operations for 1998 are presented showing the results of continuing operations and discontinued operations net of applicable income taxes (income tax benefits).

           UNICO, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1998

     A summary of the subsidiary's operations for 1998, exclusive of intercompany accounts are as follows:

REVENUE
 Printing, design and advertising sales
  Net of discounts and allowances              $ 5,095,414
  Franchise fees                                   192,808
  Other                                            466,191
                                               ------------
    Total revenue                                5,754,413
                                               ------------
EXPENSES
 Direct cost of sales                            2,708,955
 General and administrative and
  Franchise development                          2,464,002
 Interest expense                                  24,070l
    Total expenses                               5,197,027
                                                -----------

 INCOME FROM OPERATIONS                          $ 557,386
                                                -----------
A summary of the subsidiary's balance sheet to
be discontinued, exclusive of intercompany accounts follows:
ASSETS
 Cast: and cash equivalents                  $     105,404
 Accounts and notes receivable, net                350,354
 Inventory                                         117,564
 Prepaid expenses                                   28,379
                                              ------------

      Total current assets                         601,701
 Property and equipment, net                     1,832,502
 Other assets                                        8,105
      Total assets                             $ 2,442,308
                                               ------------

         UNICO, INC. AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 1998

LIABILITIES AND STOCKHOLDER'S EQUITY
 Accounts payable and accrued liabilities   $      625,317
 Line of credit                                     74,988
 Current portion or long term liabilities          192,668
 Deferred revenue                                  103,000

   Total current liabilities                       995,973
 Long-term liabilities                             457,434
 Stockholder's equity                              988,901
                                             --------------
   Total liabilities and stockholder's equity   $2,442,308

NOTE 13- SUBSEQUENT EVENT

     In May 1998 the Company entered into an agreement, subject to stockholder approval, to sell the Common Stock of UMSI, representing 100% of the issued and oustanding capital stock of UMSI to Next Generation Media Corporation (NexGen). On January 28, 1999, the terms of the agreement was approved by the Company's stockholders at a special meeting held for this and other purposes. Closing on the sale occurred in April of 1999 and effectively moved UMSI out of the hands of the Company and into the hands of NexGen as a wholly owned subsidiary of NexGen, the reporting company under the Securities and Exchange Act of 1934. Pursuant to the agreement to sell the stock of UMSI, NexGen:
Paid to the Company $172,664.50 in cash
to be used as a dividend to stockholders of the Company.

          (ii) Forgave indebtedness owed by the Company to NexGen in the amount of $175,500;

          UNICO, INC. AND SUBSIDIARY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1998

          (iii) Paid to the Company for its creditors an additional amount of approximately $164,400 for the payment of certain debts or the Company to third-party creditors; and

          (iv) Assumed debt of approximately $402,000 to the Company's primary secured Lender.

     During the pendency of the stock sale, the Company, UMSI, NerGen and certain former officers and directors of the Company and UMSI engaged in certain related party transactions described in this note and in notes 5, 8 and 12.

     During 1999 the Company received and paid to UMSI against the inter-company debt due from the Company, approximately
$345,500.

     On April 1, 1999, the final transaction occurred in which Unico finalized the sale of UMS. Funds were placed into escrow to be disbursed.

     After disbursement and stock dividend declared is paid, the Balance Sheet of Unico is as follows:

                       Assets
                       ------

Assets                                  $     -
                                        --------
   Total Assets                         $     -

           Liabilities & Stockholders' Equity
           ----------------------------------
Liabilities                             $     -
                                        --------
   Total Liabilities                          -
Stockholders' Equity
   Common Stock - 5,631,817
    Shares Issued, Par $.01              56,318
   Additional Paid in Capital         7,501,669
   Retained Earnings (Deficit)       (7,557,987)
                                      ----------
    Net Stockholders Equity                   -

   Total Liabilities &
    Stockholders Equity                       -
                                      ----------

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM   FORM 10-KSB AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.
[PERIOD-TYPE]                           12-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            DEC-31-1998
[CASH]                                      105,404
[SECURITIES]                                      0
[RECEIVABLES]                             1,189,657
[ALLOWANCES]                                  4,638
[INVENTORY]                                117,564
<PREPAID EXPENSES>                          28,379
[CURRENT-ASSETS]                         1,436,366
[PP&E]                                   4,435,101
[DEPRECIATION]                           2,602,599
[TOTAL-ASSETS]                           3,276,973
[CURRENT-LIABILITIES]                    1,474,845
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    56,318
[OTHER-SE]                               1,287,871
[TOTAL-LIABILITY-AND-EQUITY]             3,276,973
[SALES]                                          0
[TOTAL-REVENUES]                           175,500
[CGS]                                            0
[TOTAL-COSTS]                                    0
[OTHER-EXPENSES]                           247,206
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                          32,904
[INCOME-PRETAX]                          1,457,817
[INCOME-TAX]
[INCOME-CONTINUING]                        900,431
[DISCONTINUED]                             557,386
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                             1,457,817
[EPS-BASIC]                                  .50
[EPS-DILUTED]                                   .50