Form 10KSB/A
period 1998-12-31
UNICO INC
filed 1999-09-28
CIK 797564

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

                AMENDMENT NO. 1 TO
                    FORM 10-KSB

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 1998, was:

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

Long-term liabilities decreased by $1,057,292 during 1998 as a result of net principal payments made of $1,257,280 and reclassification of items previously classified as long term to short term.

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

The sale of the Company's subsidiary, United Marketing was agreed upon with the buyer, Next Generation Media Corporation, a Nevada corporation ("NexGen") in May 1998. During 1998, the Company received $1,106,399 proceeds from this sale, which was finalized in April 1999. In December, 1998, the Company declared a stock dividend of $172,665 to be disbursed in 1999 at or before the time the final proceeds of the sale transpired. The stock dividend was earmarked for all shareholders except those shareholders involved in the sale of United Marketing to NexGen. Company stockholder approval was received in January, 1999. The sale of United Marketing became effective April 1, 1999. As of June 25, 1999, the Company acquired Silver Valley Energy, including its assets of the Glass Mountains "799" Property comprising oil and gas reserves located in Pecos County, Texas for stock. The Glass Mountains "799" Property was independently valued on June 5, 1999 for $40,027,951 by Joseph V. Rochefort, certified geologist.

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

Total expenses decreased by approximately $2,253,157 during 1998 compared to 1997 after reflecting the plan to discontinue United Marketing. Included in total expense as a reduction of expenses is forgiveness of debt of $1,314,248, or $1,008,362 less than it was for 1997, and net income from the discontinued operations of United Marketing of $557,386 in 1998 compared to a loss of $407,244 in 1997.
Regular expenses for 1998 of direct costs of sales, general and administrative and franchise development as well as interest expense were $1,516,570 less than they were for 1997 whereas the write down of long term assets impaired was $309,207 less in 1997. The income tax benefit for 1998 was $0 while 1997 has a net-tax expense of $102,000. On the other hand, the loss on the disposal of the subsidiary (United marketing) for 1998 was $0 whereas 1997 had $139,432.

Operating results of United Marketing included $5,754,413 of total revenue compared to $5,779,440 in 1997, or $25,027 less in 1998. Total operating expenses for 1998 were $5,197,027 compared to $6,417,784 for 1997 or $1,220,757 less in 1998.
The decline in total revenue is related to an 8% decline in the subsidiary's commercial printing, design and advertising sales even though there was a 176% increase in franchise fee and other revenue. The decline in total operating expenses in 1998 is related to a 30% decline in cost of sales and a 3% decline in general and administrative expense. Interest expense declined by 25% in 1998.

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

Summary Compensation Table

Annual Compensation
-------------------
                                                                  Restricted
                                                                  Stock
Name and Principal Position      Year      Salary     Bonus(l)    Award
                                 -----     -------    --------    -----------
                                 1998         $0         $0
                                 1997         $0         $0
Gerald  R. Bernier               1996         $0         $0       250,000(2)
Chief Executive Officer and
President, Unico, Inc.
                                 1998         $ 125,000  $ 7,643        0
                                 1997         $ 117,428  $30,000        0
Gerald R. Bernier                1996         $ 125,000  $     0        0
Chief Executive Officer and      1995         $ 124,403  $50,347        0
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

Compensation Pursuant to Plans - Omnibus Equity Compensation Plan. The Company entered into agreements with those individuals who had held stock options in the Company at the beginning of 1998 (no options were granted during 1998). The agreement provided that all holders of stock options received incentives in the merger of Nexgen into the Company whereby all stock options were canceled. Consequently, the Company had no outstanding stock options at December 31, 1998 that were exercisable or unexercisable.

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

     During 1998, the Company's President, Gerard R. Bernier, and certain other former members of the Company's Board of Directors became stockholders in NexGen, having exchanged their interest in the Company for shares of NexGen common stock
          UNICO, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1998

     Upon consummation of the UMSI stock sale by the Company, Mr. Bernier will become a Director, as well as President and Chief Executive Officer of NexGen (See Note 13).

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

     The Company filed consolidated income tax returns with its subsidiary, UMSI, through December 31, 1997 but may or may not file a consolidated return for December 31, 1998. In addition, the ownerships of the Company and its subsidiary, UMSI, changed. Management has concluded the method of changes in ownership have precluded any use of the otherwise available federal income tax net operating losses for both companies. Consequently, no income tax benefits are recognized or deferred.

NOTE 8- FINANCIAL CONDITION

     As explained in Notes 5, 6, 8 and 13, the Company has effectively sold the stock of UMSI, its only subsidiary to NexGen as of December 3l, 1998. NexGen has agreed to assume the $402,000 debt of the Company, which is secured by a significant portion of the assets of UMSI.

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
                                      ----------

EXHIBIT 27 - FINANCIAL DATA SCHEDULE
------------------------------------

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM   FORM 10-KSB AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.

[PERIOD-TYPE]                           12-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            DEC-31-1998
[CASH]                                      105,404
[SECURITIES]                                      0
[RECEIVABLES]                             1,189,657
[ALLOWANCES]                                  4,638
[INVENTORY]                                117,564
<PREPAID EXPENSES>                          28,379
[CURRENT-ASSETS]                         1,436,366
[PP&E]                                   4,435,101
[DEPRECIATION]                           2,602,599
[TOTAL-ASSETS]                           3,276,973
[CURRENT-LIABILITIES]                    1,474,845
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    39,191
[OTHER-SE]                               1,305,503
[TOTAL-LIABILITY-AND-EQUITY]             3,276,973
[SALES]                                    175,500
[TOTAL-REVENUES]                           175,500
[CGS]                                            0
<OPERATING COSTS>                          247,206
[OTHER-EXPENSES]                           309,207
<OTHER INCOME>                           1,314,248
<LOSS-OPERATIONS>                         <104,610>
[INTEREST-EXPENSE]                          32,904
[INCOME-PRETAX]                          1,457,817
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                        900,431
[DISCONTINUED]                             557,386
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                             1,457,817
[EPS-BASIC]                                  .67
[EPS-DILUTED]                                  .67

