Form 10QSB
period 1999-03-30
UNICO INC
filed 1999-10-20
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-QSB

                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 30, 1999

  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT

  For the transition period from               to

                Commission File No. 0-15303

                        UNICO, INC.
         (Name of Small Business Issuer in Its Charter)

  Delaware                                   73-1215433
  (State of Other Jurisdiction of        (I.R.S. Employer
  Incorporation or Organization)         Identification No.)

  Harbor Park, 333 Ludlow Street, Stamford, CT     06902
  (Address of Principal Executive Offices)       (Zip Code)

                       (203) 323-6239
        (Issuer's Telephone Number, Including Area Code)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes          No    X

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 1999, the Company had 6,759,160 shares of Common Stock outstanding, $0.001 par value.

                         UNICO, INC.

                 Form 10-QSB Quarterly Report
              For the Period Ended March 30, 1999

                                                                          Page
  Part I - FINANCIAL INFORMATION
  Item 1. Financial Statements                                             3
       Unaudited Consolidated Statement of Financial Condition
       at March 31, 1999 for Unico, Inc. and Subsidiary                    4-5

       Unaudited Consolidated Statement of Operations at March 31,
       1999 for Unico, Inc. and Subsidiary                                 6
       Unaudited Consolidated Statement of Stockholders' Equity
       (Deficiency) at March 31, 1999 for Unico, Inc. and Subsidiary       7-8
       Unaudited Consolidated Statement of Cash Flows at March 31,
       1999 for Unico, Inc. and Subsidiary                                 9
       Notes to Interim Consolidated Financial Statements                  10-11

  Item 2. Management's Discussion and Analysis of Financial
       Conditions and Results of Operations                                12

  PART II - OTHER INFORMATION                                              13

  Item 1. Legal Proceedings                                                13

  Item 2. Changes in Securities                                            13

  Item 3. Defaults Upon Senior Securities                                 13

  Item 4. Submission of Matters to a Vote of Security Holders             13

  Item 5. Other Information                                               13

  Signatures                                                              13

  ------------------------

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

  BASIS OF PRESENTATION

  The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion of management, all adjustments
  (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The financial statements are presented on the accrual basis.

              UNICO, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                             March 31,     December 31,
                                             1999          1998
  ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                  $159,614     $105,404
  Accounts and notes receivable (net of
  allowance for uncollectible accounts)       238,734       350,354
  Receivable from NexGen                      794,665       834,665
  Receivable Other                               -             -
  inventory                                   182,677       117,564
  Prepaid expenses                              9,140        28,379
  Total current assets                      1,384,830     1,436,366

  PROPERTY AND EQUIPMENT, AT COST
  Furniture, fixtures and equipment         4,400,845     4,354,072
  Leasehold improvements                       81,394        81,029
  (Less) Accumulated depreciation and
  amortization                             (2,701,003)   (2,602,599)
  Net property and equipment                1,781,236     1,832,502
  OTHER ASSETS                                  8,105         8,105
  ASSETS                                   $3,174,171    $3,276,973

                       UNICO, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                             March 31,     December 31,
                                             1999          1998
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable                           $592,345      $531,983
  Sales tax liability                            -             -
  Accrued liabilities                         277,894       170,206
  Line of credit                               74,988        74,988
  Current portion of long-term liabilities    560,428       594,668
  Deferred revenue                               -          103,000
  Total current liabilities                 1,505,655     1,474,845
                                            ---------     ---------
  LONG-TERM LIABILITIES
  Notes payable                                45,193        83,058
  Deferred rent                               401,000       374,376
  Total long-term liabilities                 446,193       457,434
                                            ---------     ---------
  Total liabilities                         1,951,848     1,932,279
                                            ---------     ---------
  COMMITMENTS AND CONTINGENCIES                  -             -
  STOCKHOLDERS' EQUITY
      Preferred stock, Series A, C & Redeemable
      All recalled and retired                   -             -
      Common stock
       $.01 par value, 20,000,000 shares authorized,
       5,636,927, 5,631,817 and 2,119,077 shares
       issued and outstanding at March 31, 1999,
       December 31, 1998 and March 31, 1998
       respectively
                                               56,369         56,318
  Additional paid-in capital                7,821,440      7,883,898
  Stock dividend declared                     172,665        172,665
  Deferred compensation                          -              -
  Retained earnings (deficit)              (6,828,151)    (6,768,187)

  Total stockholders' equity                1,222,323      1,344,694
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
                                      $     3,174,171     $3,276,973
                                      ----------------    -----------

                        UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                   1999          1998
                                                   ----          ----
  REVENUE
  Other                                            $    -        $7,973
  Total revenue                                         -         7,973
                                                   -------       ------
  EXPENSES
  General and administrative                       56,033       117,882
  Interest expense                                      -         5,681
  Total expenses                                   56,033       123,563
  INCOME (LOSS) BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                         (56,033)     (115,590)
  Income tax provision                                  -             -
  Income (loss) from discontinued
  operations                                       (3,931)       55,473
  NET INCOME (LOSS)                         $     (59,964)    $( 60,117)
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares
  outstanding                                   5,631,817     2,119,077
  (Loss) from continuing operations                $(0.01)       $ (.06)
  Income from discontinued operations                   -           .03
  NET INCOME (LOSS) PER COMMON SHARE          $     (0.01)  $      (.03)

                          UNICO, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIODS ENDED DECEMBER 31, 1998 AND MARCH 31, 1999

                                           Preferred Stock
                            Redeemable     Series A    Series C        Common Stock
                            Shares   Amt   Shares Amt  Shares Amt      Shares Amt
  Balance
  December 31, 1997         70    $ 1      -   $  -    428,185 $4,282  2,119,077 $21,191
  Deferred compensation earned
  Stock issued in forgiveness
  of debt - TC EQUITIES                                                1,800,000 $18,000
  Converted preferred
   to common               (70)    (1)                (428,185)(4,282) 1,712,740 17,127stock
                           -----   ----    ---------- -------- ------- --------- -----------

  All stock options & warrants
  canceled or expired
  Proceeds from pending sale
  of subsidiary - United Marketing
  Solutions, Inc.
  Stock dividend declared
  Net income
  Balance
  December 31, 1998          -      -      -      -       -      -     5,631,817  56,318
  Correction # shares outstanding                                          5,110      51

  Reduction in anticipated proceeds
  from pending sale of subsidiary -
  Marketing Solutions, Inc.
  Net (loss)
  Balance March 31, 1999     -  $   -      -     $ -      -     $ -    5,636,927  $56,369
                           ---- -----    -----  -----    ----   ----   ---------  -------

                           UNICO, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE PERIODS ENDED DECEMBER 31, 1998 AND MARCH 31, 1999
                                   (CONTINUED)
                                   -----------

                      Additional      Stock
                      Paid-In         Divid.       Deferred        Accum.
                      Capital         Decl.        Compensation    Deficit      Total
                      ----------      -------      ------------    --------     ----------
  Balance
  December 31, 1997  $6,801,008       $            $(4,557)        $(8,226,004) (1,404,079)
  Deferred compensation
   earned                                            4,557                           4,557
  Stock issued in
  forgiveness of debt
   - TC EQUITIES        162,000                                                    180,000
  Converted preferred
   to common stock      (12,844)
  All stock options & warrants
  canceled or expired
  Proceeds from
   pending sale
   of subsidiary
   - United Marketing
   Solutions, Inc.    1,106,399                                                  1,106,399
  Stock dividend
   declared            (172,665)       172,665
  Net income                                                         1,457,817   1,457,817
  Balance
   December 31, 1998  7,883,898        172,665                       6,768,187   1,344,694
  Correction # shares
   outstanding             (51)
  Reduction in anticipated
   proceeds from pending
   sale of subsidiary -
   Marketing
   Solutions, Inc.     (62,407)                                                   (62,407)
  Net (loss)                                                          (59,964)    (59,964)

  Balance
   March 31, 1999   $7,821,440      $172,665      $   -           $(6,828,151) $1,222,323
                    ----------      ---------     -----           ------------ -----------

                             UNICO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE QUARTERS ENDED MARCH 31,

                                                           1999          1998
                                                          -------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(59,964)      $(60,117)
  Adjustments to reconcile net income to net cash
  Provided (used) by operating activities
  Depreciation and amortization                             98,404        170,932
  Provision for bad debts                                     -            22,900
  Deferred income taxes                                       -             9,000
  Changes in assets and liabilities
  Increase (decrease) accounts and notes receivable        111,620       (115,736)
  (Increase) prepaid expenses and inventory               ( 45,874)     (  40,099)
  Decrease deposits and other                                 -             3,147
  Increase (decrease) accounts payable and accrued         168,050      (  71,274)
  liabilities
  Increase (decrease) deferred revenue and rent            (76,376)       146,842
  Net cash (used) by operating activities                  195,860         65,595
  CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property                                     (47,138)       (85,012)
       Net cash (used) by investing activities             (47,138)       (85,012)
  CASH FLOW FROM FINANCING ACTIVITIES
  Payment of notes payable                                 (72,105)       (20,407)
  Proceeds stock sale of subsidiary (UMSI)                 (22,407)          -
       Net cash provided by financing activities           (94,512)       (20,407)
  (DECREASE) IN CASH AND CASH EQUIVALENTS                   54,210        (39,824)
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                  105,404        129,860
  CASH AND CASH EQUIVALENTS, END OF YEAR                  $159,614        $90,036
                                                          ---------       --------

                  UNICO AND SUBSIDIARY
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

  NOTE 1 -     BASIS OF PRESENTATION
               ---------------------

               The interim consolidated financial
  statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1998 balance sheet was derived from the Company's audited financial statements.

               The accompanying unaudited financial
  statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31,
  1998. The accompanying unaudited interim financial statements for the three month period ended March 31, 1999 are not necessarily indicative of the results which can be expected for the entire year.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NOTE 2 -     COMMITMENTS & CONTINGENCIES
               ---------------------------

               The Company is not exposed to any legal
  matters at this time.

  NOTE 3 -     INCOME TAXES
               ------------

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

               Management has determined that it is not likely that the Company will be able to realize all the tax benefits from available net operating loss carry forwards and has, therefore, provided a valuation allowance of an equal amount. The income tax expense of $9,000 reflected in the Statement of Operations for the quarter ended March 31, 1998 represents state income taxes payable by United Marketing Solutions, Inc. on first quarter profits that are not impacted by the net operating loss carry forwards.

  NOTE 4 -     COMMON STOCK
               ------------

               The Company recently changed stock transfer agents. The new stock transfer agent identified an additional 5,110 shares issued and outstanding not previously known about. The discrepancy is corrected in the first quarter of 1999 and now agrees with the records of the current stock transfer agent. No additional stock was actually issued since December 31, 1998.

  NOTE 5 -     DISCONTINUED OPERATIONS OF SUBSIDIARY
               -------------------------------------

               During 1998, the Company entered into an agreement to sell its principal operating subsidiary
  United Marketing Solutions, Inc. ("UMSI"), formerly
  United Coupon Corporation. Accordingly, the results of operations for 1999 and 1998 are presented showing the results of continuing operations and discontinued operations net of applicable income taxes (income tax benefits).

               A summary of the subsidiary's operations for the three months ended March 31, 1999 and 1998 are as follows:

                                                1999             1998
                                                ----             -----
  REVENUE
   Printing, design and advertising sales
    Net                                    $  1,902,906     $   1,195,648
    Other                                        62,383            50,272
                                           -------------    -------------
     Total revenue                            1,965,289         1,384,705
                                            ------------     -------------
  EXPENSES
   Direct cost of sales                       1,495,041           797,930
   General and administrative and
    Franchise development                       474,159           522,302
                                            -------------    -------------
     Total expenses                           1,969,200         1,320,232
     Net income (loss) before income
      tax (provision)                            (3,931)           64,473
     Income tax provision                          -                9,000
                                             ------------     ------------
  INCOME (LOSS) FROM OPERATIONS           $      (3,931)       $   55,473
                                          ---------------     ------------
                                          ---------------     ------------

  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations.

       Forward-Looking Statements
       --------------------------

       Forward-Looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report t stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.
  Among the factors that may affect operating results are the following: success of the Company's change in focus;
  competitive environment; and general economic conditions.
  Form 10-KSB for the year ended December 31, 1998 contains further discussions on these matters.

        Results of Operations
        ---------------------

        Revenues from regular and discontinued operations increased by $572,611 to $1,965,269 for the three months ended March 31, 1999 as compared to $1,392,678 for the three months ended March 31, 1998. Net (loss) decreased from $60,117 to a net loss of $59,954. The increase in sales is due primarily from continued growth in the subsidiary which has been sold off and is reported as discontinued operations. Despite increased income the expenses also increased, with the result that the losses for each quarter were about the same - $60,000 loss each quarter.

       Future Outlook
       --------------

       During the quarter ended March 31, 1999, the Company was focusing on the finalization of its sale of its only operating subsidiary, United Marketing Solutions, Inc. to
  Next Generation Media, Corp. Simultaneously, the Company was looking to change directions in its general course of business. Market research during the first quarter of 1999 concluded that the Internet/High-Technology and Natural Resources should become the Company's primary medium for conducting business. In March 1999, the Company began talks with several oil and gas and other natural resource companies, and Internet related companies.

       On May 28, 1999, the Company in exchange for stock acquired all of the issued and outstanding shares of Silver Valley Energy, Inc., a privately held Texas corporation. Silver Valley Energy, Inc. holds an undeveloped oil, gas and mineral lease on approximately
  1,340 acres in Pecos County, Texas. The oil and gas property has been appraised and classified by Nova
  Petroleum Resource Co., Certified Petroleum Geologists and Registered Professional Engineers. The report classifies the petroleum reserves as proved undeveloped reserves containing 55,699,072 MCF natural gas, at a net present value of $40,027,951.

       With this and other planned acquisitions through the issuance of common stock and additional external financing, management is optimistic the Company will be profitable in the near future.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.  Not applicable

  Item 2. Changes in Securities.  None

  Item 3. Defaults Upon Senior Securities.  Not Applicable

  Item 4. Submission of Matters to a Vote of Security
          Holders.

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

  Item 5. Other Information. None

  Item 6. Exhibits and Reports of Form 8-K. None

  Exhibit 27 - Financial Date Schedule - Electronic Filing
               Only
  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, thereunto duly authorized, on October 19,
  1999.
                                    UNICO, INC.
                                    -----------------
                                   (Registrant)

  Date: October 19, 1999            s/s Jay R. Weppler
                                    -------------------
                                    Jay R. Weppler
                                    Chairman and President

EXHIBIT 27 - FINANCIAL DATA SCHEDULE
------------------------------------

[DESCRIPTION]   ART. 5 FDS FOR 3RD QUARTER 10-Q
[TEXT]
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                           3 MOS
[FISCAL-YEAR-END]                              DEC-31-9999
[PERIOD-END]                                   MAR-31-1999
[CASH]                                             159,614
[SECURITIES]                                             0
[RECEIVABLES]                                    1,033,399
[ALLOWANCES]                                             0
[INVENTORY]                                        182,677
[CURRENT-ASSETS]                                 1,384,830
[PP&E]                                           4,400,845
[DEPRECIATION]                                   2,701,003
[TOTAL-ASSETS]                                   3,174,171
[CURRENT-LIABILITIES]                            1,505,655
[BONDS]                                                  0
[PREFERRED-MANDATORY]                                    0
[PREFERRED]                                              0
[COMMON]                                            56,369
[OTHER-SE]                                       1,165,954
[TOTAL-LIABILITY-AND-EQUITY]                     3,174,171
[SALES]                                                  0
[TOTAL-REVENUES]                                         0
[CGS]                                                    0
[TOTAL-COSTS]                                       56,033
[OTHER-EXPENSES]                                         0
[LOSS-PROVISION]                                         0
[INTEREST-EXPENSE]                                       0
[INCOME-PRETAX]                                    <56,033>
[INCOME-TAX]                                       <56,033>
[INCOME-CONTINUING]                                <56,033>
[DISCONTINUED]                                      (3,931)
[EXTRAORDINARY]                                          0
[CHANGES]                                                0
[NET-INCOME]                                       <59,964>
[EPS-BASIC]                                         <.01>
[EPS-DILUTED]                                         <.01>