Form 10-Q
period 1999-06-30
UNICO INC
filed 1999-11-24
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                      FORM 10-QSB

                      (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

                       UNICO, INC.
               Form 10-QSB Quarterly Report
            For the Period Ended June 30, 1999

                                                                        Page
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements                                             3

     Unaudited Consolidated Statement of Financial Condition
     at June 30, 1999 and 1998 for Unico, Inc. and Subsidiary            4-5

     Unaudited Consolidated Statement of Operations at June 30,
     1999 and 1998 for Unico, Inc. and Subsidiary                        6

     Unaudited Consolidated Statement of Stockholders' Equity
     (Deficiency) at June 30, 1999 and December 31, 1998
     for Unico, Inc. and Subsidiary                                      7-8

     Unaudited Consolidated Statement of Cash Flows ended June 30,
     1999 and December 31, 1998 for Unico, Inc. and Subsidiary           9
     Notes to Interim Consolidated Financial Statements                  10-11

Item 2. Management's Discussion and Analysis of Financial
     Conditions and Results of Operations                                12

PART II - OTHER INFORMATION                                              13

Item 1. Legal Proceedings                                                13

Item 2. Changes in Securities                                            13

Item 3. Defaults Upon Senior Securities                                  13

Item 4. Submission of Matters to a Vote of Security Holders              13

Item 5. Other Information                                                13

Signatures                                                               13

------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion of management, all adjustments
(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The financial statements are presented on the accrual basis.

                       UNICO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               June 30,          December 31,
                                                    1999                1998
                                               ----------        --------------

                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $     -      $     105,404
  Accounts and notes receivable (net of
    allowance for uncollectible accounts)             -            350,354

  Receivable from NexGen                              -            834,665
  Inventory                                           -            117,564
  Prepaid expenses                                    -             28,379
                                                -----------------------------
      Total current assets                            -          1,436,366
                                                -----------------------------
   PROPERTY AND EQUIPMENT, AT COST
  Furniture, fixtures and equipment                   -          4,354,072
  Leasehold improvements                              -             81,029
 (Less) Accumulated depreciation and
   amortization                                       -         (2,602,599)
                                                 ----------------------------
      Net property and equipment                      -          1,832,502
OTHER ASSETS
  Gas, oil and mineral
   lease in Texas                              40,027,951             -
  Other                                               -              8,105
                                              -------------------------------
      Total other assets                       40,027,951            8,105
                                              -------------------------------
      TOTAL ASSETS                       $     40,027,951   $    3,276,973
                                              --------------------------------
                                              --------------------------------

                          UNICO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               June 30,          December 31,
                                                1999                1998
                                               ----------        --------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                   $         232,470           $   531,983

   Accrued liabilities                             -                  170,206

   Line of credit                                  -                   74,988
   Current portion of long-term liabilities        -                  594,668
   Deferred revenue                                -                  103,000
                                             ---------------------------------
         Total current liabilities              232,470             1,474,845
                                             ---------------------------------
LONG-TERM LIABILITIES
   Notes payable                                   -                   83,058
   Deferred rent                                   -                  374,376
                                             ---------------------------------
         Total long-term liabilities               -                  457,434
                                             ---------------------------------
         Total liabilities                      232,470             1,932,279
                                             ---------------------------------
COMMITMENTS AND CONTINGENCIES                      -                     -
STOCKHOLDERS' EQUITY
    Preferred stock, Series A, C & Redeemable
     All recalled and retired                      -                     -
    Common stock
     $.01 par value, 20,000,000 shares authorized,
      6,759,160 and 1,877,272 shares issued and
      outstanding at June 30, 1999 and
      December 31, 1998 respectively            67,592                18,773
    Additional paid-in capital              47,451,095             7,921,443
    Stock dividend declared                       -                  172,665
    Retained earnings (deficit)             (7,723,206)           (6,768,187)
                                          -------------------------------------
         Total stockholders' equity         39,795,481             1,344,694
                                           ------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $40,027,951          $  3,276,973
                                           ------------------------------------
                                           ------------------------------------

                      UNICO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

                                                 1999                1998
                                               ----------        --------------
REVENUE

   Other                                       $     -           $      -
                                               ---------------------------------
      Total revenue                                  -                  -
                                               ---------------------------------
EXPENSES
   General and administrative                      89,470             (73,153)
   Interest expense                                  -                  7,048
                                               ---------------------------------
      Total expenses                               89,470             (66,105)
                                               ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                      66,105
INCOME TAX PROVISION                                                     -
                                               ---------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS       (89,470)           66,105
EXTRAORDINARY GAIN FROM
FORGIVENESS OF DEBT                                   -            1,314,248
                                                   ---------------------------
EXTRAORDINARY GAIN (LOSS)

FROM BUSINESS DISSOLUTION                             -              173,187
                                                   ---------------------------
NET INCOME (LOSS)                        $         (89,470)      $ 1,553,540
                                                   ---------------------------
                                                   ---------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE
 Weighted average common shares outstanding      3,688,004         1,877,272
                                                ------------------------------
                                                ------------------------------
   Income (loss) from continuing operations       $  (0.02)      $      0.04
   Income (loss) from forgiveness of debt              -                0.70
   Income (loss) from discontinued operations          -                0.09
                                                ------------------------------
NET INCOME (LOSS) PER COMMON SHARE                $  (0.02)      $      0.83
                                                ------------------------------
                                                ------------------------------

                          UNICO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                 1999                1998
                                               ----------        --------------
REVENUE
   Other                                        $     -            $      7,973
                                                ---------------------------------
    Total revenue                                     -                    -
                                                ---------------------------------
EXPENSES
   General and administrative                      145,503               44,729
   Interest expense                                   -                  12,729
                                                ---------------------------------
      Total expenses                               145,503               57,458
                                                ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                 (145,503)             (49,485)
INCOME TAX PROVISION                                  -                    -
                                                ---------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS      (145,503)             (49,485)
EXTRAORDINARY GAIN FROM
FORGIVENESS OF DEBT                                   -               1,314,248
EXTRAORDINARY GAIN (LOSS)
FROM BUSINESS DISSOLUTION                          (3,931)              228,660
                                                ---------------------------------
NET INCOME (LOSS)                          $     (149,434)          $ 1,493,423
                                                ---------------------------------
                                                ---------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE
 Weighted average common shares outstanding     2,787,640             1,877,272
  Income (loss) from continuing operations    $     (0.05)          $     (0.03)
  Income (loss) from forgiveness of debt              -                    0.70
  Income (loss) from discontinued operations          -                    0.13
                                               ---------------------------------
NET INCOME (LOSS) PER COMMON SHARE            $     (0.05)          $      0.80
                                               ---------------------------------
                                               ---------------------------------
See Notes to Financial Statements

                       UNICO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           FOR THE PERIODS ENDED JUNE 30, 1999 AND DECEMBER 31, 1998

                                                 Preferred Stock
                      Redeemable      Series A          Series C           Common Stock
                    Shares  Amount   Shares Amount     Shares   Amount    Shares   Amount
Balance
December 31, 1997   70      $  1      -      $  -      428,185  $ 4,282  706,359 $  7,064

Deferred compensation earned
Stock issued in forgiveness
of debt - TC EQUITIES                                  600,000    6,000

Converted preferred
 to common stock   (70)       (1)                     (428,185)  (4,282) 570,913    5,709
All stock options & warrants
canceled or expired

Proceeds from pending sale
of subsidiary - United Marketing
Solutions, Inc.
Stock dividend declared
Net income
-----------------------------------------------------------------------------------------
Balance
December 31, 1998   -          -         -      -          -        - 1,877,272    18,773
Sale of subsidiary - United
Marketing Solutions, Inc.
Stock dividend paid
Net (loss)
-----------------------------------------------------------------------------------------
Stock issued for services                                              250,000      2,500
Correction number of shares                                             51,888        519
Stock issued for Silver
Valley Energy, Inc.                                                  4,580,000     45,800
-----------------------------------------------------------------------------------------
Balance
June 30, 1999         -   $     -          -  $  -         - $  -    6,759,160   $ 67,592
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

                       UNICO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           FOR THE PERIODS ENDED JUNE 30, 1999 AND DECEMBER 31, 1998
                               CONTINUE
                               --------

                        Additional      Stock
                        Paid-In         Dividend    Deferred       Accumulated
                        Capital         Declared    Compensation   Deficit     Total
                        -----------     ---------   -------------  ----------- -----
Balance
December 31, 1997       $ 6,815,135     $           $  (4,557)   $ 8,226,004  $(1,404,079)

Deferred compensation earned                            4,557                       4,557
Stock issued in forgiveness
of debt - TC EQUITIES       174,000                                               180,000

Converted preferred
 to common stock             (1,426)                                                 -
All stock options & warrants
canceled or expired

Proceeds from pending sale
of subsidiary - United Marketing
Solutions, Inc.          1,106,399                                              1,106,399
Stock dividend declared   (172,665)      172,665

Net income                                                           1,457,817  1,457,817
-----------------------------------------------------------------------------------------
Balance
December 31, 1998        7,921,443       172,665           -        (6,768,187  1,344,694

Sale of subsidiary -
United Marketing
Solutions, Inc.          (306,980)
Stock dividend paid                     (172,665)                                (172,665)
Net (loss)                                                           (149,434)   (149,434)
-----------------------------------------------------------------------------------------
Stock issued for services   5,000                                                     700
Correction number of
shares                      (519)
Stock issued for Silver Valley
Energies, Inc.         39,832,151                                              39,877,951
-----------------------------------------------------------------------------------------
Balance
June 30, 1999          47,451,095           -               -     $(7,723,206) $39,795,481
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

                            UNICO, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                 1999                1998
                                               ----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                   $      (149,434)          $    1,493,423
   Adjustments to reconcile
   net income to net cash
   provided by operating activities:
    Depreciation and amortization               98,404                  316,467
    Provision for bad debts                       -                     (19,837)
    Deferred income taxes                         -                      18,000
    Stock issued for services rendered           7,500                     -
    Changes in operating assets and liabilities
     (Increase) decrease accounts and
      notes receivable                         350,354                   24,188
     (Increase) decrease receivable
       from NexGen                             834,665                     -
     (Increase) decrease prepaid
       expenses and inventory                  145,943                  (72,896)
     (Increase) decrease deposits and other      8,105                     -
      Increase (decrease) accounts payable &
       accrued liabilities                    (544,707)                (399,805)
      Increase (decrease) deferred
       revenue and rent                       (477,376)                  37,866
-----------------------------------------------------------------------------------------
Net cash (used) by operating activities        273,454                1,397,406
-----------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
   Sale of property                          1,734,098                  (85,012)
-----------------------------------------------------------------------------------------
Net cash (used) by investing activities      1,734,098                  (85,012)
-----------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from notes payable                      -                     175,500
 Payment of notes payable                    (677,726)                  (87,000)
 Debt forgiveness                                 -                  (1,441,412)
 Payment of cash dividend declared            172,665                      -
 Net (loss) on sale of subsidiary -
  United Marketing Solutions, Inc.         (1,112,565)                     -
 Acquisition of Subsidiary -
  Silver Valley Energy, Inc.                  150,000                      -
Net cash provided by financing activities  (2,112,956)               (1,352,912)
-----------------------------------------------------------------------------------------
(DECREASE) IN CASH AND CASH EQUIVALENTS     (105,404)                  (40,518)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         105,404                   129,860
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  $     -             $         89,342
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid for income taxes               $     -             $           -
 Cash paid for interest                         -                       12,729
NON CASH ITEMS:
 Stock issued to acquire Subsidiary
  - Silver Valley Energy, Inc.            $39,877,951         $           -
 Stock issued for services                      7,500                     -
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

                  UNICO AND SUBSIDIARY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The interim consolidated financial statements at June
30, 1999 and for the three and six month periods ended
June 30, 1999 and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1998 balance sheet was derived from the Company's audited financial statements.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying unaudited interim financial statements for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results which can be expected for the entire year.

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

     Management has determined that it is not likely that the Company will be able to realize all the tax benefits from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount. The income tax expense of $9,000 reflected in the Statement of Operations for the quarter ended June
30, 1998 represents state income taxes payable by United
Marketing Solutions, Inc. on first quarter profits that are not impacted by the net operating loss carryforwards.

NOTE 4 - COMMON STOCK
         ------------

     On May 28, 1999, the Company acquired 100% ownership in Silver Valley Energy, Inc. (SVE) in consideration for 4,580,000 restricted shares of common stock that was issued September 30, 1999. SVE owns oil and gas lease rights on approximately 1,340 acres in Pecos County, Texas. The lease rights are renewable for an indefinite period of time. The lease rights have been appraised by certified petroleum geologists and registered professional engineers at a present value of $40,027,951. SVE acquired the oil and gas lease rights June 25, 1999. These transactions are recognized in the financial statements as of June 30, 1999, including the stock issued September 30, 1999. SVC accounted for the oil and gas lease rights on the purchase method of accounting.

     The Company also made a 3 for 1 reverse stock split immediately before acquiring SVE. This 3 for 1 reverse stock split has been recognized in these financial statements retroactive to December 31, 1997 for comparative purposes.

     The stock transfer agent was changed May in 1999. In the transition from the prior stock transfer agent, an additional 51,888 shares of issued and outstanding stock came to light. Management has not been able to identify or explain who these outstanding shares are for or for what purpose they were issued, or when.

NOTE 5 - DISCONTINUED OPERATIONS OF SUBSIDIARY
         -------------------------------------

     During 1998, the Company entered into an agreement to sell its principal operating subsidiary United Marketing
Solutions, Inc. (UMSI), formerly United Coupon
Corporation. Accordingly, the results of operations for 1999 and 1998 are presented showing the results of continuing operations and discontinued operations, net of applicable income taxes (income tax benefits). UMSI was fully disposed of and sold effective April 1, 1999.

NOTE 5 - DISCONTINUED OPERATIONS OF SUBSIDIARY - Continued
         -------------------------------------------------

     A summary of the subsidiary's operations for the three month and six month periods ended June 30, 1999 are as follows:

                UNICO, INC. AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

                                          3 months ended         6 months ended
                                          June 30, 1999          June 30, 1999
                                          ----------------       ---------------
  REVENUE
   Printing, design and advertising sales
    Net                                     $       -            $      1,902,906
    Other                                           -                      62,383
                                          ----------------------------------------
   Total revenue                                    -                   1,965,289
                                          ----------------------------------------
  EXPENSES
   Direct cost of sales                             -                   1,495,041
   General and administrative and
    Franchise development                           -                     474,159
                                          ----------------------------------------
   Total expenses                                   -                   1,969,200
   Net income (loss) before income
    tax (provision)                                 -                      (3,931)
   Income tax provision                             -                        -
                                          ----------------------------------------
INCOME (LOSS) FROM OPERATIONS                       -             $        (3,931)
                                          -----------------------------------------
                                          -----------------------------------------

Unico Inc. 10Q-SB, June 30, 1999
--------------------------------
     Item 2.

     Management's Discussion and Analysis of Financial
     Conditions and Results of Operations.
     Forward-Looking Statements
     ---------------------------

     Forward-Looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions.
Form 10-KSB for the year ended December 31, 1998 contains further discussions on these matters.

     Results of Operations
     ---------------------

     On April 1, 1999, the Company sold off its only subsidiary - United Marketing Solutions, Inc., which was its only source of revenue at the time. So, there was no revenue in the three months ending June 30, 1999, down
$1,965,269 from the three months ending March 31, 1999.

     Future outlook
     --------------

     On May 28, 1999, the Company in exchange for stock acquired all of the issued and outstanding shares of Silver Valley Energy, Inc., a private held Texas corporation. Silver Valley Energy, Inc. holds an undeveloped oil, gas and mineral lease on approximately
1,340 acres in Pecos County, Texas. The oil and gas property has been appraised and classified by Nova
Petroleum Resource Co., Certified Petroleum Geologists and Registered Professional Engineers. The report classifies the petroleum reserves as proved undeveloped reserves containing 55,699,072 MCF natural gas, at a net present value of $40,027,951.

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

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

Exhibit 27 - Financial Date Schedule - Electronic Filing
             Only

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed in its behalf by the
undersigned, thereunto duly authorized, on November 19,
1999.
                                  UNICO, INC.
                                  -----------------
                                 (Registrant)

Date: November 19, 1999            s/s Jay R. Weppler
                                  -------------------
                                  Jay R. Weppler
                                  Chairman and President

EXHIBIT 27 - FINANCIAL DATA SCHEDULE
------------------------------------

[DESCRIPTION]     ART. 5 FDS FOR 2ND QUARTER 10-Q
[TEXT]
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                        6-MOS
[FISCAL-YEAR-END]                    DEC-31-1999
[PERIOD-END]                         JUN-30-1999
[CASH]                               0
[SECURITIES]                         0
[RECEIVABLES]                        0
[ALLOWANCES]                         0
[INVENTORY]                          0
[CURRENT-ASSETS]                     0
[PP&E]                               40,027,951
[DEPRECIATION]                       0
[TOTAL-ASSETS]                       40,027,951
[CURRENT-LIABILITIES]                232,470
[BONDS]                              0
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[COMMON]                             67,592
[OTHER-SE]                           39,727,889
[TOTAL-LIABILITY-AND-EQUITY]         40,027,951
[SALES]                              0
[TOTAL-REVENUES]                     0
[CGS]                                0
[TOTAL-COSTS]                        0
[OTHER-EXPENSES]                     89,470
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]                   0
[INCOME-PRETAX]                      <89,470>
[INCOME-TAX]                         0
[INCOME-CONTINUING]                  <89,470>
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                         <89,470>
[EPS-BASIC]                        <.02>
[EPS-DILUTED]                        <.02>