Form 10QSB
period 1999-09-30
UNICO INC
filed 2000-01-06
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
<P>
               Washington, D.C. 20549
                      FORM 10-QSB
<P>
                      (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
         For the quarterly period ended September 30, 1999
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from               to
<P>
              Commission File No. 0-15303
<P>
                      UNICO, INC.
       (Name of Small Business Issuer in Its Charter)
<P>
Delaware                                 73-1215433
(State of Other Jurisdiction of      (I.R.S. Employer
Incorporation or Organization)       Identification No.)
<P>
Harbor Park, 333 Ludlow Street, Stamford, CT     06902
(Address of Principal Executive Offices)       (Zip Code)
<P>
                     (203) 323-6239
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
           Yes          No    X
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 24, 1999, the Company had 5,679,160 shares of Common Stock outstanding, $0.01 par value.
<P>
                       UNICO, INC.
               Form 10-QSB Quarterly Report
            For the Period Ended September 30, 1999

                                                                        Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements                                             3
<P>
     Unaudited Consolidated Statement of Financial Condition
     at September 30, 1999 and 1998 for Unico, Inc. and Subsidiary       4-5
<P>
     Unaudited Consolidated Statement of Operations at September 30,
     1999 and 1998 for Unico, Inc. and Subsidiary                        6
<P>
     Unaudited Consolidated Statement of Stockholders' Equity
     (Deficiency) at September 30, 1999 and December 31, 1998
     for Unico, Inc. and Subsidiary                                      7-8
<P>
     Unaudited Consolidated Statement of Cash Flows ended September 30,
     1999 and December 31, 1998 for Unico, Inc. and Subsidiary           9
<P>
     Notes to Interim Consolidated Financial Statements                  10-11
<P>
Item 2. Management's Discussion and Analysis of Financial
     Conditions and Results of Operations                                12
<P>
PART II - OTHER INFORMATION                                              13
<P>
Item 1. Legal Proceedings                                                13
<P>
Item 2. Changes in Securities                                            13
<P>
Item 3. Defaults Upon Senior Securities                                  13
<P>
Item 4. Submission of Matters to a Vote of Security Holders              13
<P>
Item 5. Other Information                                                13
<P>
Signatures                                                               13

------------------------
<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements
<P>
BASIS OF PRESENTATION
<P>
The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The financial statements are presented on the accrual basis.
<P>
                       UNICO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                              September 30,          December 31,
                                                    1999                1998
                                               ----------        --------------

                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $   40,000      $  105,404
  Accounts and notes receivable (net of
    allowance for uncollectable accounts)             -            350,354

  Capital Receivable                                35,000            -
  Receivable from NexGen                              -            834,665
  Inventory                                           -            117,564
  Prepaid expenses                                    -             28,379
                                               -----------------------------
      Total current assets                          75,000       1,436,366
                                               -----------------------------
   PROPERTY AND EQUIPMENT, AT COST
  Furniture, fixtures and equipment                   -          4,354,072
  Leasehold improvements                              -             81,029
 (Less) Accumulated depreciation and
   amortization                                       -         (2,602,599)
                                                 ----------------------------
      Net property and equipment                      -          1,832,502
OTHER ASSETS
  Gas, oil and mineral
   lease in Texas                                   35,000              -
  Other                                               -              8,105
                                              -------------------------------
      Total other assets                            35,000           8,105
                                             -------------------------------
      TOTAL ASSETS                       $         110,000   $    3,276,973
                                              --------------------------------
                                              --------------------------------

                          UNICO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           September 30,          December 31,
                                                1999                1998
                                               ----------        --------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                   $         82,470              $ 531,983

   Accrued liabilities                             -                  170,206

   Line of credit/Loans                         40,000                 74,988
   Current portion of long-term liabilities        -                  594,668
   Deferred revenue                                -                  103,000
                                             ---------------------------------
         Total current liabilities              122,470             1,474,845
                                             ---------------------------------
LONG-TERM LIABILITIES
   Notes payable                                   -                   83,058
   Deferred rent                                   -                  374,376
                                           ---------------------------------
         Total long-term liabilities               -                  457,434
                                            ---------------------------------
         Total liabilities                      122,470             1,932,279
                                            ---------------------------------
COMMITMENTS AND CONTINGENCIES                      -                     -
STOCKHOLDERS' EQUITY
    Preferred stock, Series A, C & Redeemable
     All recalled and retired                      -                     -
    Common stock
     $.01 par value, 20,000,000 shares authorized,
      5,679,160 and 1,877,272 shares issued and
      outstanding at September 30, 1999 and
      December 31, 1998 respectively            56,792                18,773
    Additional paid-in capital               7,653,944             7,921,443
    Stock dividend declared                       -                  172,665
    Retained earnings (deficit)             (7,723,206)           (6,768,187)
                                          -------------------------------------
         Total stockholders' equity           (12,470)             1,344,694
                                           ------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   110,000          $  3,276,973
                                           ------------------------------------
                                           ------------------------------------

<P>
                      UNICO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

                                                 1999                1998
                                               ----------        --------------
REVENUE

   Other                                       $     -           $      -
                                               ---------------------------------
      Total revenue                                  -                  -
                                               ---------------------------------
EXPENSES
   General and administrative                                         110,717
   Interest expense                                  -                 11,183
                                              ---------------------------------
      Total expenses                                 -                121,900
                                               ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                    -               (121,900)
INCOME TAX PROVISION                                                     -
                                               ---------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS         -               (121,900)
EXTRAORDINARY GAIN (LOSS)

FROM BUSINESS DISSOLUTION                             -              335,167
                                                   ---------------------------
NET INCOME (LOSS)                        $            -          $   213,267
                                                   ---------------------------
                                                   ---------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE
 Weighted average common shares outstanding       6,703,371         2,677,579
                                                ------------------------------
                                                ------------------------------
   Income (loss) from continuing operations       $  (0.00)      $    (0.05)
   Income (loss) from discontinued operations          -                0.13
                                                ------------------------------
NET INCOME (LOSS) PER COMMON SHARE                $  0.00        $      0.08
                                                ------------------------------
                                                ------------------------------

<P>
                          UNICO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                     1999                1998
                                               ----------        --------------
REVENUE
   Other                                        $     -            $      7,973
                                                ---------------------------------
    Total revenue                                     -                   7,973
                                                ---------------------------------
EXPENSES
   General and administrative                      145,503               155,446
   Interest expense                                   -                   23,912
                                                ---------------------------------
      Total expenses                               145,503               179,358
                                                ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                 (145,503)             (171,385)
INCOME TAX PROVISION                                  -                    -
                                                ---------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS      (145,503)             (171,385)
EXTRAORDINARY GAIN FROM
FORGIVENESS OF DEBT                                   -                1,314,248
EXTRAORDINARY GAIN (LOSS)
FROM BUSINESS DISSOLUTION                          (3,931)              563,827
                                                ---------------------------------
NET INCOME (LOSS)                          $     (149,434)          $ 1,706,690
                                                ---------------------------------
                                                ---------------------------------
BASIC NET INCOME (LOSS) PER COMMON SHARE
 Weighted average common shares outstanding     5,035,274             2,307,290
  Income (loss) from continuing operations    $     (0.03)          $     (0.07)
  Income (loss) from forgiveness of debt              -                    0.57
  Income (loss) from discontinued operations          *                    0.24
                                               ---------------------------------
NET INCOME (LOSS) PER COMMON SHARE            $     (0.03)          $      0.74
                                               ---------------------------------
                                               ---------------------------------
See Notes to Financial Statements            * less than $.01

<P>
                       UNICO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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
All stock options & warrants
canceled or expired

Proceeds from pending sale
of subsidiary - United Marketing
Solutions, Inc.
Stock dividend declared
Net income
-----------------------------------------------------------------------------------------
Balance
December 31, 1998   -          -         -      -          -        - 1,877,272    18,773
Sale of subsidiary - United
Marketing Solutions, Inc.
Stock dividend paid
Net (loss)
-----------------------------------------------------------------------------------------
Stock issued for services                                              250,000      2,500
Correction number of shares                                             51,888        519
Stock issued with for Silver Valley
Energy, Inc.                                                     4,580,000     45,800
Amendment to Silver Valley Energy Acquisition                      (1,080,000)   (10,800)
-----------------------------------------------------------------------------------------
Balance
September 30, 1999    -   $     -          -  $  -         - $  -    5,679,160   $ 56,792
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

<P>
                       UNICO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                               CONTINUE
                              --------

                        Additional      Stock
                        Paid-In         Dividend    Deferred       Accumulated
                        Capital         Declared    Compensation   Deficit     Total
                        -----------     ---------   -------------  ----------- -----
Balance
December 31, 1997       $ 6,815,135     $           $  (4,557)   $ 8,226,004 $(1,404,079)

Deferred compensation earned                            4,557                       4,557
Stock issued in forgiveness
of debt - TC EQUITIES       174,000                                               180,000

Converted preferred
 to common stock             (1,426)                                                 -
All stock options & warrants
canceled or expired

Proceeds from pending sale
of subsidiary - United Marketing
Solutions, Inc.            1,106,399                                            1,106,399
Stock dividend declared   (172,665)      172,665

Net income                                                           1,457,817  1,457,817
-----------------------------------------------------------------------------------------
Balance
December 31, 1998        7,921,443       172,665           -       (6,768,187)  1,344,694

Sale of subsidiary -
United Marketing
Solutions, Inc.          (306,980)                                           (306,980)
Stock dividend paid                     (172,665)                               (172,665)
Net (loss)                                                          (149,434)   (149,434)
-----------------------------------------------------------------------------------------
Stock issued for services   5,000                                                5,000
Correction number of
shares                      (519)                                        (519)
Adjustment for Silver
Valley Energies, Inc.     35,000                                         35,000

-----------------------------------------------------------------------------------------
Balance
September 30, 1999     7,653,944           -               -     (7,723,206)   ($69,262)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

<P>
                           UNICO, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                     1999                1998
                                                  ----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                   $           (149,434)           $   1,706,690
   Adjustments to reconcile
   net income to net cash
   provided by operating activities:
    Depreciation and amortization                    98,404                  431,347
    Provision for bad debts                            -                      80,000
    Deferred income taxes                              -                      54,000
    Stock issued for services rendered                7,500                     -
    Changes in operating assets and liabilities
     (Increase) decrease accounts, capital
       and notes receivable                          315,354                  (78,171)
     (Increase) decrease receivable
       from NexGen                                   834,665                     -
     (Increase) decrease prepaid
       expenses and inventory                       145,943                   (1,494)
     (Increase) decrease deposits and other          (26,895)                   10,197
      Increase (decrease) accounts payable &
       accrued liabilities                         (694,707)                (941,629)
      Increase (decrease) deferred
       revenue and rent                            (477,376)                 (75,549)
-----------------------------------------------------------------------------------------
Net cash provided(used) by operating activities     53,454                1,185,391
-----------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
      Sale (Purchase) of property                   1,734,098              (153,038)
-----------------------------------------------------------------------------------------
Net cash provide(used) by investing activities      1,734,098                 (153,038)
-----------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from notes/loans payable                  40,000                  420,500
 Payment of notes payable                         (677,726)                 (174,582)
 Debt forgiveness                                     -                  (1,180,000)
 Capital Receivable                           35,000
 Payment of cash dividend declared                 (172,665)                      -
 Net (loss) on sale of subsidiary -
  United Marketing Solutions, Inc.                (1,112,565)                     -
 Acquisition of Subsidiary   Silver Valley         35,000
 Net cash (Used in)financing activities           (1,852,956)               (934,082)
-----------------------------------------------------------------------------------------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS  (65,404)                 98,271
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             105,404                  129,860
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $  40,000             $     228,131
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid for income taxes               $     -             $           -
 Cash paid for interest                         -                       19,689
NON CASH ITEMS:
 Stock issued to acquire Subsidiary
  - Silver Valley Energy, Inc.            $        -          $           -
 Stock issued for services                      7,500                     -
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

<P>
                  UNICO AND SUBSIDIARY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
<P>
NOTE 1 - BASIS OF PRESENTATION
         ---------------------
<P>
     The interim consolidated financial statements at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation. The December 31, 1998 balance sheet was derived from the Company's audited financial statements.
<P>
     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which can be expected for the entire year.
<P>
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the
date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.
<P>
NOTE 2 - COMMITMENTS & CONTINGENCIES
         ---------------------------
<P>
     The Company is not exposed to any legal matters at this
time.
<P>
NOTE 3 - INCOME TAXES
         ------------
<P>
     The Company accounts for income taxes in accordance
with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
109"), which requires an asset and liability approach to accounting for income taxes. Under SFAS 109, deferred tax assets or liabilities are computed on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using
the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.
<P>
     Management has determined that it is not likely that
the Company will be able to realize all the tax benefits
from available net operating loss carryforwards and has, therefore, provided a valuation allowance of an equal amount.  The income tax expense of $9,000 reflected in
the Statement of Operations for the quarter ended September 30, 1998 represents state income taxes payable by United Marketing Solutions, Inc. on first quarter profits that are not impacted by the net operating loss carryforwards.
<P>
NOTE 4 - COMMON STOCK
         ------------
<P>
     On May 28, 1999, the Company acquired 100% ownership in Silver Valley Energy, Inc. (SVE) in consideration for 4,580,000 restricted shares of common stock that was issued September 30, 1999. SVE owns oil and gas lease rights on approximately 1,340 acres in Pecos County, Texas. The lease rights are renewable for an indefinite period of time. The lease rights have been appraised by certified petroleum geologists and registered professional engineers at a present value of $40,027,951. SVE acquired the oil and gas lease rights June 25, 1999. Based upon the Amended and Restated Agreement by the Company and the seller of SVE, dated November 30, 1999, The Company has adjusted its June 30, 1999 financial statements to reflect the acquisition at its cost basis (cash be paid) of $35,000. As part of the Amended Agreement the seller agreed to transfer, convey, assign and deliver back to UNICO 1,080,000 shares assigned to the Agreement. Such adjustment has been reflected in the September 30, 1999 Financial Statements. SVE accounted for the oil and gas lease rights on the purchase method of accounting.
<P>
     The Company also made a 3 for 1 reverse stock split immediately before acquiring SVE. This 3 for 1 reverse stock split has been recognized in these financial
statements retroactive to December 31, 1997 for
comparative purposes.
<P>
     The stock transfer agent was changed in May 1999.  In
the transition from the prior stock transfer agent, an additional 51,888 shares of issued and outstanding stock came to light. Management has not been able to identify or explain who these outstanding shares are for or for what purpose they were issued, or when.
<P>
NOTE 5 - DISCONTINUED OPERATIONS OF SUBSIDIARY
         -------------------------------------
<P>
     During 1998, the Company entered into an agreement to sell its principal operating subsidiary United Marketing Solutions, Inc. (UMSI), formerly United Coupon
Corporation.  Accordingly, the results of operations for
1999 and 1998 are presented showing the results of
continuing operations and discontinued operations, net of applicable income taxes (income tax benefits). UMSI was fully disposed of and sold effective April 1, 1999.
<P>
NOTE 5 - DISCONTINUED OPERATIONS OF SUBSIDIARY - Continued
         -------------------------------------------------
<P>
     A summary of the subsidiary's operations for the three month and nine month periods ended September 30, 1999 are as follows:
<P>
                UNICO, INC. AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                          9 months ended         9 months ended
                                          September 30, 1999     September 30, 1998
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
                                          -----------------------------------------
                                          -----------------------------------------

Unico Inc. 10Q-SB, September 30, 1999
--------------------------------
<P>
Item 2.
<P>
     Management's Discussion and Analysis of Financial Conditions and Results of Operations.
<P>
     Forward-Looking Statements
     ---------------------------
<P>
     Forward-Looking statements, based on management's
current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders.  These statements are
subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions.
Form 10-KSB for the year ended December 31, 1998 contains further discussions on these matters.
<P>
     Results of Operations
     ---------------------
<P>
     On April 1, 1999, the Company sold off its only subsidiary - United Marketing Solutions, Inc., which was its only source of revenue at the time. So, there was no revenue in the three months ending June 30, 1999 and September 30, 1999, down $1,965,269 from the three months ending March 31, 1999.
<P>
     Future outlook
     --------------
<P>
     On May 28, 1999, the Company in exchange for stock acquired all of the issued and outstanding shares of
Silver Valley Energy, Inc., a private held Texas
corporation.  Silver Valley Energy, Inc. holds an
undeveloped oil, gas and mineral lease on approximately
1,340 acres in Pecos County, Texas.  The oil and gas
property has been appraised and classified by Nova
Petroleum Resource Co., Certified Petroleum Geologists
and Registered Professional Engineers.  The report
classifies the petroleum reserves as proved undeveloped reserves containing 55,699,072 MCF natural gas, at a net present value of $40,027,951. Such amount has been reflected at its cost basis (cash plus stock issued) on the financial statements of September 30, 1999.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.  None
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security
        Holders.
<P>
On June 25, 1999, the shareholders of the Company approved
the acquisition of Silver Valley Energy, which includes
the assets of the Glass Mountains "799" property comprising oil and gas reserves located in Pecos County, Texas in exchange for stock of the Company. On June 5, 1999, the
Glass Mountains "799" property has been independently
valued at $40,027,951 by Joseph V. Rochefort, a certified
geologist.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
             Only
<P>
SIGNATURES
<P>
Pursuant to the requirements of section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 28, 1999.
<P>
                                  UNICO, INC.
                                  -----------------
                                 (Registrant)
<P>
Date: December 30, 1999           /s/ Jay R. Weppler
                                  -------------------
                                  Jay R. Weppler
                                  Chairman and President
<P>
EXHIBIT 27 - FINANCIAL DATA SCHEDULE
------------------------------------
[DESCRIPTION]     ART. 5 FDS FOR 3RD QUARTER 10-Q
[TEXT]
[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                        9-MOS
[FISCAL-YEAR-END]                    DEC-31-1999
[PERIOD-END]                         SEPT-30-1999
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