Form 10KSB
period 1999-12-31
UNICO INC
filed 2000-04-14
CIK 797564

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
  <P>
                       FORM 10-KSB
  <P>
       Annual Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934
  <P>
  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
  <P>
                   For Fiscal Year Ended
                    December 31, 1999
  <P>
                 Commission File #0-15303
  <P>
                       UNICO, Inc.
     (Exact name of registrant as specified in its charter)
  <P>
                        Delaware
      (State or other jurisdiction of incorporation or
                       organization)
  <P>
                       73-1215433
          (IRS Employer Identification Number)
  <P>
  Harbor Park, 333 Ludlow Street, Stamford, CT       06902
  (Address of principal executive offices )      (Zip Code)
  <P>
                      (203) 323-6299
       (Registrant's telephone no., including area code)
  <P>
  (Former name, former address and former fiscal year, if
  changed since last report)
  <P>
  Securities registered pursuant to Section 12(b) of the
  Act:       NONE
  <P>
  Securities registered pursuant to Section 12(g) of the
  Act:        Common Stock, $.01 par value
  <P>
  Indicate by check mark whether the registrant (1) has
  filed all reports required to be filed by Section 13 or
  15(d) of the Securities Exchange Act of 1934 during the
  preceding 12 months (or for such shorter period that the
  registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past
  90 days.
  <P>
                Yes   [ X]     No [  ]
  <P>
  Check if there is no disclosure of delinquent filers in
  response to Item 405 of Regulation S-B not contained in
  this form, and no disclosure will be contained, to the
  best of the registrant's knowledge, in definitive proxy
  or information statements incorporated by reference in
  Part III of this Form 10-KSB or any amendment to this
  Form 10-KSB.        (X)
  <P>
  Revenues for year ended December 31, 1999.  $ 0
  <P>
  Aggregate market value of the voting common stock held by
  non- affiliates of the registrant as of December 31,
  1999, was:
  <P>
                      $681,888.75
  <P>
  Number of shares of the registrant's common stock
  outstanding as  of December 31, 1999 was:
  <P>
                       5,929,185
  <P>
  Transfer Agent as of December 31, 1999:
              Olde Monmouth Stock Transfer Co., Inc.
              77 Memorial Parkway, Suite 101
              Atlantic Highlands, NJ 07716
  <P>
                         PART I
  <P>
  Item 1.  Description of Business
  --------------------------------
  <P>
  General
  --------
  <P>
  UNICO, Inc., (the "Company"), was incorporated on April
  11, 1984 under the laws of the State of Delaware. Initial
  business activities, associated with the sale and
  administration of cooperative direct mail advertising
  franchises commenced in May 1984. In September 1986, the
  Company filed an initial registration statement with the
  Securities and Exchange Commission and initiated a plan
  to expand Company operations through the acquisition of
  existing businesses operating in related fields.
  <P>
  The Company's Business
  ----------------------
  <P>
  As of December 31, 1998, the Company operated as a
  publicly-owned holding company with one active wholly-
  owned subsidiary, United Marketing Solutions, Inc.,
  formerly United Coupon Corporation ("United Marketing"),
  involved in cooperative advertising.  United Marketing is
  involved in cooperative direct mail advertising through
  franchising and production.  The Company also operated
  and owned a second subsidiary during 1996, Cal-Central
  Marketing Corporation ("Cal-Central").  Cal-Central was
  discontinued during 1996 and was involved in cooperative
  advertising distributed primarily through supermarkets,
  pharmacies and restaurants.
  <P>
  The Company's cooperative advertising and production
  business involves the design, layout, printing, packaging
  and distributing of public relations, marketing materials
  and promotional coupons for private businesses, usually
  involved in retailing goods or providing professional
  services.  Cal-Central's cooperative advertising process
  included sales of advertising through independent sales
  representatives.
  <P>
  Franchising activities related to this business involve
  the granting and administering of independent franchise
  operations to conduct cooperative direct mail advertising
  sales.  All activities related to franchising are
  conducted through United Marketing, which was acquired on
  July 17, 1987.  At year-end, December 31, 1998, United
  Marketing had approximately 65 active franchise
  operations.
  <P>
  On January 29, 1999, the shareholders of the Company
  approved the sale of all the issued and outstanding
  common stock of United Marketing to Next Generation Media
  Corp. ("NexGen").  The sale was effective and closed
  April 1, 1999.  NexGen paid the Company the following:
  (i) $172,665 in cash; (ii) forgiveness of indebtedness
  owed by the Company to NexGen in the amount of $175,500;
  (iii) payment to the Company of approximately $164,000
  for payments of certain debts of the Company to third-
  party creditors; and (iv) assumption of the Company's
  debt to its primary lender of approximately $402,000.
  <P>
  Presently, Unico is developing a unique diversified
  holding company.   To achieve this goal, the Company
  intends to capitalize on three primary opportunities: (a)
  incubating and developing entrepreneurial Internet and
  High Technology businesses, (b) acquiring or entering
  into strategic partnerships or joint ventures with non-
  Internet companies seeking to develop an Internet
  presence,  (c) pursue asset rich, undervalued, natural
  resources companies, including oil, gas and water
  properties.
  <P>
  First, companies are identified through a global and
  regional network of business contacts developed over many
  years.   Once identified and an investment commitment is
  made, portfolio companies will receive added strategic
  and operational value from UNICO in the form of (a)
  assistance in sourcing, hiring and retaining seasoned
  management, (b) providing legal, accounting and other
  technical business support, (c) facilitation of
  investment banking support for capital market activities
  such as future capital rounds and the sale or the initial
  public offering of the company.
  <P>
  Revenues and earnings from on-line, emerging technology
  companies vary as a result of the transactional
  orientation of the business and the change in national
  and regional business and market conditions.  The
  Company's goal is to diversify its revenue and earnings
  by:  (i) acquiring or investing in early stage Internet
  and High-Technology companies, thereby acting as an
  incubator providing them with capital, leadership and
  strategic focus in the development process with the
  intent to capitalize via future initial public offering
  (ii) creating a natural resources business which will
  acquire equity interests in proven developed and
  undeveloped reserves thereby creating the opportunity for
  ongoing dividend income and capital gains transactions;
  and (iii) applying its strategic partners expertise to
  the international market place thereby diversifying the
  regions from which its revenue may be generated.
  <P>
  In order to increase the Company brand image as well as
  provide for an active database of possible acquisitions,
  the Company also intends to expand its presence on the
  Internet.  The Company believes that such capabilities
  will enable it to reach a far broader and potentially
  more lucrative strategic partner base.   The Company has
  recently established an alliance with Nateko, S/A, a
  software company located in Argentina that provides
  technical and marketing  support to developing Internet
  companies in South America.  Nateko has strategic
  alliances with educational institutions, political
  organizations and businesses in Argentina and Brazil.
  <P>
  UNICO is also establishing a network of strong
  relationships with institutions, broker dealers and
  individuals.  These relationships are mutually beneficial
  as they (a) provide growth capital as UNICO portfolio
  companies mature into later rounds of financing, (b)
  provide industry expertise to both UNICO at the point of
  investment decision and to portfolio companies following
  investment, (c) assist with the management recruiting,
  (d) introduce merger and acquisition opportunities from a
  co-investor's portfolio to UNICO's portfolio, and (e)
  help co-investors put additional capital to work, thereby
  leveraging their time and money.
  <P>
  Overall, the Company believes that the implementation of
  the Company's business plan, will be "transformational,"
  creating a larger, more stable firm capable of generating
  an expanded and more broadly based revenue stream with a
  significantly higher and better quality of earnings.  The
  Company hopes that by focusing on emerging, high-growth
  entities, the Company will be able to grow along with
  such clients in terms of the level and sophistication of
  services to be provided by the Company.  The Company
  believes that this strategy will achieve attractive
  returns for shareholders by realizing long-term capital
  appreciation and building shareholder value by:
  <P>
       - Becoming the Internet and High Technology
         entrepreneur's partner of choice;
       - Creating a community of partner companies;
       - Utilizing the management team's extensive industry
         contacts and relationships;
       - Building the UNICO brand; and
       - Influencing the decision-making processes of our
         partner companies.
  <P>
  As part of its plan, the Company entered into a non-
  binding Letter of Intent on November 15, 1999 ("letter of
  Intent") to acquire 27% of e-clarity, Inc for $3,000,000.
  e-clarity will introduce a patent-pending Language-Based
  Protocol (LBP) that will enable person to person
  communications, building of relationships between
  businesses and business to consumer, consumer,
  personalization, demographic analysis and unprecedented
  personality privacy on the Internet.
  <P>
  In effect, e-clarity will transform the intangible and
  impersonal nature of the Web to a more personal,
  relevant, understandable and meaningful environment.  E-
  clarity will create an electronic framework that will
  bring the structure of a brick-and-mortar world to the
  Internet world.
  <P>
  From time to time the Company may purchase majority as
  well as minority equity positions in companies.  The
  Company is currently considering investment in a variety
  of Internet related businesses, including, but not
  limited to, the Internet Shopping and Style Resource
  industry, the Temporary Staffing business, the Travel
  Agency industry, the Wholesale Produce Industry, the
  Audio/Video hardware market, the Commercial and
  Industrial Construction Project Bid Invitations and the
  Wireless Products and Services fulfillment business.
  <P>
  As part of the Company's plans to stabilize the revenue
  and earnings flows of its portfolio of companies, the
  Company finalized a share exchange, on June 25, 1999,
  whereby the Company acquired 100% of Silver Valley
  Energy, which includes the assets of the Glass Mountains
  "799" property comprising oil and gas reserves located in
  Pecos County Texas in exchange for stock of the Company.
  On June 5, 1999, the Glass Mountains "799" property has
  been independently valued at $40,027,951 by Joseph V.
  Rochefort, a certified geologist.
  <P>
  As of November 15, 1999 the Company entered into
  negotiations to acquire Independent News, Inc., which
  operates Independent News, a free weekly and monthly
  newspaper provided to more than 115,000 homes in northern
  New Jersey.  Unico would provide Independent News with
  additional working capital and strategic leadership to
  expand its business on the Internet and to acquire
  additional newspapers enabling Independent News to
  substantially increase its advertising revenue.
  <P>
  The Internet/Emerging Technology Entrepreneur
  ---------------------------------------------
  <P>
  The Company believes emerging companies generally require
  operating support and strategic guidance in addition to
  capital.  Although traditional sources of start-up
  capital provide some level of non-financial support, the
  Company believes this support is minimal and, in-turn,
  may limit the ability of entrepreneurs to realize their
  business objectives:
  <P>
       1.Friends and Family.      Friends and family
  investors generally offer entrepreneurs a minimal amount
  of capital and little or no operating expertise.
  <P>
       2.Venture Capital Firms.     The primary goal of
  venture capital firms is to maximize their financial
  return within a short time frame.  The Company believes
  that venture capital firms typically focus solely on
  providing capital and do not provide the business
  development and operational support which emerging
  companies require to succeed.  In addition, venture
  capital firms often cause their portfolio companies to
  engage prematurely in a public offering or sale.
  <P>
       3.Corporate Strategic Investors.      Corporate
  strategic investors are typically large corporations that
  invest in emerging companies to obtain access to a
  promising product, potential customer, technology or
  skill set that the larger company does not possess or
  cannot develop in a cost-effective or timely manner.
  While corporate strategic investors can provide business
  development and sometimes managerial support, the goals
  of the strategic investor are often incompatible with the
  business goals and entrepreneurial spirit of the emerging
  company and its founders.
  <P>
  The Company believes that its emphasis on developing
  companies will make UNICO an attractive alternative to
  the traditional sources of capital described above.
  Through its network and strategic partnering approach,
  the Company intends to offer the following business
  development support and advisory services to its
  portfolio companies:
  <P>
       1.Strategic guidance, branding and business
  positioning.  The Management Team and the Company's
  strategic partners possess a combination of managerial,
  operational and technology experience, and have extensive
  relationships in various Internet and other interactive
  media markets.  This experience should provide the
  Company's partner companies with guidance in developing
  and refining their business strategies, products and
  branding concepts, as well as assisting them in
  positioning their businesses once their strategy has been
  developed.
  <P>
       2.Rapid product or service deployment support.  The
  Company intends to employ or outsource a staff of
  technology developers and marketing consultants.  The
  Company believes that by providing portfolio companies
  with technological assistance it  will enable them to
  accelerate their development by allowing them to focus on
  key business goals and to tailor their existing
  technology and/or business models for their market
  segment.  Furthermore, providing portfolio companies with
  marketing consultants will enable them to introduce their
  products to market more quickly and to promote their
  brand name more effectively.  In addition, the Company
  plans to provide portfolio companies with legal and other
  assistance to guide and assist them in developing and
  protecting their intellectual property rights.
  <P>
       3.Human resources.  Through the Company's strategic
  partners, the Company intends to assist its portfolio
  companies in attracting and retaining management, finance
  and technology personnel.
  <P>
       4.Back-office support services.  Start-up companies
  generally need to contract for numerous advisory services
  and develop a variety of plans and documents.  The
  Company intends to provide portfolio companies with
  access to accounting, legal and other advisors to
  complete necessary start-up tasks.
  <P>
       5.Access to other partner companies.  The Company
  intends to create a community of Internet businesses that
  exchange and develop ideas, technologies, products and
  services.   The Company also expects cooperation among
  the portfolio companies to cross-market their products
  and services where appropriate, which the Company
  believes will increase brand recognition and penetration
  and reduce marketing costs for each company.
  <P>
  Building and Internet Presence
  ------------------------------
  <P>
  Many traditional businesses are losing market share to
  emerging Internet businesses due to the relative ease and
  convenience of Internet commerce and the delayed entry of
  these traditional businesses into the Internet
  marketplace.  The Company believes these companies
  realize that to compete successfully they need to build
  an Internet presence.  Many of these companies want to
  develop Internet-based business platforms but do not want
  to do so independently, because the research and
  development and other start-up costs of developing those
  platforms may negatively impact their operations or
  financial statements.   The Company believes that this
  presents an opportunity for these companies to partner
  with third parties, such as UNICO, to provide financial
  support and strategic guidance.
  <P>
  Company History
  ---------------
  <P>
  UNICO was incorporated on April 11, 1984 under the laws
  of the State of Delaware.  Initial business activities,
  associated with the sale and administration of
  cooperative direct mail advertising franchises commenced
  in 1984.  In September 1986, the Company filed an initial
  registration statement with the Securities and Exchange
  Commission and initiated a plan to expand the Company
  operations through the acquisition of existing businesses
  operating in related fields.
  <P>
  As of December 31, 1998, the Company operated as a
  publicly-owned holding company with one active wholly-
  owned subsidiary, United Marketing Solutions, Inc.,
  formerly United Coupon Corporation ("United Marketing"),
  involved in cooperative advertising.  On January 29,
  1999, the shareholders of the Company approved the sale
  of all the issued and outstanding common stock of United
  Marketing to Next Generation Media Corp. ("NexGen").  The
  sale was effective April 1, 1999 (refer to Certain
  Transactions Section).  As of June 25, 1999, the Company
  acquired Silver Valley Energy, which includes the assets
  of the Glass Mountains "799" property comprising oil and
  gas reserves located in Pecos County, Texas in exchange
  for stock of the Company.
  <P>
  On November 15, 1999 the Company entered into
  negotiations with Independent News, Inc., a weekly and
  monthly newspaper circulated to more than 70,000 homes in
  northern New Jersey.  Independent News had revenues
  $1,800,000 for the year ended December 31, 1998.
  <P>
  Company Strategy
  -----------------
  <P>
  Our strategy is to use the Company's industry,
  technological and capital markets expertise and strategic
  network to develop and grow the Company's portfolio and
  partnerships to achieve superior returns for our
  stockholders.  The Company will focus on developing,
  operating and entering into strategic alliances with
  companies conducting business in what the Company
  believes to be the most compelling segments of the
  Internet and Emerging Technologies industries.  The
  Company believes that it can build value for stockholders
  through the long-term capital appreciation of portfolio
  companies, and anticipates realizing returns from
  mergers, sales and/or initial public offerings of
  selected portfolio companies or alliance companies.
  <P>
  The Company intends to become the Internet and Emerging
  Technology entrepreneur's partner of choice.  It intends
  to provide entrepreneurs with the following business
  development resources:
  <P>
       1.   Ongoing marketing, technical and financial
            expertise.
       2.   Strategic and general business development
            guidance.
       3.   The expertise of our management team and
            members of our advisory board to assist our
            partner companies in identifying and
            capitalizing on business development and
            strategic partnership opportunities.
       4.   Enhanced visibility and cross-marketing
            opportunities for our partner companies'
            affiliation with UNICO and the Company's other
            partner companies.
       5.   Create a community among our partner companies.
            The Company intends to create a community of
            businesses where the joint development and
            exchange of ideas, technologies, products, and
            services is encouraged and facilitated.  UNICO
            will also encourage the exchange of best
            practices between portfolio companies in many
            areas, including business formation, human
            resources management, sales and marketing and
            technology development.  The Company may
            develop or acquire companies that provide
            technical, marketing and development support to
            other portfolio companies.
       6.   Build the UNICO brand.  The Company's plans to
            promote a entrepreneurial spirit by funding,
            supporting and counseling entrepreneurs.  The
            Company believes that as it develops public
            awareness of the brand, it will become valuable
            to portfolio companies, providing them with
            enhanced visibility and a strong network of
            strategic, technical and managerial support;
       7.   Influence the decision-making process.  The
            Company will generally seek to acquire equity
            interests in portfolio companies and strategic
            partnerships that are large enough to enable it
            to have a significant influence over the
            management and policies of those companies and
            partnerships thereby further protecting our
            capital investment.
  <P>
  The Company's Internet/Emerging Technology Focus
  ------------------------------------------------
  <P>
  The Internet has become a global medium enabling millions
  of people to obtain and share information, to communicate
  and to conduct business electronically.  The Internet has
  grown rapidly since its introduction to the public in the
  early 1990s.   The Company intends to create, develop and
  operate companies competing in a variety of Internet-
  related and other interactive media markets and segments.
  <P>
  Due Diligence Model and Investment Structure
  ---------------------------------------------
  <P>
  The Company believes that there are several key elements
  to evaluating the potential success of a Company.  The
  Company intends to focus on companies exhibiting one or
  more of the following characteristics:
  <P>
       Management.  The entrepreneurs who will guide the
  strategy or technological development of a new venture
  are critical to its success.  The Company will focus on
  attracting and partnering with companies with management
  teams that demonstrate leadership, marketing and/or
  technology skills.  The Company believes that the
  flexibility on an entrepreneur is extremely important.
  Management may need to adapt and refine its business plan
  to adjust to changes in market conditions, the
  introduction of new competition and possible strategic
  failures.
  <P>
       Multiple revenue streams.  The Company believes that
  many successful Internet and interactive media companies
  generate revenue from more than one source.  Potential
  sources of revenue include subscription processing and
  licensing fees, advertising, electronic commerce, direct
  marketing.
  <P>
       Technology advantage.  In addition to providing a
  new or unique product, service or business model, the
  Company believes that companies should have a
  technological advantage or innovation to prevent
  competitors from easily entering their niche market.
  <P>
       Complimentary Companies and off-line business.  The
  Company will focus on companies that will be able to
  interact with, cross-market with, or provide services or
  products that are complimentary to those offered by
  another partner company.
  <P>
  The Company intends to acquire at least 25% equity
  interests in the portfolio companies with initial
  investment.   These interests may represent a minority
  stake or a controlling interest in the enterprise,
  depending on the stage of the company's development and
  the entrepreneur's objectives.  As the Company's partner
  companies require more capital to meet their business
  objectives, the Company intends to provide additional
  capital and business development support and increase its
  ownership in those companies.  The Company intends to
  structure substantially all its investments so that it
  has rights of participation in and control over material
  decisions affecting the portfolio company, including the
  right to approve business plans, mergers and
  acquisitions, management compensation, stock and option
  issuance and corporate borrowing.  The Company also
  expects to negotiate to obtain additional rights,
  including registration rights, rights of first refusal,
  buy/sell arrangements, anti-dilution protection and
  preemptive rights relating to the portfolio company's
  issuance of additional equity.
  <P>
  Company management will only participate in the success
  of a venture through their UNICO equity ownership, and
  will be prohibited from co-investing in our portfolio
  companies.  The Company anticipates that it will realize
  returns from our investments through mergers, sales and
  initial public offerings.  The Company intends to
  carefully consider each of these liquidity events with a
  focus on selecting an exit strategy that maximizes the
  value of that portfolio company and, in turn, the
  Company's value.  Our effort to comply with an exemption
  from the registration requirements of the Investment
  Company Act will affect the structure and exit strategies
  or investments.
  <P>
  Competition
  ------------
  <P>
  The Company may encounter intense competition from other
  companies seeking to invest in Internet and emerging
  technology businesses.  Traditional venture capital and
  private equity firms have dominated investments in such
  companies, and their involvement has been particularly
  strong in areas such as Internet enabling technology,
  vertical applications, electronic commerce, security and
  enterprise software development.  In addition, several
  public companies such as Safeguard Scientifics, Inc.,
  Rare Medium Group, Inc. CMGI, Inc., private ventures like
  idealab! and Internet Capital Group, Inc. devote
  significant resources to providing capital and other
  resources to entrepreneurs and their emerging companies.
  Finally, corporate strategic investors include Fortune
  500 and other significant companies that are developing
  Internet strategy and capability.   These strategic
  investors also include many of the larger technology and
  established Internet companies, which are also a source
  of competition for the Company, as these groups often
  partner with emerging companies to seek to obtain access
  to a promising product or technology.
  <P>
  Many of these potential competitors may have more
  experience identifying, investing in and advising
  Internet-focused companies and may possess greater
  financial, personnel or other resources or industry
  contacts than the Company.  Competition to invest in a
  limited number of emerging businesses could cause the
  company to pay higher prices for its investments.  These
  inherent competitive disadvantages to the Company may
  make acquisition or investment opportunities more
  difficult to accomplish and may compel the Company to
  select less attractive investment prospects.   Further,
  the Company cannot assure you that its efforts to
  differentiate itself from competition will prove to be
  effective or that the Company ultimately will be able to
  compete effectively in the acquisition of equity stakes
  in attractive Internet or emerging technology companies.
  <P>
  Government Regulation
  ---------------------
  <P>
  With the exception of regulation applicable to businesses
  generally, most Internet-related companies are not
  currently regulated by any government agency.   Due to
  the increasing popularity and use of the Internet,
  however, it is possible that a number of laws may be
  adopted that will apply to the Internet in the future
  which will affect the Company's portfolio companies and
  financial results.  These potential laws cover issues
  including:
  <P>
       User privacy;
  <P>
       *     Dissemination of information;
       *     Pricing of goods and services offered; and
       *     Types of products and services offered.
  <P>
  If the government adopts any additional laws or
  regulations governing use of the Internet, these actions
  could decrease the growth of the Internet or increase the
  costs of doing business for Internet-focused companies.
  Finally, the sales of goods and services by the Company's
  portfolio companies may be reduced and the costs of
  producing those goods and services may be increased if
  existing U.S. State and federal laws and foreign laws
  governing issues such as commerce, taxation, property
  ownership, defamation and personal privacy are
  increasingly applied to the Internet.
  <P>
  Employees
  ---------
  <P>
  The Company had one employee as of December 31, 1999.
  The Company also previously relied upon commissioned
  sales representatives involved in the franchise sales
  operations and temporary workers during peak production
  periods at United Marketing.
  <P>
  Item 2. Description of Property
  -------------------------------
  <P>
  As of December 31, 1999, the Company operated its
  corporate headquarters through an executive office
  located 333 Ludlow Street, Stamford, Connecticut 06902.
  This space is leased for a monthly fee of approximately
  $1,250 per month covering approximately 900 square feet.
  <P>
  Item 3.  Legal Proceedings
  --------------------------
  <P>
  The Company and its subsidiaries are not presently
  parties to any litigation, nor to the Company's knowledge
  and belief is any litigation threatened or contemplated.
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders
  ----------------------------------------------------
  <P>
       (a)  On August 12, 1999, the majority shareholder of
  the Company executed a resolution authorizing a 1 for 3
  reverse stock split of its common shares.  No
  shareholders meeting was held and no information
  statements was distributed in connection with such
  meeting.
  <P>
       (b)  Not Applicable.
  <P>
       (c)  The Company's majority shareholder at such time
  executed the resolution in favor of the 1 for 3 reverse
  stock split of the  then outstanding shares of common
  stock of the Company.
  <P>
       (d)  Not Applicable.
  <P>
                        PART II
  <P>
  Item 5. Market for Common Equity and Related Stockholder
          Matters
  --------------------------------------------------------
  <P>
  On December 31, 1999, there were approximately 499
  shareholders of record of the Company's common stock.
  Based on information received from brokers and others in
  fiduciary capacities, the Company estimates that the
  total number of shareholders of the Company's common
  stock exceeds 500.   The Company's common stock was
  formerly traded on the National Association of Securities
  Dealers Automated Quotation System ("NASDAQ"). During
  1997, the Company no longer qualified for this listing
  and is now available through electronic trading services
  via the OTC Electronic Bulletin Board.
  <P>
  The following table sets forth, for the periods
  indicated, the range of high and low closing bid prices
  for the Company's common stock through December 31, 1999
  and as available through electronic trading services
  subsequent to such date.
  <P>
                                 Common Stock Bid
                             High                 Low
                                         1998
                                         ----
  First Quarter             $.125                $.125
  Second Quarter             .125                 .125
  Third Quarter              .0625                .0625
  Fourth Quart               .0625                .0625
  <P>
                                         1999
  First Quarter             $.10                 $.0625
  Second Quarter             .04                  .04
  Third Quarter              .07                  .04
  Fourth Quarter             .75                  .50
  <P>
  Dividends
  <P>
  On January 29, 1999, the Company declared a cash dividend
  of $.10 a share to shareholders of record as of December
  31, 1998 in consideration for the sale of United
  Marketing Solutions, Inc.  The Company intends to retain
  future earnings to support the Company's growth. Any
  payment of cash dividends in the future will be dependent
  upon: the amount of funds legally available therefore;
  the Company's earnings; financial condition; capital
  requirements; and other factors which the Board of
  Directors deems relevant.
  <P>
  Item 6.  Management's Discussion and Analysis Plan of
           Operation
  -----------------------------------------------------
  <P>
  Certain matters discussed herein (including the documents
  incorporated herein by reference) are forward-looking
  statements intended to qualify for the safe harbors from
  liabilities established by the Private Litigation Reform
  Act of 1995.  These forward-looking statements can
  generally be identified as such because the context of
  the statement will include words such as the Company
  "believes," "plans," "intends," "anticipates," "expects,"
  or words of similar import.  Similarly, statements that
  describe the Company's future plans, objectives,
  estimates, or goals are also forward-looking statements.
  Such statements address future events and conditions
  concerning capital expenditures, earnings, litigation,
  liquidity and capital resources and accounting matters.
  Actual results in each case could differ materially from
  those currently anticipated in such statements by reason
  of factors such as future economic conditions, including
  changes in customer demands; future legislative,
  regulatory and competitive developments in markets in
  which the Company operates; and other circumstances
  affecting anticipated revenues and costs.
  <P>
  General
  ------------
  <P>
  On April 1, 1999, the Company sold its only asset, the
  stock of its operating subsidiary United marketing to
  NextGen, Inc.  This sale was agreed to in May of 1998 and
  Unico received $1,106,000.  The Company declared a stock
  dividend of $172,000 in December 1998 to be paid in 1999.
  The subsidiary was in the franchising of cooperative
  direct mail advertising distributorship business.  The
  results of operations of United Marketing are included in
  the statement of operations for the period January 1,
  1999 through April 1, 1999.
  <P>
  As a result of the above described transaction, Unico
  became a publicly traded "shell" company.  The Company,
  immediately after the sale of United Marketing, had no
  assets and no liabilities.  The Company was funded by two
  new shareholders, Nathan International and TC Equities,
  selected a new board of directors and management team and
  changed its business plan.
  <P>
  In May of 1999, the Company purchased an interest in an
  oil and gas lease covering approximately 1,200 acres of
  land in Texas.  This oil and gas lease will be disposed
  of in 2000.
  <P>
  Unico intends to become a diversified holding company
  focused on the incubation, acquisition and financing of
  development stage companies in the software electronic
  commerce and highly technology business.  Unico's mission
  is to focus on early stage companies where Unico can add
  significant value through its network of relationships
  and the Company's experience in building distribution,
  developing brands and financing.
  <P>
  The Company believes that its primary strengths are its
  ability to acquire attractive development stage companies
  on favorable terms, to provide the necessary funding and
  guidance, enabling these companies to implement their
  business plans.
  <P>
  No meaningful comparison can be made between 1998 and
  1999 because of the sale of the United Marketing
  subsidiary and the entrance into a completely new
  business for the Company.
  <P>
  The Company's net loss for 1999 of $211,571 was primarily
  due to start up costs permitting the Company to build its
  infrastructure.
  <P>
  Item 7. Financial Statements
  ----------------------------
  <P>
  The financial statements of the Company, together with
  the report of auditors, are included in this report after
  the signature pages.
  <P>
  Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure
  -------------------------------------------------------
  <P>
  None.
  <P>
                          PART III
  <P>
  Item 9. Directors, Executive Officers, Promoters and
          Control Persons;   Compliance With Section 16(a)
          of the Exchange Act
  --------------------------------------------------------
  <P>
  The directors and officers of the Company and its
  subsidiaries, as of December 31, 1999, are set forth
  below. The directors hold office for their respective
  term and until their successors are duly elected and
  qualified. Vacancies in the existing Board are filled by
  a majority vote of the remaining directors. The officers
  serve at the will of the Board of Directors.
  <P>

                                 With Company
  Name                                 Age     Since   Director/Position
  -----------------------------------------------------------------------
  Jay R. Weppler                       56     1999      Chairman, President and Chief
                                                        Executive Officer
  Ron Stoeppelwerth                    52     1999      Chief Financial Officer and
                                                        Director
  Shane Sutton                         51    1999       Director

  <P>
  Business Experience
  -------------------
  <P>
  JAY R. WEPPLER. Mr. Weppler was employed from 1994
  through 1999 by Auerbach, Pollack & Richardson, an
  investment banking firm, as Executive Vice President and
  a Director.  He was responsible for the overall strategic
  development of the firm's various operations including
  all investment banking activities, corporate finance,
  capital raising and investment management, including
  opening offices in London, Paris and New York.  He
  successfully completed 43 syndications, 3 initial public
  offerings, 6 private placements and 4 advisory
  assignments.  Prior to that time, he was a partner and
  co-founder of Buckingham Partners, a merchant banking
  boutique formed to undertake and manage mezzanine and
  equity capital investments in private United States
  companies.  The company raised $30 million, successfully
  invested in 5 companies and completed 4 merger and
  acquisition assignments totaling $62 million.  From 1988
  to 1993, Mr. Weppler worked as Senior Vice President and
  Manager of the Merchant Banking Group at GE Capital
  Corporation, closing 9 transactions resulting in $487
  million of new investments and advised and structured 6
  strategic acquisitions in aggregate value of $230 million
  for an affiliated GE company.  Prior to that, he spent 16
  years at Chemical Bank in general management positions in
  New York, London, Hong Kong, Sydney and San Francisco.
  He received his bachelor of Science Degree from Johnson
  State College, completed post-graduate work at Harvard
  Business School and served as a Lieutenant in the United
  States Navy.  He serves as a director of numerous
  financial services related companies.
  <P>
  RON STOEPPELWERTH.  Mr. Stoeppelwerth is a corporate
  finance executive and corporate tax executive.  From
  March 1995 to the present, he has served as a corporate
  finance/mergers and acquisitions/ and investment banking
  consultant for Somerset Financial Group, Inc. in Norwalk,
  Connecticut and Capital International Securities Group,
  Inc. in Miami, Florida.  Prior to such time, from October
  1989 through May 1995, he served as a Vice President in
  corporate taxation for Aetna Life & Casualty.  His other
  positions include the following: Vice President
  PaineWebber Group, Inc.; Chief Operating Officer and
  Chief Financial Officer of Paramount Group, Inc.; Partner
  for Touche Ross & Co. and Coopers & Lybrand (now known as
  PriceWaterhouseCoopers).  He graduated from the
  University of Florida with High Honors in April 1973.
  <P>
  SHANE H. SUTTON is an attorney and was admitted to
  practice law in Victoria, Australia in 1974.  He built
  the law firm Henty Sutton and Kelly, which developed its
  expertise in real estate and commercial law.  While
  continuing to practice law, he ran several successful
  real estate joint ventures, as well as being legal
  advisor during the setting up of the First Australian
  Fund in conjunction with Bear Stearns.  Mr. Sutton is
  also admitted to practice law in the State of New York
  and is a principal in the law firm Shane Hanty Sutton,
  P.C. with offices in New York City, New York, and Sydney,
  Australia.  In the United States, Mr. Sutton and his law
  firm have successfully initiated or advised many domestic
  and international public companies on general corporate
  and SEC matters.  Mr. Sutton also serves as a director on
  the boards of several public companies.
  <P>
  Certain Legal Proceedings
  --------------------------
  <P>
  No director, nominee for director, or executive officer
  of the Company has appeared as a party in any legal
  proceeding material to an evaluation of his ability or
  integrity during the past five years.
  <P>
  Item 10. Executive Compensation
  --------------------------------
  <P>
  The following information relates to compensation received by the Chief Executive Officer of the Company in 1997 and 1998, to executive officers who were serving as of December 31, 1999, whose salary and bonus during fiscal 1998 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.
  <P>

  Summary Compensation Table
  Annual Compensation
  Name and Principal Position     Year     Salary     Bonus Restricted Stock Award
  ----------------------------------------------------------------------------------
  Gerald R. Bernier               1996         $0       $ 0    250,000
  Chief Executive Officer and
  President, Unico, Inc.
                                  1998  $ 125,000         0  $  7,6430
                                  1997  $ 117,428         0   $ 30,000

  <P>
  Employment Agreements. The Company's previously wholly-
  owned subsidiary United Marketing Solutions, Inc. entered
  into an Employment Agreement with Gerard R. Bernier to
  serve as the Chief Executive Officer and President of
  that Company. The major terms of such Agreement provided
  for a base salary of $125,000 plus a company provided
  automobile or monthly allowance, and an incentive bonus
  based upon the pre-tax profitability of United Marketing.
  The Agreement provides for an annual cost of living
  increase based upon annual increases in the Consumer
  Price Index of the general area surrounding the home
  office of United Marketing. The Agreement was entered
  into on April 1, 1996 and extended through March 31,
  1999.  As of January 29, 1999, Mr. Bernier resigned as an
  officer and director of the Company.  Therefore, his
  employment agreement terminated.
  <P>
  Item 11. Security Ownership of Certain Beneficial Owners
           and Management
  --------------------------------------------------------
  <P>
  The following table sets forth as of December 31, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock,
  (ii) each Director of the Company who owns any Common
  Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                     Number of Shares of
  Name of Beneficial Owner/          Common Stock                 % of Beneficial
  Identity of Group                  Beneficially Owned           Ownership (1)
  --------------------------------------------------------------------------------
  T. C. Equities, Ltd.                 1,170,000                 19.73%
  Nathan International                 3,500,000                 59.03%
  Jay Weppler                            250,000                  4.22%
  Ron Stoeppelwerth                       50,000           Less than 1%
  Shane Sutton                            50,000           Less than 1%
  Officers and Directors As a Group      350,000                   5.9%

  <P>
  Item 12. Certain Relationships and Related Transactions
  -------------------------------------------------------
  <P>
  Transactions with Management and Others
  -----------------------------------------
  <P>
  No business relationship between the Company and any
  business or professional entity, for which a director of
  the Company has served during the last fiscal year or
  currently serves as an executive officer of, or has owned
  a 10% record or beneficial interest in, has existed since
  the beginning of the Company's last fiscal year, or
  currently exists, which represented or will represent
  payments for property or services in excess of 5% of the
  Company's gross revenues for its last full fiscal year or
  of the other entity's consolidated gross revenues for its
  last full fiscal year.
  <P>
  In addition, except as noted below, the Company did not
  owe, at the end of its last fiscal period, to any
  business or professional entity for which a director of
  the Company has served during the last fiscal year or
  currently serves as an executive officer, or has owned
  during the last fiscal year or currently owns a 10%
  record or beneficial interest in, an aggregate amount in
  excess of 5% of the Company's total assets at the end of
  its last fiscal period. No director of the Company has
  served as a partner or executive officer of any
  investment banking firm that performed services for the
  Company during the last fiscal year or that the Company
  proposes to have performed services during the current
  year, except as noted below.
  <P>
  At the end of the 1997 fiscal year and at April 13, 1998,
  the Company has 397,305 shares of Series C Preferred
  Stock issued to Renaissance Capital Partners, Ltd.
  Russell Cleveland, who served as a Director of the
  Company until the Annual Meeting of Shareholders on
  December 2, 1996, is a major owner and Managing General
  Partner of Renaissance Capital Partners, Ltd.  The Series
  C Preferred Stock was issued to Renaissance upon
  conversion of a $1,250,000 Convertible Debenture entered
  into with Renaissance in 1991 and a Subordinated
  Convertible Note in the amount of $149,250 entered into
  with Renaissance during 1995.  Mr. Cleveland did not
  serve as a Director of the Company at the time that the
  Convertible Debenture was issued.  Mr. Cleveland was a
  director in 1995, when the Company entered into the
  Subordinated Convertible Note with Renaissance, to
  provide interim financing to support the working capital
  requirements.  This note was deemed to be in the best
  interests of the Company and its shareholders and was
  entered into on an arms length basis, at the request of
  Company management.
  <P>
  The Company believes the terms of the above transactions
  are as favorable as it might have obtained from
  unaffiliated parties.
  <P>
                       PART IV
  <P>
  Item 13. Exhibits and Reports on Form 8-K
  ------------------------------------------
  <P>
  (a)   The following documents are filed as part of this
  report: (7)
  <P>
  1.  Financial statements; see index to financial
  statement and schedules immediately following the
  signature pages of this report. (7)
  <P>
  2.  Financial statement schedules; see index to financial
  statements and schedules immediately following the
  signature pages of this report. (7)
  <P>
  3.  Exhibits:
  <P>
  The following exhibits are filed with this Form 10-KSB
  and are identified by the numbers indicated; see index to
  exhibits immediately following financial statements and
  schedules of this report.
  <P>
  2  Plan of Reorganization and Agreement of Merger among
  UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central
  Marketing Corporation (1)
  <P>
  3.1  Certificate of Incorporation, as amended (2)
  <P>
  3.2  Bylaws, as amended (2)
  <P>
  3.3  Amendment to the Certificate of Incorporation to
  increase the authorized shares of Common Stock (3)
  <P>
  3.4  By-laws, as amended. (Corrected Version)
  4.1  Form of Common Stock Purchase Warrant, dated
  September 11, l986 (4)
  <P>
  4.2  Form of Class B Common Stock Purchase Warrant dated
  November 1, 1993 (3)
  <P>
  4.3  Form of Subordinated Debenture dated October 26,
  1993, offered through Duncan Smith Co. (3)
  <P>
  4.4  Certificate of Designations, Preferences, and Rights
  of Series A Convertible Preferred Stock (3)
  <P>
  4.5  Certificate of Designations, Preferences, and Rights
  of Series A Redeemable Preferred  Stock (3)
  <P>
  4.6  Certificate of Designations, Preferences, and Rights
  of Series B Redeemable Preferred Stock (3)
  <P>
  4.7  Certificate of Designations, Preferences, and Rights
  of Series C Preferred Stock. (3)
  <P>
  10.1  Employment Agreement between Cal-Central Marketing
  Corporation and Jack Brown.  (1)
  <P>
  10.2  Employment Agreement between Cal-Central Marketing
  Corporation and Gerald Bomstad, Jr. (1)
  <P>
  10.3  Lease of executive offices at 1101-B Sovereign Row,
  Oklahoma City, OK 73108.  (3)
  <P>
  10.4  Form of Common Stock Purchase Warrant dated October
  26, 1993 offered through Duncan-Smith Co.  (3)
  <P>
  10.3  Second Amendment to Lease Agreement Cal-Central
  Marketing Corporation. (3)
  <P>
  10.6  United Coupon Corporation Franchise Agreement. (2)
  <P>
  10.7  Employment Agreement between United Coupon
  Corporation and Gerard R. Bernier, as amended January 1,
  1995. (5)
  10.8  Employment Agreement between UNICO, Inc. and W.
  Douglas Frans. (2)
  <P>
  10.9  Credit Agreement by and Between UNICO, Inc., and
  its subsidiaries and BancFirst. (2)
  <P>
  10.10  Purchase Agreement with Concord Video. (2)
  <P>
  10.11  Omnibus Equity Compensation Plan. (2)
  <P>
  10.12  Convertible Debenture Loan Agreement by and
  between UNICO, Inc. and its subsidiaries, United Coupon
  Corporation and AEC Acquisitions, Inc. and Renaissance
  Capital Partners, Ltd. Dated December 31, 1991. (2)
  <P>
  10.13  Amended and Restated Loan Agreement by and between
  UNICO, Inc. and its subsidiaries and BancFirst as amended
  August 31, 1994. (5)
  <P>
  10.14  Promissory Note of Jack Brown. (3)
  <P>
  10.15  Promissory Note of Gerald Bomstad, Jr. (3)
  <P>
  10.16  Novation (3)
  <P>
  10.17  Restructure Agreement Among UNICO, Inc., Cal-
  Central Marketing Corporation, and The American Education
  Corporation, dated as of December 31, 1993. (3)
  <P>
  10.18  United Coupon Corporation Lease Agreement. (5)
  <P>
  10.19  Master Agreement and Schedules of Indebtedness 1
  and 2 between CIT Group and United Coupon Corporation.
  (5)
  <P>
  10.20  Machinery Contract between MAN Roland, Inc. and
  Cal- Central Marketing Corporation. (5)
  <P>
  10.21  Exchange Agreement between Gerald Bomstad and the
  Company dated February 22, 1995. (6)
  <P>
  10.22  Exchange Agreement between Jack Brown and the
  Company dated February 22, 1995. (6)
  <P>
  10.23  Debt Exchange Agreement between Graphic Rolls
  Unlimited and the Company dated February 22, 1995. (6)
  <P>
  10.24  Debt Exchange Agreement between McCollum & Bunch
  and the Company dated February 22, 1995. (6)
  <P>
  10.25  Debt Exchange Agreement between Walter Rose and
  the Company dated February 22, 1995. (6)
  <P>
  10.26  Debt Exchange Agreement between Ronald Martin and
  the Company dated February 22, 1995. (6)
  <P>
  10.27  Subordinated Loan Agreement dated June 30, 1995,
  among UNICO, Inc. and Cal-Central Marketing Corporation
  and the Harlon Morse Fentress Trust, Philip M. Stevenson,
  Jr., RHOJOAMT Partnership, Ltd., CITCAM Stock Co.,
  Barbara T. Grinnan, and Goose Creek.  (7)
  <P>
  10.28  Form of Common Stock Purchase Warrant, dated June
  30, 1995.  (7)
  <P>
  10.29  Subordinated Convertible Debt Loan Agreement dated
  October, 1995, and schedule of advances, among UNICO,
  Inc., United Coupon Corporation, and Cal-Central
  Marketing Corporation and Renaissance Capital Group, Inc.
  and Duncan-Smith Company. (7)
  <P>
  10.30 Third Restated Loan Agreement dated March 4, 1996,
  among UNICO, Inc., United Coupon Corporation, Cal-Central
  Marketing Corporation and BancFirst.  (7)
  <P>
  10.31  Debt Exchange Agreement among UNICO, Inc.,
  Renaissance Capital Partners, Ltd. and Duncan-Smith
  Investment Co., dated July 1996. (8)
  <P>
  10.32  Employment Agreement Between United Coupon
  Corporation and Gerard R. Bernier dated April 1, 1996.
  (10)
  <P>
  10.33  Modification and Extension to the Third Restated
  Loan Agreement between UNICO, Inc., United Coupon
  Corporation, Cal- Central Marketing Corporation and
  BancFirst dated August 15, 1996.  (10)
  <P>
  10.34 Consolidated Renewal Promissory Note between UNICO,
  Inc., United Coupon Corporation, Cal-Central Marketing
  Corporation and BancFirst dated August 15, 1996. (10)
  <P>
  10.35  Loan Conversion Agreement between UNICO, Inc. and
  Kurt H.C. Bottcher dated September 30, 1996. (10)
  <P>
  10.36   Agreement between Southwin Financial, Ltd. and
  Unico, Inc. dated June 25, 1999. (11)
  <P>
  10.37   Amended and Restated Agreement between Southwin
  Financial, Ltd., Unico, Inc., T.C. Equities, Ltd. and
  Nathan International, Inc. dated November 30, 1999.  (11)
  <P>
  16  Letter from Arthur Andersen, LLP to Securities &
  Exchange Commission dated December 3, 1996. (9)
  <P>
  21  List of Subsidiaries (3)
  <P>
  27  Financial Data Schedule
  <P>
  (b)  Reports on Form 8-K. - Form 8-K was filed during the
  last quarter of the Registrant's fiscal period ending
  December 31, 1996 describing the change in independent
  accountants and auditors and Chief Financial Officer.
  <P>
  (1)  Incorporated by reference to the Registrant's Form
  8-K, October 27, 1993 (SEC File No. (0-15303).
  <P>
  (2) Incorporated by reference to the Registrant's Form
  10-K for the fiscal year ending December 31, 1992 (SEC
  File No. 0-15303).
  <P>
  (3)  Incorporated by reference to the Registrant's Form
  1O-KSB for the fiscal year ending December 31, 1993 (SEC
  File No. 0- 15303).
  <P>
  (4)  Incorporated by reference to the Registrant's Form
  S-18 registration statement (SEC File No. 33-73 10-FW).
  <P>
  (5)  Incorporated by reference to the Registrant's Form
  10-KSB for the fiscal year ended December 31, 1994, (SEC
  File No. 0- 15303).
  <P>
  (6)  Incorporated by reference to the Registrant's Form
  S-3 dated April 28, 1995 (SEC File No. 33-91270).
  <P>
  (7)  Incorporated by reference to the Registrant's Form
  10-KSB dated April 15, 1996 (SEC File No. 0-15303).
  <P>
  (8)  Incorporated by reference to the Registrant's Form
  8-K dated July 30, 1996 (SEC File No. 0-15303).
  <P>
  (9)  Incorporated by reference to the Registrant's Form
  8-K/A dated December 12, 1996 (SEC File No. 0-15303).
  <P>
  (10)  Incorporated by reference to the Registrant's Form
  10-KSB dated April 15, 1997 (SEC File No. 0-15303).
  <P>
  (11) Incorporated by reference to the Registrant's Form
  8-KSB dated September 23, 1999 and filed February 17,
  2000 (SEC File No. 000-15303).
  <P>
                        SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the registrant has
  duly caused this report to be signed on its behalf by the
  undersigned, thereunto duly authorized.
  <P>
                           UNICO, INC.
                           April 14, 2000
  <P>
                           By: /s/ Ron Stoeppelwerth
                           ----------------------
                                   Ron Stoeppelwerth
                                   Chief Financial Officer
                                   And Director
  <P>
  Pursuant to the requirements of the Securities Exchange
  Act of 1934, this report has been signed below by the
  following persons on behalf of the registrant and in the
  capacities and on the dates indicated.
  <P>

  Name                     Title                                      Date
  -----------------        ------                                     -----
  /s/Jay R. Weppler          Chairman, Chief Executive Officer,         April 14, 2000
                           President and Director
  /s/Ron Stoeppelwerth     Chief Financial Officer and Director       April 14, 2000

                 UNICO, INC.
             FINANCIAL STATEMENTS
  <P>

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

              INDEPENDENT AUDITOR'S REPORTS
  <P>
  Board of Directors and Stockholders
  UNICO, INC. AND SUBSIDIARY
  Springfield Virginia
  <P>
  We have audited the accompanying Consolidated Statement
  of Financial Condition of UNICO, INC. AND SUBSIDIARY, as
  of December 3l, 1999 AND 1998, and the related
  Consolidated Statements of Operations, Stockholders'
  Equity and Cash Flows for the years then ended. These
  financial statements are the responsibility of the
  Company's management. Our responsibility is to express an
  opinion on these financial statements based on our audit.
  We conducted our audit in accordance with generally
  accepted auditing standards. Those standards require that
  we plan and perform the audit to obtain reasonable
  assurance about whether the statements are free or
  material misstatement. An audit includes examining, on a
  test basis, evidence supporting the amounts and
  disclosures in the financial statements. An audit also
  includes assessing the accounting principles used and
  significant estimates made by management, as well as
  evaluating the overall financial statement presentation.
  We believe that our audit provides a reasonable basis for
  our opinion.
  <P>
  In our opinion, the consolidated financial statement
  referred to above presents fairly, in all material
  respects, the consolidated financial position of UNICO,
  INC. AND SUBSIDIARY, as of December 3l, 1999 and 1998 and
  the consolidated results of their operations and cash
  flows for the years then ended in conformity with
  generally accepted accounting principles.
  The accompanying financial statements have been prepared
  assuming that the Company will continue as a going
  concern. As discussed in Note 8 to the financial
  statements, the Company is disposing of all of its assets
  and will end up with no liabilities, and will be left
  without a business activity.
  <P>
  These conditions raise substantial doubt about the
  Company's ability to continue as a going concern.
  Management's plans regarding these matters are also
  described in Note 8. The financial statements do not
  include any adjustments that might result from the
  outcome of this uncertainty.
  <P>
  Sellers & Associates, P.C.
  Ogden, Utah
  March 30, 2000
  <P>
               UNICO, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                YEARS ENDING DECEMBER 31,
                         ASSETS
                         ------

                                                      1999          1998
                                                      -----         -----
  CURRENT ASSETS
       Cash and cash equivalents                      4,910    $   105,404
       Accounts and notes receivable - trade (net
        of allowance for uncollectible accounts
        of $-0- and $4,638 for 1999 and
        1998 respectively)                               -         306,469
       Sales tax receivable                              -          43,885
       Receivable from NexGen                            -         834,665
       Receivable from Shareholder                   35,000            -
       Inventory                                         -         117,564
       Prepaid expenses                                  -          28,379
                                                     ----------------------
             Total current assets                        -       1,436,366
  <P>
  PROPERTY AND EQUIPMENT, AT COST
       Furniture, fixtures and equipment                 -       4,354,072
       Leasehold improvements                            -          81,029
       (Less) Accumulated depreciation and
         amortization                                    -      (2,602,599)
                                                      ---------------------
       Net property and equipment                        -       1,832,502
                                                      ---------------------
  OTHER ASSETS
       Oil and gas lease in Texas                    40,000           -
       All other assets                                              8,105
                                                    -----------------------
       Total other assets                            40,000           -
  TOTAL ASSETS                                       79,910     $3,276,973
                                                    -----------------------

  See Notes to Financial Statements
  <P>
               UNICO, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 YEARS ENDING DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999         1998
                                                       -----        -----
  CURRENT LIABILITIES
       Accounts payable                             $ 43,381     $ 531,983
       Sales tax liability                              -          127,578
       Accrued liabilities                              -           42,628
       Line of credit                                   -           74,988
       Due to Shareholder                            122,470          -
       Current portion of long-term liabilities         -          594,668
       Deferred revenue                                 -          103,000
                                                   ------------------------
             Total current liabilities               165,851     1,474,845
  LONG-TERM LIABILITIES
       Notes payable                                    -           83,053
       Deferred rent                                    -          374,376
                                                   ------------------------
       Total long-term liabilities                      -          457,434
                                                   ------------------------
       Total liabilities                              165,851    1,932,279
                                                    -----------------------
  COMMITMENTS AND CONTINGENCIES                          -            -
                                                    -----------------------
  STOCKHOLDERS' EQUITY
     Preferred stock, Series A, C & Redeemable
     All recalled and retired                            -            -
    Common stock
    $.01 par value, 20,000,000 shares authorized,
       5,929,185 and 5,631,817 shares issued and
        outstanding as of December 31, 1999 and 1998    59,292      56,318
       Additional paid-in capital                    6,834,525   7,883,393
       Stock dividend declared                            -        172,665
       Retained earning (deficit)                   (6,979,758) (6,768,187)
                                                    -----------------------
       Total stockholders' equity                      (85,941)  1,344,694
                                                    -----------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $79,910  $3,276,973
                                                    =======================
  See Notes to Financial Statements

               UNICO, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31,

                                                       1999         1998
                                                       -----        -----
  REVENUE
   Printing, design and advertising sales
      net of discounts and allowances              $     -       $    -
   Franchise fees                                        -            -
   Other                                                 -         175,500
                                                    -----------------------
         Total revenue                                    -        175,500
                                                    -----------------------
  EXPENSES
     Direct cost of sales                                 -           -
     General and administrative and
      franchise development                            201,474     247,206
     Interest expense                                     -         32,904
                                                    -----------------------
         Total expenses from operations                201,474     280,110
                                                    -----------------------
  INCOME (LOSS) FROM OPERATIONS                       (201,474)   (104,610)
  Write (down) of long-term assets impaired             (6,166)   (309,207)
  Income from forgiveness of debt                         -      1,314,248
  Income (loss) from discontinued operations            (3,931)    557,386
                                                    -----------------------
      NET INCOME                                    $ (211,571) $1,457,817
                                                    =======================
  BASIC EARNINGS (LOSS) PER SHARE
     (Loss) from continuing operations                   (0.06)      (0.03)
     (Loss) from sale of subsidiary                      (0.00)        -
     (Loss) from write (down) of long-term
       assets impaired                                    -          (0.11)
     Income from forgiveness or debt                      -           0.45
     Income from discontinued operations                 (0.00)       0.19
                                                    -----------------------
  NET EARNINGS (LOSS) PER SHARE                     $    (0.06) $     0.50
                                                    =======================
  Weighted average common shares
     Basic common shares                             3,232,264   2,915,924
     Assuming dilution for unexercised
      stock options                                  3,354,378   2,915,924
                                                    =======================
  See Notes to Financial Statements

              UNICO, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
              EQUITY (DEFICIENCY)
    FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
  <P>

                                             Preferred Stock
                               Redeemable       Series A      Series C      Common Stock
                             Shares    Amt    Shares   Amt  Shares    Amt   Shares   Amt
                           --------------------------------------------------------------
  Balance
    December 31, 1997            70 $  -        -    $ -  428,185 $4,282  706,359  $7,064
  <P>
  Deferred compensation earned
  <P>
  Stock issued in forgiveness
   of debt - TC EQUITIES                                                  600,000   6,000
  <P>
  Recalled & retired stock      (70)  (1)                (428,185)(4,282)
  <P>
  Additional stock issued                                                 570,913   5,709
  <P>
  All stock options & warrants
   canceled or expired                                                       -       -
  <P>
  Proceeds from pending sale
   of subsidiary United
   Marketing Solutions, Inc.
  <P>
  Stock dividend declared
  <P>
  Net Income
                            ------------------------------------------------------------
  Balance
   December 31, 1998            -      -        -     -                1,877,272 $18,773
  <P>
  Sale of subsidiary - United
   Marketing Solutions, Inc.
  <P>
  Stock dividend paid
  <P>
  Stock options issued for
   services                                                               -         -
  <P>
  Stock issued for services                                            133,335     1,333
  <P>
  Correction number of shares                                          168,578     1,686
  <P>
  Stock issued for Silver Valley
   Energy, Inc.                                                        250,000     2,500
  <P>
  Stock issued for cash                                              3,500,000    35,000
  <P>
  Net (loss)
                           ------------------------------------------------------------
  Balance
   December 31, 1999                                                 5,929,185 $  59,292
                         ===============================================================
  <P>
            UNICO, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
              EQUITY (DEFICIENCY)
    FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                CONTINUE
  <P>
                           Additional    Stock
                           Paid-In       Dividend   Deferred     Accumulated  Net Equity
                           Capital       Declared   Compensation (Deficit)
  (Deficiency)
                           -------------------------------------------------------------
  Balance
    December 31, 1997      $ 6,815,135   $   -     $ (4,557)    $ (8,226,004)$(1,404,079)
  <P>
  Deferred compensation earned                        4,557                         4,557
  <P>
  Stock issued in forgiveness
   of debt - TC EQUITIES       174,000
  <P>
  Recalled & retired stock       4,283                                               -
  <P>
  Additional stock issued       (5,709)                                              -
  <P>
  All stock options & warrants
   canceled or expired
  <P>
  Proceeds from pending sale
   of subsidiary United
   Marketing Solutions, Inc. 1,106,399                                          1,106,399
  <P>
  Stock dividend declared     (172,665) 172,665
  <P>
  Net Income                                                         1,457,817  1,457,817
                            ------------------------------------------------------------
  Balance
   December 31, 1998         7,921,443 172,665            -       $ (6,768,187)$1,344,694
  <P>
  Sale of subsidiary -
   United Marketing
    Solutions, Inc.         (1,106,399)                                       (1,106,399)
  <P>
  Stock dividend paid                 (172,665)
  <P>
  Stock options issued for
   services                      8,000                                              8,000
  <P>
  Stock issued for services      3,167                                              4,500
  <P>
  Correction number of shares   (1,686)                                              -
  Stock issued for Silver
   Valley Energy, Inc.           2,500                                              5,000
  <P>
  Stock issued for cash          7,500                                             42,500
  <P>
  Net (loss)
                           -------------------------------------------------------------
  Balance
   December 31, 1999                                                $(6,979,758)$(85,941)
                          ===============================================================
  <P>
              UNICO, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31,

                                                       1999         1998
                                                       -----        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   (211,571) $1,457,817
  Adjustments to reconcile net income
   to net cash provided (used) by
    Operating activities
    Depreciation and amortization                            -        398,917
    Provision for bad debts                                  -        (55,362)
    Deferred compensation                                    -          4,557
   Stock options issued for services
    rendered                                                8,000        -
   Changes in assets and liabilities
     Inventory                                               -          1,639
     Accounts, notes, and sales tax receivable               -           (112)
     Receivable from shareholders                         (35,000)       -
     Receivable from NexGen                                65,630    (834,665)
     Prepaid expenses                                        -        (19,239)
     Other assets                                            -         10,197
     Accounts payable                                      43,381    (775,215)
     Accrued liabilities & sales liability                   -       (315,227)
     Deferred rent                                           -         53,502
     Deferred revenue                                        -        (17,509)
                                                      ------------------------
  Net cash (used) by operating activities                  (2,590)    (90,700)
                                                      ------------------------
  CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property                                       -      (162,863)
                                                      ------------------------
    Net cash (used)
     by investing activities                                  -
                                                      ------------------------
  CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                 -       199,988
   Payment of notes payable                                   -    (1,257,280)
   Acquisition of subsidiary (SVE)                        (35,000)       -
   Proceeds to receive (reduce) from
    stock sale of subsidiary (USMI)                      (105,404)  1,106,399
   Proceeds sale common stock of the Company               42,500     180,000
                                                      ------------------------
       Net cash provided by financing activities          (97,904)    229,107
                                                      ------------------------
  (DECREASE) IN CASH AND CASH EQUIVALENTS                (100,494)    (24,456)
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            105,404     129,860
                                                      ------------------------
  CASH AND CASH EQUIVALENTS, END OF YEAR                     4,910    105,404
                                                       =======================
  SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid for interest                                     -        56,974
  NON CASH ITEMS:
   Stock issued to acquire Subsidiary - Silver
    Valley Energy, Inc.                                      5,000       -
   Stock issued for services rendered                        4,500       -
   Stock options issued for services rendered                8,000       -
                                                       =======================

  See Notes to Financial Statements
  <P>
              UNICO, INC. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1999
  <P>
  NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES
  -------------------------------------------------
  <P>
  (A)Nature of operation
  ----------------------
  <P>
  In May 1998, the Company entered into an agreement to
  sell the common stock of its wholly owned subsidiary,
  United Marketing Solutions, Inc. (UMSI) to Next
  Generation Media (NexGen).  Closing on this sale occurred
  on April 1, 1999, leaving Unico as a publicly traded
  shell company.
  <P>
  Under new management, the Company is an "Internet
  Incubator," and is actively seeking private financing for
  that purpose.
  <P>
  (B)Basis of consolidation
  ---------------------------
  <P>
  The consolidated financial statements include the
  accounts of the Company and its wholly owned
  subsidiaries, UMSI until sold, and Silver Valley Energy,
  Inc. (SVE) since acquisition.  All material inter-company
  transactions have been eliminated.
  <P>
  (C)Acquisition
  ---------------
  <P>
  During May 1999, the Company acquired all of the common
  stock of SVE for $35,000 and 250,000 shares of common
  stock.  SVE owns oil, gas, and mineral lease rights on
  approximately 1,200 acres of land located in Texas.  SVE
  is inactive and is not developing these lease rights at
  this time.
  <P>
  (D)Property
  ------------
  <P>
       Property is recorded at cost and is depreciated over
  its estimated useful life.
  <P>
  (E)Cash and cash equivalents
  ----------------------------
  <P>
       The statement of cash flows is presented on a basis
  of cash available.
  <P>
  (F)Income taxes
  ---------------
  <P>
  The Company has adopted the provisions of statements of
  Financial Accounting Standards No. 109, "Accounting for
  Income Taxes," which incorporates the use of the asset
  and liability approach of accounting for income taxes.
  The asset and liability approach
  <P>
  Income taxes - (continued)
  -------------------------
  <P>
  requires the recognition of deferred tax assets and
  liability for the expected future consequences of
  temporary differences between the financial reporting
  basis and tax basis of assets and liabilities.
  <P>
  During 1999, the Company underwent an ownership change as
  defined in Section 382 of the Internal Revenue Code.
  Consequently, management believes the net operating loss
  carry forwards are lost.  Therefore, no recognition of
  any net operating loss carry forwards or benefits are
  reflected in these financial statements.
  <P>
  (G)Impairment of long-lived assets
  ----------------------------------
  <P>
  The company policy is to periodically evaluate the
  economic recover ability of all of its long-lived assets.
  In accordance with that policy, when the company
  determines that an asset has become impaired, it
  recognizes the loss on the basis of the discounted cash
  flows from that asset.
  <P>
  (H)Earnings (loss) per share
  ----------------------------
  <P>
  Basic earnings (loss) per share are computed by the net
  income for the year by the weighted average number of
  shares outstanding during the year.  Diluted earnings
  (loss) per share is computed by taking into consideration
  unexercised stock options as if the stock were issued.
  <P>
  NOTE 2 - RELATED PARTY TRANSACTIONS AND THE LOSS ON SALE
           OF SUBSIDIARY
  --------------------------------------------------------
  <P>
  During 1998 and 1999, throughout the pendency of the
  NexGen acquisition of UMSI, monies were advanced by
  NexGen to the Company.  All monies received or accrued
  during 1998 are reported in equity as paid in capital.
  Anticipated monies yet to receive as of December 31, 1998
  are reported in current assets as a receivable from
  NexGen.  In 1999, after the sale was finalized in 1999
  and all monies were accounted for the loss on the sale of
  UMSI was recognized.  The $1,106,399 as paid in capital
  in 1998 was offset by the same amount in 1999.  The
  difference of that and what was ultimately accounted for
  is reported in 1999 in the statement of operations as a
  $6,166 loss on the sale of the subsidiary.
  <P>
  NOTE 2 - RELATED PARTY TRANSACTIONS AND THE LOSS ON SALE
           OF SUBSIDIARY - (CONTINUED)
  --------------------------------------------------------
  <P>
  During 1998, the Company's President and certain other
  members of the Board of Directors resigned and became
  stockholders of NexGen, having exchanged their interests
  in the Company for NexGen's common stock.  New management
  was appointed by the new majority stockholders.
  <P>
  NOTE 3 - COMMON STOCK
  ----------------------
  <P>
       On May 28, 1999, the Company acquired 100% of SVE
  for 1,080,000 restricted shares of
  common stock.  Subsequently, the purchase price was
  renegotiated providing for the return of the 1,080,000
  shares, giving SVE a cash payment of $35,000 and 250,000
  shares of Common stock.  The financial statements
  recognize only the agreement only as amended and sets
  aside the original agreement.
  <P>
  The Company also made a 1 for 3 reverse stock split
  immediately before acquiring SVE.  This 1 for 3 reverse
  stock split has been recognized in these financial
  statements retroactive to December 31, 1997.
  <P>
  The stock transfer agent was changed in May of 1999.  In
  the transition to the new stock transfer agent as well as
  subsequent to that, an additional 168,587 shares of
  issued and outstanding stock came to light.  Management
  has not been able to explain who owns these shares or for
  what purpose they were issued.  Management has chosen to
  report these 168,587 shares as a reduction in paid in
  capital and an increase in common stock at par value.
  <P>
  NOTE 4 - DISCONTINUED OPERATIONS OF SUBSIDIARY
  -----------------------------------------------
  <P>
  During 1998, the Company entered into an agreement to
  sell its principal operating subsidiary UMSI, formerly
  United Coupon Corporation.  Accordingly, the results of
  operations for 1999 are presented showing the results of
  continuing operations and discontinued operations net of
  taxes.  The Company fully disposed of UMSI on April 1,
  1999.  After this transaction the Company had no assets
  or liabilities.
  <P>
  NOTE 5 - ACQUISITION OF PRECISION COMMUNICATION
           CONSULTANTS LLC
  --------------------------------------------------
  <P>
  On December 28, 1999, the Company entered into a share
  exchange agreement with Precision Communication
  Consultants LLC.  (Communication).  In that agreement the
  Company was to acquire all interest in Communication in
  exchange for 416,470 shares of common stock of the
  Company and warrants to acquire an additional 500,000
  shares of stock of the Company at varying prices.   The
  Company believes that it was induced to enter into the
  transaction based on several financial misrepresentations
  by Communication.   The Company plans to cancel all of
  the common stock issued in the transaction and will not
  honor the warrants when they are presented for exercise.
  Management does not know of any threatened litigation at
  present.
  <P>
  NOTE 6 - STOCK OPTIONS
  -----------------------
  <P>
  Effective September 30, 1999, the Company adopted an
  omnibus stock option plan.  The plan provides for
  2,000,000 shares as either Incentive Non-employee Stock
  Options or Employee Stock Options.  As of December 31,
  1999, 359,450 options have been granted to Directors and
  key sub contractors.  The exercise price is $.01 per
  share.  The difference of the stock option exercise price
  and the market value of the common stock at the time the
  options were granted has been recognized in the financial
  statements.
  <P>
  NOTE 7 - GOING CONCERN
  -----------------------
  <P>
  On April 1, 1999, the Company disposed of all its assets
  and liabilities.  This was done in connection with the
  sale of its only subsidiary at the time, United Marketing
  Solutions, Inc. (UMSI).  This sale finalized April 1,
  1999.  The Company was then a publicly held shell
  corporation.  Anticipating this, new management continues
  searching for other business acquisitions.
  <P>
  The first acquisition, Silver Valley Energy, Inc. (SVE),
  took effect May 1999 - refer to Note 3.  The second
  acquisition, Precision Communication Consultants LLC
  (Communications), took place effective December 1999.
  This second acquisition most likely will be undone -
  refer to Note 5.  Since December 1999, the Company
  completed its third acquisition, BidInvite.com, Inc. -
  refer to Note 8.
  <P>
  NOTE 7 - GOING CONCERN - (CONTINUED)
  -------------------------------------
  <P>
  Despite all of the acquisitions and related efforts, the
  only funds raised to date are those of the majority
  shareholder in the form of loans and capital
  contributions to the Company.  Unless additional funds
  are obtained from other sources, or the Company makes
  positive cash flow from its operations, the Company could
  jeopardize its ability to continue as a going concern.
  Presently, the majority shareholder plans to continue
  funding the operations of the Company, anticipating other
  sources will come about in the near future.
  <P>
  NOTE 8 - SUBSEQUENT EVENT
  -------------------------
  <P>
  On March 1, 2000, the Company acquired 95% of the outstanding stock of BidInvite.com, Inc. for 100,000 shares of its common stock. Management intends to account for the transaction as a "pooling of interests."
  <P>