Form 10QSB
period 2000-03-31
UNICO INC
filed 2000-05-15
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                 Washington, D.C. 20549
                        FORM 10-QSB
  <P>
                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
           For the quarterly period ended March 31, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
                Commission File No. 0-15303
  <P>
                        UNICO, INC.
         (Name of Small Business Issuer in Its Charter)
  <P>
  Delaware                                   73-1215433
  (State of Other Jurisdiction of        (I.R.S. Employer
  Incorporation or Organization)         Identification
                                         No.)
  <P>
  Harbor Park, 333 Ludlow Street, Stamford, CT     06902
  (Address of Principal Executive Offices)       (Zip Code)
  <P>
                       (203) 323-6239
        (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
             Yes     X        No
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000, the Company had 8,316,181 shares of Common Stock outstanding, $0.01 par value.
  <P>
                         UNICO, INC.
                 Form 10-QSB Quarterly Report
              For the Period Ended March 31, 2000
  <P>

                                                                          Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
       Consolidated Statement of Financial Condition
       at March 31, 2000 and 1999 for Unico, Inc.
       and Subsidiary                                                      4
  <P>
       Consolidated Statement of Operations at March 31,
       2000 and 1999 for Unico, Inc. and Subsidiary                        6
  <P>
       Consolidated Statement of Stockholders' Equity
       (Deficiency) at March 31, 2000 and December 31, 1999
       for Unico, Inc. and Subsidiary                                      7
  <P>
       Consolidated Statement of Cash Flows ended March 31,
       2000 and 1999 for Unico, Inc. and Subsidiary                        7
  <P>
       Notes to Interim Consolidated Financial Statements                  8
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                             12
  <P>
  PART II - OTHER INFORMATION                                              13
  <P>
  Item 1. Legal Proceedings                                                15
  <P>
  Item 2. Changes in Securities                                            15
  <P>
  Item 3. Defaults Upon Senior Securities                                  15
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders              15
  <P>
  Item 5. Other Information                                                15
  <P>
  Item 6. Exhibits and Reports of Form 8-K                                 16
  <P>
  Signatures                                                               16

  ------------------------
  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 1998. In the opinion of management, all adjustments
  (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
  <P>
            INDEPENDENT AUDITOR'S REPORTS
  <P>
  Board of Directors and Stockholders
  UNICO, INC. AND SUBSIDIARY
  Springfield Virginia
  <P>
  We have reviewed the accompanying consolidated balance sheet of UNICO, INC. AND Subsidiaries, as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Unico, Inc.
  <P>
  A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
  Accordingly, we do not express an opinion.
  <P>
  The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them, with reference to a going concern, in our report dated November 29, 1999. The financial statements for the three months ended March 31, 1999 were compiled by us, accordingly, we express no assurance on them.
  <P>
  Sellers & Associates, P.C.
  Ogden, Utah
  May 11, 2000
  <P>
              UNICO, INC. AND SUBSIDIARY
  <P>
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             March 31,     December 31,
                                             2000          1999
  ASSETS
  <P>
  CURRENT ASSETS
    Cash and cash equivalents                  $ 22,209      $  4,910
  <P>
    Accounts and notes receivable
  <P>
    Capital receivable                            3,000        35,000
                                             ---------------------------
      Total current assets                       25,209        39,910
  <P>
  FIXED ASSETS
  <P>
   Computer equipment                            16,274             0
                                             ----------------------------
      Total fixed assets                         16,274             0
  <P>
  OTHER ASSETS
  <P>
   Gas, oil and mineral lease                    40,000       40,000
                                             -----------------------------
  <P>
      Total other assets                         40,000       40,000
  <P>
  TOTAL ASSETS                               $   81,483      $79,910
                                             =============================
  <P>
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  <P>
  CURRENT LIABILITIES
  <P>
    Accounts payable                           $ 25,907      $43,381
  <P>
   Due to shareholder                           140,470      122,470
  <P>
   Due to SVE                                    35,000         -
                                              ----------------------------
      Total current liabilities                 201,377      165,851
                                              ----------------------------
      Total liabilities                         201,377      165,851
                                              ----------------------------
  LONG-TERM LIABILITIES
  <P>
  STOCKHOLDERS' EQUITY (DEFICIENCY)
  <P>
      Common stock
       $.01 par value, 20,000,000 shares authorized,
       5,929,185, 6,029,185 outstanding at
       December 31, 1999,
       and March 31, 2000                        60,292      59,292
  Additional paid-in capital                  6,833,525   6,834,525
  Retained earnings                          (7,013,711) (6,979,758)
                                            ------------------------------
  <P>
  Total stockholders' equity (deficiency)      (119,894)    (85,941)
  <P>
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIENCY)                               $  81,483     $79,910
                                            ===============================

  <P>
                        UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE QUARTER ENDED MARCH 31, 2000
                          AND DECEMBER 31, 1999

                                                   2000          1999
                                                   ----          ----
  REVENUE
  Other                                            $    -        $   -
  Total revenue                                         -            -
                                                   -------       ------
  EXPENSES
  General and administrative                       33,953       201,474
  Interest expense                                      0             0
                                                   -------      --------
  Total expenses                                   33,953       201,474
                                                   -------      --------
  INCOME (LOSS) BEFORE INCOME TAXES               (33,953)     (201,474)
  <P>
  INCOME TAX PROVISION                                  -             -
  <P>
  LOSS FROM SALE OF SUBSIDIARY                          -        (6,166)
  <P>
  INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                            -        (3,931)
                                                   ----------------------
  <P>
  NET INCOME (LOSS)                         $     (33,953)    $(211,571)
  <P>
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares outstanding
   Basic common shares                          5,929,185     3,232,264
   Assuming dilution for unexercised            6,029,185     3,354,378
  (Loss) from continuing operations                $(0.01)       $ (.06)
  (Loss) from sale of subsidiary                        -             -
  (Loss) from continuing operations                     -             -
  <P>
  NET EARNINGS (LOSS) PER SHARE               $     (0.01)  $      (.06)

  <P>
                          UNICO, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FOR THE PERIODS MARCH 31, 2000, DECEMBER 31, 1999
                            AND DECEMBER 31, 1998

                                                 Excess    Stock              Shares of
                         Retained     Capital    Over      Dividend   Total   Common
                         Earnings     At Par     Par       Declared   Equity  Stock
                         ---------------------------------------------------------------
  <P>
  As of
   December 31, 1998    ($6,768,187)  $18,773 $7,921,443   $172,665 $1,344,694  1,877,272
  <P>
  Correction # shares
   outstanding                          1,686     (1,686)                         168,600
  <P>
  Stock issued for services             1,333     11,167                12,500    133,313
  <P>
  Dividend paid                                            (172,665)  (172,665)
  <P>
  Off-set of amount due to
   subsidiary sale                            (1,106,399)           -1,106,399
  <P>
  Stock issued in connection
   with Silver Valley                   2,500      2,500                 5,000    250,000
  <P>
  Contributions to capital             35,000      7,500                42,500  3,500,000
  <P>
  Net Income-              (211,571)                                  -211,571
  <P>
  As of
   December 31, 1999    ($6,979,758)  $59,292 $6,834,525         $0   ($85,941) 5,929,185
                        -----------------------------------------------------------------
  <P>
  Acquisition of BidInvite              1,000     (1,000)                         100,000
  <P>
  Net Income                (33,953)                                   (33,953)
  <P>
  As of
   March 31, 2000        (7,013,711)  $60,292 $6,833,525         $0  ($119,894) 6,029,185
                        -----------------------------------------------------------------

  <P>
                             UNICO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                MARCH 31, 2000 AND 1999

                                                           2000          1999
                                                          -------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(33,953)  $ (1,457,817)
  <P>
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  <P>
   Stock options for services rendered                        -             8,000
   Stock issued for services rendered                         -             4,500
   Receivable from shareholder                              32,000        (35,000)
   Receivable from NexGen                                     -            65,630
   Accounts payable                                         21,327         43,381
   Due to shareholder                                         -           122,470
   Accrued expense                                          (3,800)          -
                                                           -----------------------
  Net cash provided by (used) by operating
   activities                                               15,574         (2,590)
  <P>
  CASH FLOWS PROVIDED BY (USED) BY
   INVESTING ACTIVITIES
  <P>
   Purchase of computer equipment                          (16,274)          -
  <P>
     Net cash provided (used) by Investing
      Activities                                           (16,274)          -
  <P>
  CASH FLOW FROM FINANCING ACTIVITIES
  <P>
   Loan from shareholder                                    18,000
   Acquisition of subsidiary                                  -           (35,000)
   Proceeds from sale of USMI                                 -          (105,404)
   Proceeds from sale of Stock                                -            42,500
                                                           -----------------------
       Net cash provided (used) by
        financing activities                                18,000        (97,904)
  <P>
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          17,299       (100,494)
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                    4,910        105,404
                                                          ------------------------
  <P>
  CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 22,209        $ 4,910
                                                          ========================

  <P>
                  UNICO AND SUBSIDIARY
               NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2000
  <P>
  NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES
  <P>
  (A)     Nature of operation
  <P>
  In May 1998, the Company entered into an agreement to
  sell the common stock of its  wholly owned subsidiary,
  United Marketing Solutions, Inc. (UMSI) to Next
  Generation Media (NexGen).  Closing on this sale occurred
  on April 1, 1999, leaving Unico as a publicly traded
  shell company.
  <P>
  Under new management, the Company intends on becoming an
  "Internet Incubator," and is actively seeking private
  financing for that purpose.
  <P>
  (B)     Basis of consolidation
  <P>
  The consolidated financial statements include the
  accounts of the Company, UMSI until sold and its wholly
  owned subsidiary Silver Valley Energy, Inc. (SVE).  All
  material inter-company transactions have been eliminated.
  <P>
  (C)     Acquisition
  <P>
  During May 1999 the Company acquired all of the common
  stock of SVE for $35,000 in cash and 175,000 shares of
  common stock.  SVE owns oil, gas, and mineral lease
  rights on approximately 1,200 acres of land located in
  Texas.  SVE is inactive and is not developing these
  rights.  The subsidiary has not had any operations since
  inception.
  <P>
  (D)     Property
  <P>
  Property is recorded at cost and is depreciated over its
  estimated useful life.
  <P>
  (E)     Cash and cash equivalents
  <P>
  The statement of cash flows is presented on a basis of
  cash available.
  <P>
  (F)     Income taxes
  <P>
  The Company files a consolidated federal tax return.
  <P>
                UNICO, INC. AND SUBSIDIARIES
             NOTES TO THE FINANCIAL STATEMENTS
                     March 31,2000
  <P>
  (G)     Impairment of long-lived assets
  <P>
  The company policy is to periodically evaluate the
  economic recoverability of all of its long-lived assets.
  In accordance with that policy, when the company
  determines that an asset has become impaired, it
  recognizes the loss on the basis of the discounted cash
  flows from that asset.
  <P>
  (H)     Earnings (loss) per share
  <P>
  Basic earnings (loss) per share are computed by the net
  income for the year by the weighted average number of
  shares outstanding during the year.  Diluted earnings
  (loss) per share is computed by taking into consideration
  stock options as if the stock was issued.
  <P>
  Note- 2     LEASES
  <P>
  The company currently leases offices on a month-to-month
  basis at 333 Ludlow Street, Stamford, Connecticut.
  <P>
  Note- 3      RELATED PARTY TRANSACTIONS AND THE LOSS ON
  SALE OF SUBSIDIARY
  During 1998 and 1999, throughout the pendency of the NexGen acquisition of UMSI, monies were advanced by NexGen to the Company. All monies received in this sale during 1998 were reported in equity as paid in capital.
  In 1999, after all monies were actually received, the full amount previously recognized as paid in capital in 1998, or $ 1,106,399, was offset and the net difference of $ 6,166 is reported in 1999 as a loss in the statement of operations.
  <P>
  During 1998, the Company's President and certain other members of the Board of Directors resigned and became stockholders of NexGen, having exchanged their interests in the Company for NexGen's common stock. New management was appointed by the new majority stockholders.
  <P>
              UNICO, INC. AND SUBSIDIARIES
           NOTES TO THE FINANCIAL STATEMENTS
                    March 31, 2000
  <P>
  NOTE 4- INCOME TAXES
  <P>
  The company accounts for income taxes in accordance with Financial Accounting Standards No. 109 which requires an asset and liability approach to accounting for income taxes. The company has not recorded a deferred tax asset because its realization is unknown and depends on future results of operations
  <P>
  NOTE 5- COMMON STOCK
  <P>
  On  May 28, 1999, the Company acquired 100% of SVE for
  1,080,000 restricted shares of common stock.
  Subsequently, the purchase price was renegotiated providing for the return of the 1,080,000 shares, giving
  SVE a cash payment of $35,000 and 250,000 shares of Common stock. The financial statements recognize only the amended agreement and sets aside the original agreement.
  <P>
  The Company also made a 1 for 3 reverse stock split immediately before acquiring SVE. This 1 for 3 reverse stock split has been recognized in these financial statements retroactive to December 31, 1998.
  <P>
  The stock transfer agent was changed in May of 1999. In the transition, an additional 168,587 shares of issued and outstanding stock came to light. Management has not been able to explain who owns these shares or for what purpose they were issued. Management has chosen these 168,587 as a reduction in paid in capital and an increase in common stock at par value.
  <P>
  NOTE  6- DISCONTINUED OPERATIONS OF SUBSIDIARY
  <P>
  During 1998, the Company entered into an agreement to sell its principal operating subsidiary UMSI, formerly
  United Coupon Corporation. Accordingly, the results of operations for 1999 are presented showing the results of continuing operations and discontinued operations net of taxes. UMSI was fully disposed of on April 1, 1999. The
  Company, after this transaction had no assets or liabilities.
  <P>
             UNICO, INC AND SUBSIDIARIES
           NOTES TO THE  FINANCIAL STATEMENTS
                   March 31, 2000
  <P>
  NOTE 6- DISCONTINUED OPERATIONS OF SUBSIDIARY
  <P>

                                                                    As Of
                                                                    December 31,1999
                                                                    ----------------
  Revenue
       Printing, design, and advertising sales                       $  1,902,906
       Other                                                               62,383
                                                                     ---------------
               Total Revenue                                            1,965,289
                                                                     ===============
  <P>
  Expenses
         Direct cost of sales                                          1,495,041
         General and administrative                                      474,159
                                                                     --------------
             Total expenses                                            1,969,200
                                                                     ==============
  <P>
                  Net income (loss) before
                  Tax provision                                          (3,931)
  <P>
                  Income tax provision                                     -
  <P>
  Income (loss) from operations                                    $     (3,931)
                                                                     ==============

  <P>
               UNICO, INC. AND SUBSIDIARIES
               NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000
  <P>
  NOTE 7- PRECISION COMMUNICATION CONSULTANTS, LTD -
  ACQUISITION
  <P>
  On December 28, 1999 the Company entered into a share
  exchange agreement with Precision Communication
  Consultants LLC ("Communication"). In that agreement, the
  Company was to acquire all of the interests in
  Communication in exchange for warrants to acquire 500,000
  shares of stock at varying prices and 416,470 shares of
  common stock.  The company plans to cancel all of the
  common stock issued in the transaction and will not honor
  the warrants when they are presented for exercise.  The
  Company believes that it was induced to enter into the
  transactions based on several financial
  misrepresentations by Communication.
  <P>
  NOTE 8- BIDINVITE.COM, INC. ACQUISITION
  <P>
  On March 1, 2000, the Company acquired 95% of the
  outstanding stock of BidInvite.com, Inc. for 100,000
  shares of its common stock.  Management intends to
  account for the transaction as a "pooling of interests."
  <P>
  NOTE 9- STOCK OPTIONS
  <P>
  Effective September 30, 1999 the Company adopted an
  omnibus stock option plan.  The plan provides for
  2,000,000 shares as either Incentive Stock Options or
  Employee Stock Options.  As of December 31, 1999, 359,450
  options have been granted to Directors and key employees.
  The exercise price is $.01 per share.
  <P>
  NOTE  10- GOING CONCERN
  <P>
  The company disposed of all assets and its liabilities of
  the Company.  This was done in connection with the sale
  of its only subsidiary at the time, United Marketing
  Solutions, Inc.(UMSI).  This sale was finalized April 1,
  1999.  The Company was then a publicly held shell
  corporation.  Anticipating this, new management was
  searching for other business activities.
  <P>
  The first acquisition, Silver Valley Energy, Inc. (SVE)
  took effect May, 1999   refer to Note 5.  The second
  acquisition, Precision Communication Consultants LLC
  (Communications), took place effective December, 1999.
  This second acquisition most likely will be undone
  refer to Note 7.  Since December 1999, the Company
  completed it third acquisition, BidInvite.com, Inc.
  refer to Note 8
  <P>
              UNICO, INC. AND SUBSIDIARIES
            NOTES TO THE FINANCIAL STATEMENTS
                     March 31, 2000
  <P>
  NOTE 10   GOING CONCERN
  <P>
  Despite all of the acquisitions and related efforts, the
  only funds raised to date are those of the majority
  shareholder in the form of loans and capital
  contributions to the Company.  Unless additional funds
  are obtained, from other sources, or the company makes
  positive cash flow from its operations, the Company could
  jeopardize its ability to continue as a going concern.
  Presently, the majority shareholder plans to continue
  funding the operations of the Company, anticipating other
  sources will come about in the near future.
  <P>
  NOTE 11-SUBSEQUENT EVENTS
  <P>
  In April, 2000, the Officers and Directors of the Company
  exercised their stock options for the acquisition of
  350,000 shares.  Also in April, 2000, 845,000 shares were
  given to Internet Consulting, SA, the Company's strategic
  software development partner.
  <P>
  Item 2.    Managements Discussion and Analysis of
             Financial Conditions and Results of
             Operations.
  <P>
             Management Discussion and Analysis
  <P>
  Certain matters discussed herein are forward-looking
  statements intended to qualify for the safe harbors from
  liabilities established by the Private Litigation Reform
  Act of 1995.  These forward-looking statements can
  generally be identified as such because the context will
  include words such as the Company "believes," "plans,"
  "intends," "anticipates," "expects," or words of similar
  import.  Similarly, words that describe the Company's
  future plans, objectives, estimates, goals, are also
  forward-looking statements.
  <P>
  Such statements address future events and conditions
  concerning capital expenditures, earnings, litigation,
  capital resources and accounting matters.  Actual results
  may vary materially from those currently anticipated in
  such statements by reason of factors such as future
  economic conditions, including changes in customer
  demands, and changes in legislative or regulatory
  environments.
  <P>
  On April 1, 1999, the Company sold its only asset, the
  stock of its operating subsidiary United Marketing to
  NextGen, Inc.  This sale was agreed to in May of 1998 and
  Unico received $1,106,000.  The Company declared a stock
  dividend of $ 172,000 in December 1998 to be paid in
  1999.  The subsidiary was in the franchising of
  cooperative direct mail advertising distributorships
  business.  The results of operations of United Marketing
  are included in the statement of operation for the period
  January 1, 1999 through April 1, 1999.
  <P>
  As a result of the above-described transaction, Unico,
  Inc. became a publicly traded "shell" company.  The
  company, immediately after the sale of United Marketing,
  had no assets and no liabilities.  The company was funded
  by two new shareholders, Nathan International and TC
  Equities, selected a new Board of Directors and
  management team, and changed its "mission."
  <P>
  In May of 1999, the Company purchased an interest in an
  oil and gas lease covering approximately 1,200 acres of
  land in Texas.  This oil and gas lease will be disposed
  of in 2000.
  <P>
  Unico intends to become a diversified holding company
  focusing on the incubation, acquisition and financing of
  young, development stage high technology companies.
  Unico's mission is to focus on early stage companies
  where Unico can add significant value through its network
  of relationships, and the Company's experience in
  building distribution, technology, developing brands, and
  financing.
  <P>
  The company believes that its primary strengths are its
  ability to acquire attractive development stage high
  technology companies on favorable terms, to provide the
  necessary funding and guidance, enabling these companies
  to implement their business plans.
  <P>
  Unico serves as an incubator to these companies,
  completing its first acquisition, BidInvite.com, Inc., on
  March 1, 2000.
  <P>
  BidInvite.com intends to revolutionize the way the
  construction industry exchanges information concerning
  construction jobs up for bid and the resulting
  contractor's bid.
  <P>
  On April 3, 2000, the Company completed it second
  acquisition, Vifor2k. Vifor2k is a New York based
  software development company that specializes in end-user
  applications.  Vifor2k recently developed a new suite of
  desktop applications aimed at the corporate desktop
  market.  Advanced PC users will now have an array of
  utilities and programs that will allow them to more
  easily send and receive email, chat, transfer files, and
  perform other functions.
  <P>
  No meaningful comparison can be made between 1998 and
  1999 because of the sale of the United Marketing
  subsidiary and the entrance into a completely new
  business.
  <P>
  The Company's net loss for the period ended March 31,
  2000 was primarily due to start up costs permitting the
  Company to build its infrastructure.
  <P>
  Part II.   OTHER INFORMATION
  <P>
  Item   1.  Legal Proceedings
  <P>
  The Company is not involved in any legal proceedings.
  <P>
  Item 2. Changes in Securities. - None
  <P>
  Item  3.   Defaults Upon Senior Securities.  Not
  applicable.
  <P>
  Item  4.   Submission of Matters to a Vote of Security
  Holders.
  <P>
  On March 1, 2000 the shareholders of the Company approved
  the acquisition of 95% of the outstanding stock of
  BidInvite.com, Inc. for 100,000 shares of the Company's
  common stock.
  <P>
  Item  5.   Other information.  None.
  <P>
  Item  6.   Exhibits and reports on Form 8-K.  None.
  <P>
  Exhibit 27   Financial data schedule   electronic filing
  only.
  <P>
  SIGNATURES
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, thereunto duly authorized, on May 15, 2000.
  <P>
                                    UNICO, INC.
                                    -----------------
                                   (Registrant)
  <P>
  Date: May 15, 2000            s/s Jay R. Weppler
                                    -------------------
                                    Jay R. Weppler
                                    Chairman and President
  <P>