Form 10QSB
period 2000-06-30
UNICO INC
filed 2000-08-18
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                 Washington, D.C. 20549
                        FORM 10-QSB
  <P>
                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
           For the quarterly period ended June 30, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
                Commission File No. 0-15303
  <P>
                        UNICO, INC.
         (Name of Small Business Issuer in Its Charter)
  <P>

  Delaware                                   73-1215433
  (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)
  <P>

  <P>
  Harbor Park, 333 Ludlow Street, Stamford, CT     06902
  (Address of Principal Executive Offices)       (Zip Code)
  <P>
                       (203) 323-6299
        (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
             Yes     X        No
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16,2000, the Company had 10,853,192 shares of Common Stock outstanding, $0.01 par value.
  <P>
                         UNICO, INC.
                 Form 10-QSB Quarterly Report
              For the Period Ended June 30, 2000
  <P>

                                                                          Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
       Consolidated Statements of Financial Condition
       at June 30, 2000 and 1999 for Unico, Inc.
       and Subsidiary                                                      4
  <P>
       Consolidated Statement of Operations for
       the periods ended June 30, 2000 and 1999                            5
  <P>
       Consolidated Statement of Operations for
       the quarters ended June 30, 2000 and 1999                           6
  <P>
       Consolidated Statement of Stockholders' Equity
       (Deficiency) at June 30, 2000                                       7
  <P>
       Consolidated Statement of Cash Flows
       for the six ended June 30, 2000 and 1999                            8
  <P>
       Notes to Interim Consolidated Financial Statements                  10
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                             12
  <P>
  PART II - OTHER INFORMATION                                              13
  <P>
  Item 1. Legal Proceedings                                                15
  <P>
  Item 2. Changes in Securities                                            15
  <P>
  Item 3. Defaults Upon Senior Securities                                  15
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders              15
  <P>
  Item 5. Other Information                                                15
  <P>
  Item 6. Exhibits and Reports of Form 8-K                                 16
  <P>
  Signatures                                                               16

  ------------------------
  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying reviewed financial statements are
  presented in accordance with generally accepted
  accounting principles for interim financial information
  and the instructions to Form 10-QSB and item 310 under
  subpart A of Regulation S-B.  Accordingly, they do not
  include all of the information and footnotes required by
  generally accepted accounting principles for complete
  financial statements.  The accompanying statements should
  be read in conjunction with the audited financial
  statements for the years ended December 31, 1999 and
  1998.  In the opinion of management, all adjustments
  (consisting only of normal occurring accruals) considered
  necessary in order to make the financial statements not
  misleading, have been included.  Operating results for
  the three months and six months ended June 30, 2000 are
  not necessarily indicative of results that may be
  expected for the year ending December 31, 2000.  The
  financial statements are presented on the accrual basis.
  <P>
             INDEPENDENT AUDITOR'S REPORTS
  <P>
  Board of Directors and Stockholders
  Unico, inc. and Subsidiary
  <P>
  We have reviewed the accompanying consolidated balance
  sheet of Unico, Inc. and Subsidiaries, as of June 30,
  2000, and the related interim consolidated statements of
  operations, stockholders' equity and cash flows for the
  three and six months then ended and of cash flows for the
  six months then ended, in accordance with Statements on
  Standards for Accounting and Review Services issued by
  the American Institute of Certified Public Accountants.
  All information included in these financial statements is
  the representation of management.
  <P>
  A review consists principally of inquiries of Company
  personnel and analytical procedures applied to financial
  data.  It is substantially less in scope than an audit in
  accordance with generally accepted auditing standards,
  the objective of which is the expression of an opinion
  regarding the financial statements taken as a whole.
  Accordingly, we do not express an opinion.
  <P>
  Based on our review, we are not aware of any material
  modifications that should be made to the accompanying
  financial statements in order to be in conformity with
  generally accepted accounting principles.
  <P>
  The consolidated financial statements for the year ended
  December 31, 1999 were audited by us and we expressed an
  unqualified opinion on them, with reference to a going
  concern, in our report dated March 30, 2000.  The
  consolidated financial statements for the periods ended
  June 30, 1999 were compiled by us, accordingly, we
  express no assurance on them.
  <P>
  /s/ Sellers & Associates, P.C.
  --------------------------------
  Sellers & Associates, P.C.
  August 17, 2000
  Ogden, Utah
  <P>
              UNICO, INC. AND SUBSIDIARY
  <P>
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             June 30,     December 31,
                                             2000          1999
  ASSETS
  <P>
  CURRENT ASSETS
    Cash and cash equivalents                  $    386      $  4,910
  <P>
    Accounts and notes receivable                  -
  <P>
    Capital receivable                             -           35,000
                                             ---------------------------
      Total current assets                          386        39,910
  <P>
  FIXED ASSETS
  <P>
   Computer equipment                            72,667             0
                                             ----------------------------
      Total fixed assets                         72,667             0
  <P>
  OTHER ASSETS
  <P>
   Gas, oil and mineral lease                    40,000        40,000
                                             -----------------------------
  <P>
      Total other assets                         40,000        40,000
  <P>
  TOTAL ASSETS                               $  113,053      $ 79,910
                                             =============================
  <P>
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  <P>
  CURRENT LIABILITIES
  <P>
    Accounts payable                           $129,354      $43,381
  <P>
   Other short term debt                        173,468
  <P>
   Due to shareholder                           144,091      122,470
                                             ------------------------------
  <P>
      Total current liabilities                 446,913      165,851
                                              ----------------------------
      Total liabilities                         446,913      165,851
                                              ----------------------------
  LONG-TERM LIABILITIES
  <P>
  STOCKHOLDERS' EQUITY (DEFICIENCY)
  <P>
      Common stock
       $.01 par value, 20,000,000 shares authorized,
       5,929,185, and 8,750,996 outstanding at
       December 31, 1999,
       and June 30, 2000, respectively           87,510      59,292
  Additional paid-in capital                  7,119,526   6,834,525
  Retained earnings                          (7,540,896) (6,979,758)
                                            ------------------------------
  <P>
  Total stockholders' equity (deficiency)      (333,860)    (85,941)
  <P>
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIENCY)                               $ 113,053     $79,910
                                            ===============================

  <P>
                        UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIODS ENDED JUNE 30, 2000
                          AND JUNE 30, 1999

                                                   2000          1999
                                                   ----          ----
  REVENUE
  Other                                            $    -        $   -
                                                   -------       ------
  Total revenue                                         -            -
                                                   -------       ------
  EXPENSES
  General and administrative                      561,138       145,503
                                                   -------      --------
  Total expenses                                  561,138       145,503
                                                   -------      --------
  INCOME (LOSS) BEFORE INCOME TAXES              (561,138)     (145,503)
  <P>
  INCOME TAX PROVISION                                  -             -
                                                  --------      --------
  <P>
  NET INCOME (LOSS)                         $    (561,138)    $(145,503)
  <P>
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares outstanding
   Basic common shares                          7,273,846     2,787,640
   Assuming dilution for unexercised options    7,273,846     2,787,640
  (Loss) from continuing operations                $(0.08)       $ (.05)
  <P>
  NET EARNINGS (LOSS) PER SHARE               $     (0.08)  $      (.05)

  <P>
                       UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE QUARTERS ENDED JUNE 30, 2000
                          AND JUNE 30, 1999

                                                   2000          1999
                                                   ----          ----
  REVENUE
  Other                                            $    -        $   -
                                                   -------       ------
  Total revenue                                         -            -
                                                   -------       ------
  EXPENSES
  General and administrative                      527,545        89,470
                                                   -------      --------
  Total expenses                                  527,545        89,470
                                                   -------      --------
  INCOME (LOSS) BEFORE INCOME TAXES              (527,545)     ( 89,470)
  <P>
  INCOME TAX PROVISION                                  -             -
                                                  --------      --------
  <P>
  NET INCOME (LOSS)                         $    (527,545)    $( 89,470)
  <P>
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares outstanding
   Basic common shares                          7,273,846     3,688,004
   Assuming dilution for unexercised options    7,273,846     3,688,004
  (Loss) from continuing operations                $(0.07)       $ (.02)
  <P>
  NET EARNINGS (LOSS) PER SHARE               $     (0.07)  $      (.02)

  <P>
                          UNICO, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          AT JUNE 30, 2000

                                                 Excess    Stock              Shares of
                         Retained     Capital    Over      Dividend   Total   Common
                         Earnings     At Par     Par       Declared   Equity  Stock
                         ---------------------------------------------------------------
  <P>
  As of
   December 31, 1998    ($6,768,187)  $18,773 $7,921,443   $172,665 $1,344,694  1,877,272
  <P>
  Correction # shares
   outstanding                          1,686     (1,686)                         168,600
  <P>
  Stock issued for services             1,333     11,167                12,500    133,313
  <P>
  Dividend paid                                            (172,665)  (172,665)
  <P>
  Off-set of amount due to
   subsidiary sale                            (1,106,399)           -1,106,399
  <P>
  Stock issued in connection
   with Silver Valley                   2,500      2,500                 5,000    250,000
  <P>
  Contributions to capital             35,000      7,500                42,500  3,500,000
  <P>
  Net Income-              (211,571)                                  -211,571
  <P>
  As of
   December 31, 1999    ($6,979,758)  $59,292 $6,834,525         $0   ($85,941) 5,929,185
                        -----------------------------------------------------------------
  <P>
  Acquisition of BidInvite              1,000     (1,000)                         100,000
  <P>
  Net Income                (33,953)                                   (33,953)
  <P>
  As of
   March 31, 2000        (7,013,711)  $60,292 $6,833,525         $0  ($119,894) 6,029,185
                        -----------------------------------------------------------------
  Proceeds of Offering                            25,000                25,000
  <P>
  Stock Issued for Services            27,218    261,001               288,219  2,721,811
  <P>
  Net Income for Period    (527,185)                                  (393,627)
  <P>
  As of June 30, 2000    (7,540,896)   87,510 $7,119,526         $0   (333,860) 8,750,996
                        -----------------------------------------------------------------

  <P>
                             UNICO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                          JUNE 30, 2000 AND JUNE 30, 1999

                                                           2000          1999
                                                          -------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(561,138)  $ ( 149,434)
  <P>
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  <P>

   Accounts receivable                                                    350,354
   Stock Options for services rendered
   Stock issued for services rendered                                       7,500
  <P>
   Receivable from shareholder                              35,000
   Receivable from NexGen                                                 834,665
  <P>
   Accounts payable                                        134,771       (544,707)
  <P>
   Due to shareholder                                         -
   Prepaid expenses                                                       145,943
   Depreciation and amortization                                           98,404
   Deferred rent and revenue                                             (477,376)
   Deposits                                                                 8,105
   Accrued expense                                           42,200          -
                                                           -----------------------
  Net cash provided by (used) by operating
   activities                                              (349,167)      273,454
  <P>
  CASH FLOWS PROVIDED BY (USED) BY
   INVESTING ACTIVITIES
  <P>
   Purchase of computer equipment                           (72,666)          -
   Sale of Property                                                     1,734,098
                                                           -----------------------
  <P>
     Net cash provided (used) by Investing
      Activities                                            (72,666)    1,734,098
  <P>
  CASH FLOW FROM FINANCING ACTIVITIES
  <P>
   Loan from shareholder                                    104,092
   Proceeds from sale of stock and additional capital       313,217
   Proceeds from note payable                                -           (677,726)
   Cash Dividend                                                          172,665
   Loss on sale of subsidiary                                          (1,112,565)
   Acquisition of SVE                                                     150,000
                                                           -----------------------
       Net cash provided (used) by
        financing activities                                417,309    (2,112,956)
                                                           -----------------------
  <P>
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (4,524)     (105,404)
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                     4,910       105,404
                                                          ------------------------
  <P>
  CASH AND CASH EQUIVALENTS, END OF PERIOD                $     386        $    0
                                                          ========================

  <P>
                  UNICO AND SUBSIDIARY
               NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2000
  <P>
  NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES
  <P>
  1.     Nature of operation
  -------------------------
  <P>
  In May 1998, the Company entered into an agreement to
  sell the common stock of its  wholly owned subsidiary,
  United Marketing Solutions, Inc. (UMSI) to Next
  Generation Media (NexGen).  Closing on this sale occurred
  on April 1, 1999, leaving Unico as a publicly traded
  shell company.
  <P>
  Under new management, the Company intends on becoming a
  diversified holding company focusing on multi media and
  high technology companies and is actively seeking private
  financing for that purpose.
  <P>
  2.     Basis of consolidation
  ----------------------------
  <P>
  The consolidated financial statements include the
  accounts of the Company, UMSI, until sold, and its two
  wholly owned subsidiaries, Silver Valley Energy, Inc.
  (SVE) and BidInvite.com, Inc. (BidInvite). All material
  inter-company transactions have been eliminated.
  3.     Acquisition
  -----------------
  <P>
  During May 1999 the Company acquired all of the common
  stock of SVE for $35,000 in cash and 120,000 shares of
  common stock.  SVE owns oil, gas, and mineral lease
  rights on approximately 1,200 acres of land located in
  Texas.  SVE is inactive and is not developing these
  rights.  The subsidiary has not had any operations since
  inception.
  <P>
  Effective March 1, 2000, the Company acquired all the
  issued and outstanding stock of BidInvite.
  <P>
  4.     Property
  ----------------
  <P>
  Property is recorded at cost and is depreciated over its
  estimated useful life.
  5.     Cash and cash equivalents
  ---------------------------------
  <P>
  The statement of cash flows is presented on a basis of
  cash available.
  <P>
  6.    Income taxes
  ------------------
  <P>
  The Company files a consolidated federal tax return.
  <P>
  7.     Impairment of long-lived assets
  ---------------------------------------
  <P>
  The Company policy is to periodically evaluate the
  economic recoverability of all of its long-lived assets.
  In accordance with that policy, when the Company
  determines that an asset has become impaired, it
  recognizes the loss on the basis of the discounted cash
  flows from that asset.
  <P>
  8.      Earnings (loss) per share
  ---------------------------------
  <P>
  Basic earnings (loss) per share are computed by dividing
  the net income for the applicable period by the weighted
  average number of shares outstanding during the year.
  Diluted earnings (loss) per share are computed by taking
  into consideration stock options as if the stock was
  issued.
  <P>
  Note- 2     LEASES
  <P>
  The Company currently leases offices at 333 Ludlow
  Street, Stamford, Connecticut.
  <P>
  Note- 3      RELATED PARTY TRANSACTIONS AND THE LOSS ON
  SALE OF SUBSIDIARY
  <P>
  During 1998 and 1999, throughout the pendency of the NexGen acquisition of UMSI, monies were advanced by NexGen to the Company. All monies received in this sale during 1998 were reported in equity as paid in capital.
  In 1999, after all monies were actually received, the full amount previously recognized as paid in capital in 1998, or $ 1,106,399, was offset and the net difference of $ 6,166 is reported in 1999 as a loss in the statement of operations.
  <P>
  During 1998, the Company's President and certain other members of the Board of Directors resigned and became stockholders of NexGen, having exchanged their interests in the Company for NexGen's common stock. New management was appointed by the new majority stockholders.
  <P>
  NOTE 4- INCOME TAXES
  <P>
  The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, which requires an asset and liability approach to accounting for income taxes. The Company has not recorded a deferred tax asset because its realization is unknown and depends on future results of operations.
  <P>
  NOTE 5- COMMON STOCK
  <P>
  On  May 28, 1999, the Company acquired 100% of SVE for
  1,080,000 restricted shares of common stock.
  Subsequently, the purchase price was renegotiated providing for the return of the 1,080,000 shares, giving
  SVE a cash payment of $35,000 and 120,000 shares of common stock. The financial statements recognize only the amended agreement and sets aside the original agreement.
  <P>
  The Company also made a 1 for 3 reverse stock split immediately before acquiring SVE. This 1 for 3 reverse stock split has been recognized in these financial statements retroactive to December 31, 1999.
  <P>
  The stock transfer agent was changed in May of 1999. In the transition, an additional 168,587 shares of issued and outstanding stock came to light. Management has not been able to explain who owns these shares or for what purpose they were issued. Management has chosen to record these 168,587 shares as a reduction in paid in capital and an increase in common stock at par value.
  <P>
  NOTE 6- DISCONTINUED OPERATIONS OF SUBSIDIARY
  <P>
  During 1998, the Company entered into an agreement to sell its principal operating subsidiary UMSI, formerly
  United Coupon Corporation. Accordingly, the results of operations for 1999 are presented showing the results of continuing operations and discontinued operations net of taxes. UMSI was fully disposed of on April 1, 1999. The
  Company, after this transaction, had no assets or liabilities.
  <P>
  NOTE 6- DISCONTINUED OPERATIONS OF SUBSIDIARY
  <P>

                                                           As Of
                                                     December 31, 1999
                                                     ------------------
  <P>
  Revenue
       Printing, design, and advertising sales          $  1,902,906
       Other                                                  62,383
                                                     ------------------
       Total Revenue                                       1,965,289
                                                     ==================
  Expenses
         Direct cost of sales                              1,495,041
         General and administrative                          474,159
                                                     ------------------
             Total expenses                                1,969,200
                                                     ==================
  <P>
         Net income (loss) before
         Tax provision                                        (3,931)
  <P>
         Income tax provision                                   -
  <P>
  Income (loss) from operations                         $     (3,931)
                                                      =================

  <P>
  NOTE 7- PRECISION COMMUNICATION CONSULTANTS, LTD -
  ACQUISITION
  <P>
  On December 28, 1999 the Company entered into a share
  exchange agreement with Precision Communication
  Consultants, Ltd. (Communication).  In that agreement the
  Company was to acquire all of the interests in
  Communication in exchange for warrants to acquire 500,000
  shares of stock at varying prices and 416,470 shares of
  common stock.  The Company plans to cancel all of the
  common stock issued in the transaction and will not honor
  the warrants when they are presented for exercise.  The
  Company believes that it was induced to enter into the
  transactions based on several financial
  misrepresentations by Communication.  Management does not
  know of any litigation with respect to its decisions at
  present.
  <P>
  NOTE 8- BIDINVITE.COM, INC. ACQUISITION
  <P>
  On March 1, 2000, the Company acquired 100% of the
  outstanding common stock of BidInvite.com, Inc. for
  100,000 shares of its common stock.  Management has
  accounted for the transaction as a "pooling of
  interests."
  <P>
  NOTE 9- STOCK OPTIONS
  <P>
  Effective September 30, 1999 the Company adopted an
  omnibus stock option plan.  The plan provides for
  2,000,000 shares as either Incentive Stock Options or
  Employee Stock Options.  As of December 31, 1999, 359,450
  options have been granted to Directors and key employees.
  The exercise price is $.01 per share.  These options were
  exercised on April 2, 2000.  In addition, on June 15,
  2000, 260,000 of additional options were granted to
  employees and directors of the Company along with
  1,084,511 shares given to various consultants for
  services rendered. In April, 2000, the Officers and
  Directors of the Company exercised their stock options
  for the acquisition of 350,000 shares.  Also in April,
  2000, 845,000 shares were given to Benny Blom, the
  principal of Nateko, SA, the Company's strategic software
  development partner.
  <P>
  Note 10- GOING CONCRN
  <P>
  The Company disposed of all assets and its liabilities of
  the Company.  This was done in connection with the sale
  of its only subsidiary at the time, United Marketing
  Solutions, Inc.(UMSI).  This sale finalized April 1,
  1999.  The Company was then a publicly held shell
  corporation.  Anticipating this, new management was
  searching for other business activities.
  <P>
  The first acquisition, Silver Valley Energy, Inc. (SVE)
  took effect May, 1999   refer to Note 5.  The second
  acquisition, Precision Communication Consultants Ltd.
  (Communications), took place effective December, 1999.
  This second acquisition most likely will be undone
  refer to Note 7.  Since December 1999, the Company
  completed it third acquisition, BidInvite.com, Inc.
  refer to Note 8.
  <P>
  Despite all of the acquisitions and related efforts, the
  only funds raised to date are those of the majority
  shareholder in the form of loans and capital
  contributions to the Company.  Unless additional funds
  are obtained from other sources, or the Company has
  positive cash flow from its operations, the Company could
  jeopardize its ability to continue as a going concern.
  Presently, the majority shareholder plans to continue
  funding the operations of the Company, anticipating other
  sources will come about in the near future.
  <P>
  NOTE 11-SUBSEQUENT EVENTS   RELATED PARTY TRANSACTION
  <P>
  On July 1, 2000, the Company acquired all of the
  outstanding stock of Independent News, Inc.  Independent
  News is a freely distributed newspaper in New Jersey.
  The Company acquired the stock by assuming $60,000 in
  debt, issuing $200,000 of its own debt, and 1,200,000
  shares of restricted common stock to Nathan International
  Ltd., a party that is a major shareholder in Unico, Inc.
  <P>
  Item 2.    Management's Discussion and Analysis of
  Financial Conditions and Results of Operations.
  <P>
  Management's Discussion and Analysis
  <P>
  Certain matters discussed herein are forward-looking
  statements intended to qualify for the safe harbors from
  liabilities established by the Private Litigation Reform
  Act of 1995.  These forward-looking statements can
  generally be identified as such because the context will
  include words such as the Company "believes," "plans,"
  "intends," "anticipates," "expects," or words of similar
  import.  Similarly, words that describe the Company's
  future plans, objectives, estimates, goals, are also
  forward-looking statements.
  <P>
  Such statements address future events and conditions
  concerning capital expenditures, earnings, litigation,
  capital resources and accounting matters.  Actual results
  may vary materially from those currently anticipated in
  such statements by reason of factors such as future
  economic conditions, including changes in customer
  demands, and changes in legislative or regulatory
  environments.
  <P>
  On April 1, 1999, the Company sold its only asset, the
  stock of its operating subsidiary United Marketing to
  NextGen, Inc.  This sale was agreed to in May of 1998 and
  Unico received $1,106,000.  The Company declared a stock
  dividend of $172,000 in December 1998 to be paid in 1999.
  The subsidiary was in the franchising of cooperative
  direct mail advertising distributorship businesses.  The
  results of operations of United Marketing are included in
  the statement of operation for the period January 1, 1999
  through April 1, 1999.
  <P>
  As a result of the above-described transaction, Unico,
  Inc. became a publicly traded "shell" company.  The
  Company, immediately after the sale of United Marketing,
  had no assets and no liabilities.  The Company was funded
  by two new shareholders, Nathan International and TC
  Equities, selected a new Board of Directors and
  management team, and changed its "mission."
  <P>
  In May of 1999, the Company purchased an interest in an
  oil and gas lease covering approximately 1,200 acres of
  land in Texas.  This oil and gas lease will be disposed
  of in 2000.
  <P>
  Unico intends to become a diversified holding company
  focused on the incubation, acquisition and financing of
  young, development stage high technology multi-media
  companies.  Unico's mission is to focus on early stage
  companies where Unico can add significant value through
  its network of relationships, and the Company's
  experience in building distribution, technology,
  developing brands and financing.
  <P>
  The Company believes that its primary strengths are its
  ability to acquire attractive development stage high
  technology companies on favorable terms, to provide the
  necessary funding and guidance, enabling these companies
  to implement their business plans.
  <P>
  Unico serves as an incubator to these companies,
  completing its first acquisition, BidInvite.com, Inc., on
  March 1, 2000 and Independent News on July 1, 2000.
  <P>
  Independent News is a freely distributed newspaper in New
  Jersey with 110,000 circulation and approximately 2.5
  million in gross revenues. Working with Independent News
  and its South American software developer, the Company
  intends to expand the use of the Internet in an industry
  that is far behind in using the Internet to its fullest
  capabilities to increase advertising revenue.
  <P>
  BidInvite.com, Inc. intends to revolutionize the way the
  construction industry exchanges information concerning
  construction jobs up for bid and the resulting
  contractor's bid.
  <P>
  On April 3, 2000, the Company completed it second
  acquisition, Vifor2k. Vifor2k is a New York based
  software development company that specializes in end-user
  applications.  Vifor2k recently developed a new suite of
  desktop applications aimed at the corporate desktop
  market.  Advanced PC users will now have an array of
  utilities and programs that will allow them to more
  easily send and receive email, chat, transfer files, and
  perform other functions.
  <P>
  No meaningful comparison can be made between 1998 and
  1999 because of the sale of the United Marketing
  subsidiary and the entrance into a completely new
  business.
  <P>
  The Company's net loss for the period ended June 30, 2000
  was primarily due to start up costs permitting the
  Company to build its infrastructure.
  <P>
               Part II.   OTHER INFORMATION
  <P>
  Item   1.  Legal Proceedings
  <P>
  The Company had a default judgment entered against it in
  the case of Southwin Financial, Ltd. v. Unico, Inc., et
  al. in the 104th District Court in and for Taylor County,
  Texas, Case No. 22,208-B.  The default judgment is in the
  amount of $960,000 plus attorney's fees of $1,500, court
  costs and post-judgment interest from the date of
  judgment at the rate of 10% per annum.  This lawsuit is
  in connection with its acquisition of Silver Valley
  Energy.
  <P>
  Item  2.   Change of Securities
  <P>
  The following information sets forth certain information
  as of June 30, 2000, for all securities the Company sold
  since March 31, 2000, without registration under the Act,
  excluding any information "previously reported as defined
  in Rule 12b-2 of the Securities Exchange Act of 1934."
  There were no underwriters in any of these transactions,
  nor were any sales commissions paid thereon.
  On April 24, 2000, the Company issued 25,000 shares to
  Vision Corporate for consulting services rendered to the
  Company.  Such shares were issued in reliance on the
  exemption under Section 4(2) of the Securities Act of
  1933, as amended (the "Act") and are restricted in
  accordance with Rule 144 of the Securities Act of 1933.
  <P>
  On May 19, 2000, the Company issued 50,000 shares to
  David Venables in consideration for agreeing to become
  Chief Executive Officer of BidInvite.com, Inc.
  Such shares were issued in reliance on the exemption
  under Section 4(2) of the Securities Act of 1933, as
  amended (the "Act") and are restricted in accordance with
  Rule 144 of the Securities Act of 1933.
  <P>
  On May 19, 2000, the Company issued 25,000 shares to
  Richard S. Hyland in consideration for acting as
  Executive Vice President of the Company.  Such shares
  were issued in reliance on the exemption under Section
  4(2) of the Securities Act of 1933, as amended (the
  "Act") and are restricted in accordance with Rule 144 of
  the Securities Act of 1933.
  <P>
  On June 21, 2000, the Company issued 37,500 shares to
  Joel Sens for consulting services rendered to the
  Company in the acquisition of Independent News, Inc.
  Such shares were issued in reliance on the exemption
  under Section 4(2) of the Securities Act of 1933, as
  amended (the "Act") and are restricted in accordance with
  Rule 144 of the Securities Act of 1933.
  <P>
  The Company filed three S-8 Registration Statements on
  the following dates during the second quarter of 2000 and
  issued shares of its common stock as follows: (1) On
  April 15, 2000, the Company issued the 1,264,800 shares
  under an S-8 Registration Statement; (2) On June 15,
  2000, the Company issued 260,000 shares under an S-8
  Registration Statement; (3) On June 15, 2000, the Company
  issued 1,059,511 shares(the S-8 Registration Statement
  was for 1,084,511 shares) under an S-8 Registration
  Statement.
  <P>
  Item  3.   Defaults Upon Senior Securities.  Not
  applicable.
  <P>
  Item  4.   Submission of Matters to a Vote of Security
  Holders.  None.
  <P>
  Item  5.   Other information.  None.
  <P>
  Item  6.   Exhibits and reports on Form 8-K.  None.
  <P>
  Exhibit 27   Financial data schedule   electronic filing
  only.
  <P>
                        Signatures
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned , thereunto duly authorized, on August 18,
  2000
  <P>
                                    UNICO, INC.
                                    -----------------
                                   (Registrant)
  <P>
  Date: August 18, 2000           /s/ Ronald Stoeppelwerth
                                    -------------------
                                    Ronald Stoeppelwerth
                                    Chief Financial Officer
  <P>