Form 10QSB/A
period 2000-06-30
UNICO INC
filed 2000-08-25
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
  <P>
               AMENDMENT NO. 1 TO FORM 10-QSB
  <P>
                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
           For the quarterly period ended June 30, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
                Commission File No. 0-15303
  <P>
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
                        -----------------------------------------------------------------

  <P>
                             UNICO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                          JUNE 30, 2000 AND JUNE 30, 1999

                                                           2000          1999
                                                          -------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(561,138)  $ ( 149,434)
  <P>
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  <P>
   Stock for services                                       313,217
   Accounts receivable                                                    350,354
   Stock Options for services rendered
   Stock issued for services rendered                                       7,500
  <P>
   Receivable from shareholder                              35,000
   Receivable from NexGen                                                 834,665
  <P>
   Accounts payable                                        134,771       (544,707)
  <P>
   Due to shareholder                                         -
   Prepaid expenses                                                       145,943
   Depreciation and amortization                                           98,404
   Deferred rent and revenue                                             (477,376)
   Deposits                                                                 8,105
   Accrued expense                                           42,200          -
                                                           ------------------------
  Net cash provided by (used) by operating
   activities                                               (35,950)      273,454
                                                           ------------------------

  <P>
  CASH FLOWS PROVIDED BY (USED) BY
   INVESTING ACTIVITIES
  <P>
   Purchase of computer equipment                           (72,666)          -
   Sale of Property                                                     1,734,098
                                                           -----------------------
  <P>
     Net cash provided (used) by Investing
      Activities                                            (72,666)    1,734,098
                                                           -----------------------
  CASH FLOW FROM FINANCING ACTIVITIES
  <P>
   Loan from shareholder                                    104,092
   Proceeds from note payable                                -           (677,726)
   Cash Dividend                                                         (172,665)
   Loss on sale of subsidiary                                          (1,112,565)
   Acquisition of SVE                                                    (150,000)
                                                           -----------------------
       Net cash provided (used) by
        financing activities                                104,092    (2,112,956)
                                                           -----------------------
  <P>
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (4,524)     (105,404)
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                     4,910       105,404
                                                          ------------------------
  <P>
  CASH AND CASH EQUIVALENTS, END OF PERIOD                $     386        $    0
                                                          ========================
  Non Cash Items:
   Stock for services                                     $ 313,217        $   -
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
  Holders.  None.
  <P>
  Item  5.   Other information.  None.
  <P>
  Item  6.   Exhibits and reports on Form 8-K.  None.
  <P>
  Exhibit 27   Financial data schedule   electronic filing
  only. Filed with original filing on August 18, 2000.
  <P>
                        Signatures
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned , thereunto duly authorized, on August 18,
  2000
  <P>
                                    UNICO, INC.
                                    -----------------
                                   (Registrant)
  <P>
  Date: August 24, 2000          /s/ Ronald Stoeppelwerth
                                    -------------------
                                    Ronald Stoeppelwerth
                                    Chief Financial Officer
  <P>