Form 10QSB
period 2000-09-30
UNICO INC
filed 2000-11-20
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                  Washington, D.C. 20549
                       FORM 10-QSB
  <P>
                         (Mark One)
  [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
     For the quarterly period ended September 30, 2000
  <P>
  []       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from         to
  <P>
               Commission file no.  0-15303
  <P>
                        UNICO, INC.
       (Name Of Small Business Issuer In Its Charter)
  <P>

        Delaware                                        73-1215433
  (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation)                                      Identification No.)

  <P>
  24 Lakeside Avenue, Pompton Lakes, NJ             07442
  (Address of Principal Executive Offices)      (Zip Code)
  <P>
                      (973) 839-7200
      (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issue:  (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                     Yes         No   X
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 21, 2000, the company had 13,153,192 shares of common stock outstanding, $0.01 par value.
  <P>
                         UNICO, INC.
                        Form 10-QSB
                      Quarterly Report
           For The Period Ended September  30, 2000
  <P>

                                                                         Page
  Part     I  -  FINANCIAL INFORMATION
  <P>
  Item     1.     Financial Statements
  <P>
  Unaudited Consolidated Statement of Financial Condition
  At September  30, 2000 and December 31 1999 For Unico, Inc.
  and Subsidiaries                                                        4
  <P>
  Unaudited Consolidated Statement of Operations for the Nine
  Months Ended September 30, 2000 and 1999 for Unico, Inc.
  and Subsidiaries                                                        5
  <P>
  Unaudited Consolidated Statement of Operations for the Quarters
  Ended September 30, 2000 and 1999                                       6
  <P>
  Unaudited Statement of Cash Flows for the Nine months ended
  September 30, 2000 and 1999 for Unico, Inc. and Subsidiaries            7
  <P>
  Unaudited Statement of Stockholders' Equity (Deficiency) at
  September 30, 2000 for Unico, Inc. and Subsidiaries                     7
  <P>
  Notes to Interim Consolidated Financial Statements                      8
  <P>
  Item 2.  Managements Discussion and Analysis of Financial
           Condition and Results of Operations                           12
  <P>
  Part     II  -  OTHER INFORMATION
  <P>
  Item     1.     Legal Proceedings                                      15
  <P>
  Item     2.     Changes in Securities                                  15
  <P>
  Item     3.     Defaults Upon Senior Securities                        15
  <P>
  Item     4.     Submission of Matters to a Vote of Security Holders    15
  <P>
  Item     5.     Other Information                                      15
  <P>
  Item     6.     Exhibits and Reports on Form 8-K                       16
  <P>
  Signatures                                                             16
  <P>

  <P>
  PART     1 - FINANCIAL INFORMATION
  <P>
  Item     1.     Financial Statements
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and December 31, 1998. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included.
  Operating results for the quarter ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ended December 31, 2000. The financial statements are presented on the accrual basis.
  <P>
               UNICO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                AS OF SEPTEMBER 30, 2000
  <P>

                                          September 30   December 31,
                                             2000          1999
  ASSETS
  <P>
  CURRENT ASSETS
    Cash and cash equivalents             $       7,856      $  4,910
  <P>
    Accounts and notes receivable, net          199,907
  <P>
    Capital receivable                                0        35,000
                                             ---------------------------
      Total current assets                      207,763        39,910
  <P>
  FIXED ASSETS
  <P>
   Computer equipment                           183,892             0
                                             ----------------------------
      Total fixed assets, net                   183,892             0
  <P>
  OTHER ASSETS
  <P>
   Goodwill                                   1,045,172
   Gas, oil and mineral lease                    40,000        40,000
                                             -----------------------------
  <P>
      Total other assets                      1,085,172        40,000
  <P>
  TOTAL ASSETS                              $ 1,476,827      $ 79,910
                                             =============================
  <P>
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  <P>
  CURRENT LIABILITIES
  <P>
    Accounts payable                        $   270,115      $ 43,381
  <P>
   Other short term debt                        238,970
  <P>
   Due to shareholders                          261,076       122,470
  <P>
   Due on Independent News Acquisition          200,000             0
                                             ------------------------------
  <P>
      Total current liabilities                 970,161       165,851
                                              ----------------------------
      Total liabilities                         970,161       165,851
                                              ----------------------------
  LONG-TERM LIABILITIES
  <P>
  STOCKHOLDERS' EQUITY (DEFICIENCY)
  <P>
      Common stock
       $.01 par value, 20,000,000 shares authorized,
       11,950,996, and 5,929,185 outstanding at
       September 30, 2000,
       and December 31, 1999, respectively      119,502        59,292
  Additional paid-in capital                  7,835,916     6,834,525
  Retained earnings                          (7,448,752)   (6,979,758)
                                            ------------------------------
  <P>
  Total stockholders' equity (deficiency)       506,666       (85,941)
  <P>
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIENCY)                             $ 1,476,827       $79,910
                                            ===============================

  <P>
                        UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                          AND SEPTEMBER 30, 1999

                                                   2000          1999
                                                   ----          ----
  REVENUE
  Advertising revenue                            $ 538,000
  Other                                          $  31,568      $      0
                                                   -------       --------
  Total revenue                                    569,568             0
                                                   -------       --------
  <P>
  EXPENSES
  Cost of sales                                    157,697             0
  General and administrative                       922,481       145,503
                                                   -------      --------
  Total expenses                                 1,080,178       145,503
                                                   -------      --------
  INCOME (LOSS) BEFORE INCOME TAXES               (510,610)     (145,503)
  <P>
  INCOME TAX PROVISION                                -             -
                                                  --------      --------
  <P>
  NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                        $    (510,610)    $(145,503)
  <P>
  EXTRAORDINARY ITEMS:
  Cancellation of debt                             245,000             0
  Gain on the sale of subsidiary                         0             0
                                                  ---------     ----------
  NET INCOME (LOSS)                          $    (265,610)    $(145,503)
  <P>
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares outstanding
   Basic common shares                           8,777,667     2,787,640
   Assuming dilution for unexercised options     8,777,667     2,787,640
  (Loss) from continuing operations                 $(0.06)       $(0.05)
  Extraordinary items                                (0.03)
  <P>
  NET EARNINGS (LOSS) PER SHARE               $      (0.03)  $     (0.05)

  <P>
                       UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE QUARTERS ENDED SEPTEMBER 30, 2000
                         AND SEPTEMBER 30, 1999

                                                   2000          1999
                                                   ----          ----
  REVENUE
  Advertising                                  $   538,000      $       0
  Other                                        $    31,568      $       0
                                                   -------       ---------
  Total revenue                                    569,568              0
                                                   -------       ---------
  EXPENSES
  Cost of sales                                    157,697              0
  General and administrative                       361,342              0
                                                   -------      -----------
  Total expenses                                   519,039              0
                                                   -------      -----------
  INCOME (LOSS) BEFORE INCOME TAXES                 50,529              0
  <P>
  INCOME TAX PROVISION                                -                 -
                                                  --------      -----------
  <P>
  NET INCOME (LOSS) BEFORE EXTRAORDINARY     $      50,529      $       0
  <P>
  EXTRAORDINARY ITEMS
  Cancellation of debt                             245,000              -
  Gain (loss) on sale of subsidiary                   -                 -
                                                  --------      -----------
  NET INCOME                                 $     295,592
  <P>
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares outstanding
   Basic common shares                          8,777,667       6,703,371
   Assuming dilution for unexercised options    8,777,667       6,703,371
  (Loss) from continuing operations                $ 0.01       $   (0.00)
   Extraordinary Items                             $ 0.03
  <P>
  NET EARNINGS (LOSS) PER SHARE               $     (0.04)  $       (0.00)

                             UNICO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                                           2000          1999
                                                          -------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(265,611)  $ ( 149,434)
  <P>
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  <P>
   Proceeds of bank loans                                    70,000
   Accounts receivable                                        4,595       315,354
   Stock Options for services rendered
   Stock issued for services rendered                                       7,500
  <P>
   Receivable from shareholder                              35,000
   Receivable from NexGen                                                 834,665
  <P>
   Accounts payable                                        126,609       (694,707)
  <P>
   Prepaid expenses                                                       145,943
   Depreciation and amortization                                           98,404
   Deferred rent and revenue                                             (477,376)
   Deposits                                                               (26,895)
   Accrued expense                                           57,700             0
                                                           ------------------------
  Net cash provided by (used) by operating
   activities                                                28,293        53,454
                                                           ------------------------
  <P>
  CASH FLOWS PROVIDED BY (USED) BY
   INVESTING ACTIVITIES
  <P>
   Investment in Independent News                        (1,060,000)
  <P>
   Goodwill                                                (986,681)
   Purchase of computer equipment                           (74,637)          -
   Sale of Property                                               0     1,734,098
                                                           -----------------------
  <P>
     Net cash provided (used) by Investing
      Activities                                         (2,121,318)    1,734,098
                                                           -----------------------
  CASH FLOW FROM FINANCING ACTIVITIES
  <P>
   Loan from shareholder                                    112,842
   Retained earnings                                       (133,558)
   Capital stock                                             36,218
  <P>
   Proceeds from sale of Stock and additional capital     2,068,682
   Proceeds from note payable                               200,000        40,000
   Payment of note payable                                 (215,732)     (677,726)
   Capital receivable                                                      35,000
   Cash Dividend                                                         (172,665)
   Loss on sale of subsidiary                                          (1,112,565)
   Acquisition of SVE                                             0        35,000
                                                           -----------------------
       Net cash provided (used) by
        financing activities                              2,068,452    (1,852,956)
                                                           -----------------------
  <P>
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (24,573)      (65,404)
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                    32,429       105,404
                                                          ------------------------
  <P>
  CASH AND CASH EQUIVALENTS, END OF PERIOD                $     386      $ 40,000
                                                          ========================

  <P>
                          UNICO, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          AT JUNE 30, 2000

                                                 Excess    Stock              Shares of
                         Retained     Capital    Over      Dividend   Total   Common
                         Earnings     At Par     Par       Declared   Equity  Stock
                         ---------------------------------------------------------------
  <P>
  As of
   December 31, 1998    ($6,768,187)  $18,773 $7,921,443   $172,665 $1,344,694  1,877,272
  <P>
  Correction # shares
   outstanding                          1,686     (1,686)                         168,600
  <P>
  Stock issued for services             1,333     11,167                12,500    133,313
  <P>
  Dividend paid                                            (172,665)  (172,665)
  <P>
  Off-set of amount due to
   subsidiary sale                            (1,106,399)           -1,106,399
  <P>
  Stock issued in connection
   with Silver Valley                   2,500      2,500                 5,000    250,000
  <P>
  Contributions to capital             35,000      7,500                42,500  3,500,000
  <P>
  Net Income-              (211,571)                                  -211,571
  <P>
  As of
   December 31, 1999    ($6,979,758)  $59,292 $6,834,525         $0   ($85,941) 5,929,185
                        -----------------------------------------------------------------
  <P>
  Acquisition of BidInvite              1,000     (1,000)                         100,000
  <P>
  Net Income                (33,953)                                   (33,953)
  <P>
  As of
   March 31, 2000        (7,013,711)  $60,292 $6,833,525         $0  ($119,894) 6,029,185
                        -----------------------------------------------------------------
  Proceeds of Offering                            25,000                25,000
  <P>
  Stock Issued for Services            27,218    261,001               288,219  2,721,811
  <P>
  Net Income for Period    (527,185)                                  (527,185)
  <P>
  As of June 30, 2000    (7,540,896)   87,510 $7,119,526         $0   (333,860) 8,750,996
                        -----------------------------------------------------------------
  Shares issued in
   acquisition                         31,991    768,009               800,000  3,200,000
  <P>
  Capital contribution                             5,000                 5,000
  <P>
  Net income                295,527                                    295,527
  <P>
  Prior retained earnings
   of acquired subsidiary  (203,384)                                  (203,384)
  <P>
  Paid in capital of
   acquired subsidiary                         1,008,381                        1,008,381
  <P>
  Investment in subsidiary
   eliminated in
   consolidation                              (1,060,000)           (1,060,000)
  <P>
  As of Sept. 30, 2000   (7,448,753) 119,601   7,835,916         $0    506,684 11,960,996
                        =================================================================

  <P>
                UNICO, INC. AND SUBSIDIARIES
             NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 2000
  <P>
  NOTE 1-  ORGANIZATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING  POLICIES
  <P>
  (A)     Nature of operation
  <P>
  In May 1998, the Company entered into an agreement to
  sell the common stock of its  wholly owned subsidiary,
  United Marketing Solutions, Inc. (UMSI) to Next
  Generation Media (NexGen).  Closing on this sale occurred
  on April 1, 1999, leaving Unico as a publicly traded
  shell company.
  <P>
  Under new management, the Company intends on becoming a
  diversified holding company focusing on multi media and
  high technology companies and is actively seeking private
  financing for that purpose.
  <P>
  (B)     Basis of consolidation
  <P>
  The consolidated financial statements include the
  accounts of the Company, UMSI, until sold, and its two
  wholly owned subsidiaries, Silver Valley Energy, Inc.
  (SVE), BidInvite, Inc. (BidInvite) until sold and The
  Independent News. All material inter-company transactions
  have been eliminated.
  <P>
  (C)     Acquisitions
  <P>
  During May 1999 the Company acquired all of the common
  stock of SVE for $35,000 in cash and 120,000 shares of
  common stock.  SVE owns oil, gas, and mineral lease
  rights on approximately 1,200 acres of land located in
  Texas.  SVE is inactive and is not developing these
  rights.  The subsidiary has not had any operations since
  inception.
  <P>
  Effective March 1, 2000, the Company acquired all the
  issued and outstanding stock of BidInvite, Inc, solely
  for the Company's common stock.  This acquisition is
  accounted for as a pooling of interests.  On July 1, 2000
  the Company acquired all the issued and outstanding stock
  of The Independent News, Inc. for 3,200,000 shares of the
  Company's common stock, the issuance of $200,000 of the
  Company's debt, and the assumption of a $60,000 note
  payable to a commercial bank.
  <P>
  (D)     Property
  <P>
  Property is recorded at cost and is depreciated over its
  estimated useful life.
  <P>
  (E)     Cash and cash equivalents
  <P>
  The statement of cash flows is presented on a basis of
  cash available.
  <P>
               UNICO, INC. AND SUBSIDIARIES
              NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1999
  <P>
  (F)     Income taxes
  <P>
  The Company files a consolidated federal tax return.
  <P>
  (G)     Impairment of long-lived assets
  <P>
  The company policy is to periodically evaluate the
  economic recoverability of all of its long-lived assets.
  In accordance with that policy, when the company
  determines that an asset has become impaired, it
  recognizes the loss on the basis of the discounted cash
  flows from that asset.
  <P>
  (H)     Earnings (loss) per share
  <P>
  Basic earnings (loss) per share are computed by dividing
  the net income for the applicable period by the weighted
  average number of shares outstanding during the year.
  Diluted earnings (loss) per share are computed by taking
  into consideration stock options as if the stock was
  issued.
  <P>
  Note- 2     LEASES
  <P>
  The company currently leases offices at 24 Lakeside
  Avenue, Pompton Lakes, NJ.
  <P>
  Note- 3      RELATED PARTY TRANSACTIONS AND THE LOSS ON
               SALE OF SUBSIDIARY
  <P>
  During 1998 and 1999, throughout the pendency of the NexGen acquisition of UMSI, monies were advanced by NexGen to the Company. All monies received in this sale during 1998 were reported in equity as paid in capital.
  <P>
  In 1999, after all monies were actually received, the full amount previously recognized as paid in capital in 1998, or $ 1,106,399, was offset and the net difference of $ 6,166 is reported in 1999 as a loss in the statement of operations.
  <P>
  During 1998, the Company's President and certain other members of the Board of Directors resigned and became stockholders of NexGen, having exchanged their interests in the Company for NexGen's common stock. New management was appointed by the new majority stockholders.
  <P>
  During 2000, the Company acquired all the issued and outstanding stock of The Independent News from NexGen. In connection with this transaction, preferred stock in NexGen that was held by a shareholder of the Company was cancelled. In consideration for this cancellation, 3,200,000 shares of the Company's stock were issued to the shareholder.
  <P>
               UNICO, INC. AND SUBSIDIARIES
              NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 2000
  <P>
  NOTE 4- INCOME TAXES
  <P>
  The company accounts for income taxes in accordance with Financial Accounting Standards No. 109, which requires and asset and liability approach to accounting for income taxes. The company has not recorded a deferred tax asset because its realization is unknown and depends on future results of operations
  <P>
  NOTE 5- COMMON STOCK
  <P>
  On  May 28, 1999, the Company acquired 100% of SVE for
  1,080,000 restricted shares of common stock.
  <P>
  Subsequently, the purchase price was renegotiated providing for the return of the 1,080,000 shares, giving
  SVE a cash payment of $35,000 and 120,000 shares of Common stock. The financial statements recognize only the amended agreement and sets aside the original agreement.
  <P>
  The Company also made a 1 for 3 reverse stock split immediately before acquiring SVE. This 1 for 3 reverse stock split has been recognized in these financial statements retroactive to December 31, 1999.
  <P>
  On July 1, 2000, the Company acquired all of the common stock of The Independent News, Inc. and, among other items, issued 3,200,000 shares of the Company's common stock.
  <P>
  The stock transfer agent was changed in May of 1999. In the transition, an additional 168,587 shares of issued and outstanding stock came to light. Management has not been able to explain who owns these shares or for what purpose they were issued. Management has chosen to record these 168,587 shares as a reduction in paid in capital and an increase in common stock at par value.
  <P>
  NOTE  6- DISCONTINUED OPERATIONS OF SUBSIDIARY
  <P>
  During 1998, the Company entered into an agreement to sell its principal operating subsidiary UMSI, formerly
  United Coupon Corporation. Accordingly, the results of operations for 1999 are presented showing the results of continuing operations and discontinued operations net of taxes. UMSI was fully disposed of on April 1, 1999. The
  Company, after this transaction had no assets or liabilities.
  <P>
               UNICO, INC AND SUBSIDIARIES
             NOTES TO THE  FINANCIAL STATEMENTS
                   September 30, 2000
  <P>
  NOTE 6- DISCONTINUED OPERATIONS OF SUBSIDIARY
  <P>

                                                    As Of
                                                December 31, 1999
                                                -----------------
  Revenue
       Printing, design, and advertising sales     $  1,902,906
       Other                                             62,383
                                                -----------------
               Total Revenue                          1,965,289
  <P>
  Expenses
         Direct cost of sales                         1,495,041
         General and administrative                     474,159
                                                -----------------
             Total expenses                           1,969,200
                                                -----------------
         Net income (loss) before
         Tax provision                                   (3,931)
  <P>
         Income tax provision                              -
  <P>
  Income (loss) from operations                    $     (3,931)

  <P>
                UNICO, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000
  <P>
  NOTE 7- PRECISION COMMUNICATION CONSULTANTS, LTD -
          ACQUISITION
  <P>
  On December 28, 1999 the Company entered into a share
  exchange agreement with Precision Communication
  Consultants LLC. (Communication).  In that agreement the
  Company was to acquire all of the interests in
  Communication in exchange for warrants to acquire 500,000
  shares of stock at varying prices and 416,470 shares of
  common stock.  The company plans to cancel all of the
  common stock issued in the transaction and will not honor
  the warrants when they are presented for exercise.  The
  Company believes that it was induced to enter into the
  transactions based on several financial
  misrepresentations by Communication.  Management does not
  know of any litigation with respect to its decisions at
  present.
  <P>
  NOTE 8- BIDINVITE.COM, INC. SALE
  <P>
  On September 15, 2000, the Company sold 95% of its
  interest in BidInvite for a $1,000,000 non interesting
  bearing note.  Under the terms of the note, payment of
  $500,000 is to be made if and when the new owners obtain
  $3,000,000 in financing for BidInvite.  Additionally,
  $500,000 will also be due when and if the new owners
  secure an additional $3,000,000 in funding.  Because of
  the contingent nature of the ultimate realization of any
  monies with respect to the note, the note has not been
  recognized in the Company's financial statements.
  <P>
  NOTE 9- STOCK OPTIONS
  <P>
  Effective September 30, 1999 the Company adopted an
  omnibus stock option plan.  The plan provides for
  2,000,000 shares as either Incentive Stock Options or
  Employee Stock Options.  As of December 31, 1999, 359,450
  options have been granted to Directors and key employees.
  The exercise price is $.01 per share.  These options were
  exercised on April 2, 2000.  In addition, on June 15,
  2000, 272,011 of additional options were granted to
  employees and directors of the company along with
  1,085,000 shares given to various consultants for
  services rendered. In April, 2000, the Officers and
  Directors of the Company exercised their stock options
  for the acquisition of 350,000 shares.  Also in April,
  2000, 845,000 shares were given to Nateko, SA, the
  Company's strategic software development partner.
  <P>
  Note 10- LITIGATION AND OTHER MATTERS
  <P>
  The Company has been sued in connection with its
  acquisition of Silver Valley Energy, Inc. and is in the
  process of negotiating a settlement, which is not
  expected to have a material effect on the Company's
  financial statements.  In addition, NexGen has claimed
  that Unico is in default with respect to the interest due
  on its $200,000 note payable to NexGen with respect to
  the Independent News Acquisition.  The Company believes
  that it is not in default on this note due to certain
  payments the Company made on behalf of NexGen to outside
  third parties to settle claims the outside third parties
  had against NexGen.  This matter is currently under
  negotiation and no lawsuit has been filed.
  <P>
  NOTE - 11 - INTERCOMPANY SALE
  <P>
  On September 30, 2000, The Independent News sold all of
  its assets and liabilities to a wholly owned subsidiary
  for a promissory note in the amount of $260,000, bearing
  interest at 12% per annum and payable semi-annually.  The
  note matures September 30, 2005.  This promissory note is
  secured by $260,000 worth of preferred stock in Unico.
  This intercompany transaction has been eliminated in
  consolidation.
  <P>
  Item 2.    Managements Discussion and Analysis of
  Financial Conditions and Results of Operations.
  <P>
            MANAGEMENT DISCUSSION AND ANALYSIS
  <P>
  Certain matters discussed herein are forward-looking
  statements intended to qualify for the safe harbors from
  liabilities established by the Private Litigation Reform
  Act of 1995.  These forward-looking statements can
  generally be identified as such because the context will
  include words such as the Company "believes," "plans,"
  "intends," "anticipates," "expects," or words of similar
  import.  Similarly, words that describe the Company's
  future plans, objectives, estimates, goals, are also
  forward-looking statements.
  <P>
  Such statements address future events and conditions
  concerning capital expenditures, earnings, litigation,
  capital resources and accounting matters.  Actual results
  may vary materially from those currently anticipated in
  such statements by reason of factors such as future
  economic conditions, including changes in customer
  demands, and changes in legislative or regulatory
  environments.
  <P>
  On April 1, 1999, the Company sold its only asset, the
  stock of its operating subsidiary United Marketing to
  NexGen, Inc.  This sale was agreed to in May of 1998 and
  Unico received $1,106,000.  The Company declared a stock
  dividend of $ 172,000 in December 1998 to be paid in
  1999.  The subsidiary was in the franchising of
  cooperative direct mail advertising distributorships
  business.  The results of operations of United Marketing
  are included in the statement of operation for the period
  January 1, 1999 through April 1, 1999.
  <P>
  As a result of the above-described transaction, Unico,
  Inc. became a publicly traded "shell" company.  The
  company, immediately after the sale of United Marketing,
  had no assets and no liabilities.  The company was funded
  by two new shareholders, Nathan International and TC
  Equities, selected a new Board of Directors and
  Management Team, and changed its "mission."
  <P>
  In May of 1999, the Company purchased an interest in an
  oil and gas lease covering approximately 1,200 acres of
  land in Texas.
  <P>
  Unico originally intended to become a Diversified holding
  company focused on the incubation, acquisition and
  financing of young, development stage high technology
  multi-media  companies.  This concept was abandoned in
  the third quarter of 2000 largely because of the recent
  decline in technology stocks and, in particular, Internet
  incubation stocks.  Some of these stocks have lost over
  90% of their highest value. This decision was also
  influenced by the Company's acquisition of The
  Independent News on July 1, 2000.
  <P>
  The Company's management observed that approximately 90%
  of the freely distributed independent newspapers in the
  USA did not have a WEB presence because of the onerous
  start up costs and, as a result, were not capitalizing on
  additional revenues that could be generated from their
  existing advertising clients.  Concurrent with this
  observation, on July 1, 2000 Unico acquired The
  Independent News, a freely distributed newspaper in
  Northern New Jersey, having approximately 2.5 million in
  projected advertising revenues.
  <P>
  Working in conjunction with the Independent News, the
  Company developed a WEB based advertising platform that
  the Independent News used to put parts of its local
  newspaper on the WEB, along with its advertisers.  This
  enabled the Independent News to charge additional fees to
  their existing advertisers because they enjoyed increased
  exposure.
  <P>
  Unico and The Independent News further developed this
  product so that it could be migrated to other newspapers
  at no cost to the newspaper.  This new product is "THE
  WEB IN A BOX'.  "THE WEB IN A BOX" is a fully functional,
  turn-key web-site personalized to the local newspaper
  that allows the newspaper to put its local content and
  advertisements on the WEB.  Unico, Inc. shares in the
  newspapers increased advertising revenue.
  <P>
  This concept was further developed to include "The Local
  Times.com." The Local Times.com is currently under
  development and will include items on a national level
  that, through a search engine, can be targeted to a
  specific local area.  These amenities to The Web In A Box
  include shopping malls (where the local advertiser can
  display their products), chat rooms, and local auctions.
  <P>
  There is no other company that Unico or The Independent
  News is aware of that is marketing anything similar to
  The Local Times.com and The Web In A Box.
  <P>
  Part II.   OTHER INFORMATION
  <P>
  Item   1.  Legal Proceedings
  <P>
  The Company had a default judgment entered against it in
  the case of Southwin Financial, Ltd. v. Unico, Inc., et
  al. in the 104th District Court in and for Taylor County,
  Texas, Case No. 22,208-B.  The default judgment is in the
  amount of $960,000 plus attorney's fees of $1,500, court
  costs and post-judgment interest from the date of
  judgment at the rate of 10% per annum.  This lawsuit is
  in connection with its acquisition of Silver Valley
  Energy.  The company is attempting to settle this matter.
  <P>
  NexGen, Inc. has threatened that it will file suit
  regarding the share of Independent News which it sold to
  Unico, Inc. on September 30, 2000 pursuant to a Stock
  Acquisition Agreement ("Agreement").  Pursuant to the
  Agreement, Nexgen was to be paid pursuant to the terms of
  a promissory note.  Nexgen is alleging that the Company
  is in default under the terms of the promissory note and
  that Nexgen is entitled to the shares of Independent News
  pursuant to the Agreement.  The Company is presently
  attempting to settle this matter.
  <P>
  On November 2, 2000, a lawsuit was filed, David V.
  Venables v. Unico, Inc. and BidInvite, in the Superior
  Court of the State of Delaware in and for Sussex County,
  whereby the plaintiff is alleging that the Company has
  breached the Share Exchange Agreement ("Agreement")
  between the Company and David Venables.  The Company
  denies that it is in breach of the Agreement and are in
  the process of retaining an attorney in Delaware to file
  an answer.
  <P>
  Item  2.   Change of Securities
  <P>
  The following information sets forth certain information
  as of September 31, 2000, for all securities the Company
  sold since June 30, 2000, without registration under the
  Act, excluding any information "previously reported as
  defined in Rule 12b-2 of the Securities Exchange Act of
  1934."   There were no underwriters in any of these
  transactions, nor were any sales commissions paid
  thereon.
  <P>
  On July 6, 2000, Richard S. Hyland returned 130,000
  shares to treasury and the Company issued 35,000 shares
  to Richard S. Hyland in consideration for acting as
  Executive Vice President of the Company.  Such shares
  were issued in reliance on the exemption under Section
  4(2) of the Securities Act of 1933, as amended (the
  "Act") and are restricted in accordance with Rule 144 of
  the Securities Act of 1933.
  <P>
  On July 12, 2000, the Company issued 1,200,000 shares to
  Sibernick Holdings, Inc.as consideration for the NexGen
  transaction.  Such shares were issued in reliance on the
  exemption under Section 4(2) of the Securities Act of
  1933, as amended (the "Act") and are restricted in
  accordance with Rule 144 of the Securities Act of 1933.
  <P>
  Item  3.   Defaults Upon Senior Securities.
  <P>
  NexGen, the seller of the Independent News, is claiming
  that the Company is in default on its $200,000 obligation
  to NexGen because of the Company's failure to pay
  interest on the appropriate date.  The Company believes
  it is not in default, because it has advanced monies to
  outside third parties on NexGen's behalf, the amount of
  which would equal or exceed the amount of interest owed
  to NexGen on the $200,000 debt.  The Company is presently
  attempting to settle this matter.
  <P>
  Item  4.   Submission of Matters to a Vote of Security
             Holders.
  <P>
  On June 25, 1999 the shareholders of the company approved
  the acquisition of Silver Valley Energy, which includes
  the assets of the "Glass Mountains 799" property
  comprising oil and gas reserves located in Pecos County,
  Texas in exchange for stock and cash of the company.
  <P>
  Item  5.   Other information.  None.
  <P>
  Item  6.   Exhibits and reports on Form 8-K.  None.
  <P>
  Exhibit 27 - Financial data schedule - electronic filing
  only.
  <P>
                       Signatures
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned , thereunto duly authorized, on November 20,
  2000.
  <P>
  Unico, Inc.
  Registrant
  <P>
  /s/Joseph Nicastro
  ------------------------------
     Joseph Nicastro
     Director