Form 10QSB/A
period 2000-09-30
UNICO INC
filed 2000-11-21
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                  Washington, D.C. 20549
  <P>
                     AMENDMENT NO. 1 TO
                       FORM 10-QSB
  <P>
                         (Mark One)
  [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
     For the quarterly period ended September 30, 2000
  <P>
  []       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from         to
  <P>
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

  <P>
                       UNICO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE QUARTERS ENDED SEPTEMBER 30, 2000
                         AND SEPTEMBER 30, 1999

                                                   2000          1999
                                                   ----          ----
  REVENUE
  Advertising                                  $   538,000      $       0
  Other                                        $    31,568      $       0
                                                   -------       ---------
  Total revenue                                    569,568              0
                                                   -------       ---------
  EXPENSES
  Cost of sales                                    157,697              0
  General and administrative                       361,342              0
                                                   -------      -----------
  Total expenses                                   519,039              0
                                                   -------      -----------
  INCOME (LOSS) BEFORE INCOME TAXES                 50,529              0
  <P>
  INCOME TAX PROVISION                                -                 -
                                                  --------      -----------
  <P>
  NET INCOME (LOSS) BEFORE EXTRAORDINARY     $      50,529      $       0
  <P>
  EXTRAORDINARY ITEMS
  Cancellation of debt                             245,000              -
  Gain (loss) on sale of subsidiary                   -                 -
                                                  --------      -----------
  NET INCOME                                 $     295,592
  <P>
  BASIC NET INCOME (LOSS) PER COMMON SHARE
  Weighted average common shares outstanding
   Basic common shares                          8,777,667       6,703,371
   Assuming dilution for unexercised options    8,777,667       6,703,371
   Profit from continuing operations               $ 0.01       $   (0.00)
   Extraordinary Items                             $ 0.03
  <P>
  NET EARNINGS PER SHARE                      $      0.04   $       (0.00)

                             UNICO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                                           2000          1999
                                                          -------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(265,611)  $ ( 149,434)
  <P>
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  <P>
   Proceeds of bank loans                                    70,000
   Accounts receivable                                        4,595       315,354
   Stock Options for services rendered
   Stock issued for services rendered                                       7,500
  <P>
   Receivable from shareholder                              35,000
   Receivable from NexGen                                                 834,665
  <P>
   Accounts payable                                        126,609       (694,707)
  <P>
   Prepaid expenses                                                       145,943
   Depreciation and amortization                                           98,404
   Deferred rent and revenue                                             (477,376)
   Deposits                                                               (26,895)
   Accrued expense                                           57,700             0
                                                           ------------------------
  Net cash provided by (used) by operating
   activities                                                28,293        53,454
                                                           ------------------------
  <P>
  CASH FLOWS PROVIDED BY (USED) BY
   INVESTING ACTIVITIES
  <P>
   Investment in Independent News                        (1,060,000)
  <P>
   Goodwill                                                (986,681)
   Purchase of computer equipment                           (74,637)          -
   Sale of Property                                               0     1,734,098
                                                           -----------------------
  <P>
     Net cash provided (used) by Investing
      Activities                                         (2,121,318)    1,734,098
                                                           -----------------------
  CASH FLOW FROM FINANCING ACTIVITIES
  <P>
   Loan from shareholder                                    112,842
   Retained earnings                                       (133,558)
   Capital stock                                             36,218
  <P>
   Proceeds from sale of Stock and additional capital     2,068,682
   Proceeds from note payable                               200,000        40,000
   Payment of note payable                                 (215,732)     (677,726)
   Capital receivable                                                      35,000
   Cash Dividend                                                         (172,665)
   Loss on sale of subsidiary                                          (1,112,565)
   Acquisition of SVE                                             0        35,000
                                                           -----------------------
       Net cash provided (used) by
        financing activities                              2,068,452    (1,852,956)
                                                           -----------------------
  <P>
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (24,573)      (65,404)
  <P>
  CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                    32,429       105,404
                                                          ------------------------
  <P>
  CASH AND CASH EQUIVALENTS, END OF PERIOD                $     386      $ 40,000
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
             Holders.
  <P>
  On June 25, 1999 the shareholders of the company approved
  the acquisition of Silver Valley Energy, which includes
  the assets of the "Glass Mountains 799" property
  comprising oil and gas reserves located in Pecos County,
  Texas in exchange for stock and cash of the company.
  <P>
  Item  5.   Other information.  None.
  <P>
  Item  6.   Exhibits and reports on Form 8-K.  None.
  <P>
  Exhibit 27 - Financial data schedule - electronic filing
  only.
  <P>
                       Signatures
  <P>
  Pursuant to the requirements of section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned , thereunto duly authorized, on November 21,
  2000.
  <P>
  Unico, Inc.
  Registrant
  <P>
  /s/Joseph Nicastro
  ------------------------------
     Joseph Nicastro
     Director