Form 10KSB
period 2000-12-31
UNICO INC
filed 2001-05-09
CIK 797564

     10KSB
         1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                            Commission File #0-15303

                                   UNICO, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                (State or other jurisdiction of incorporation or
                                  organization)

                                   73-1215433
                      (IRS Employer Identification Number)

  24 Lakeside Avenue, Pompton Lakes, NJ            07442
  (Address of principal executive offices )      (Zip Code)

                                 (973) 839-7200
                (Registrant's telephone no., including area code)

  (Former name, former address and former fiscal year, if changed since last report)

  Securities registered pursuant to Section 12(b) of the
  Act:       NONE

  Securities registered pursuant to Section 12(g) of the
  Act:       Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

             Yes   [ X ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000.  $ 1,112,604

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 9, 2001, was:

                                    $ 426,958

Number of shares of the registrant's common stock


                                   16,879,163

Documents Incorporated By Reference

None

Transitional Small Business Disclosure Format

Yes          No   X
   ------       -------
                                     PART I

Item 1. Description of Business

General

UNICO, Inc., (the "Company"), was incorporated on April 11, 1984 under the laws of the State of Delaware. Initial business activities were associated with the sale and administration of cooperative direct mail advertising franchises. These activities commenced in May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields.

The Company's Business

As of December 31, 1998, the Company operated as a Publicly owned holding company with one active wholly owned subsidiary, United Marketing Solutions, Inc., formerly United Coupon Corporation ("United Marketing"),involved in cooperative advertising. United Marketing is involved in cooperative direct mail advertising through franchising and production. The Company also operated and owned a second subsidiary during 1996, Cal-Central Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants.

The Company's cooperative advertising and production business involved the design, layout, printing, packaging and distributing of public relations, marketing materials and promotional coupons for private businesses, usually involved in retailing goods or providing professional services. Cal-Central's cooperative advertising process included sales of advertising through independent sales representatives.

Franchising activities related to this business involve the granting and administering of independent franchise operations to conduct cooperative direct mail advertising sales. All activities related to franchising were conducted through United Marketing, which was acquired on July 17, 1987. At year-end, December 31, 1998, United Marketing had approximately 65 active franchise operations.

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

As a result of this transaction, Unico, Inc. became a publicly traded "shell" company. The Company was funded by two new shareholders, Nathan International and TC Equities, selected a new Board of Directors and management team and changed its "mission."

Unico originally intended to become a diversified Internet incubator holding company focused on the incubation, acquisition, and financing of young, development stage, high technology and multi-media companies.

This concept was abandoned in the third quarter of 2000 largely because of the recent decline in technology stocks and, more specifically, the decline in Internet incubator stocks and the entire internet industry itself. Some of these stocks have lost over 90% of their value in the past twelve months.

The company decided to pursue a course of action that focused on finding quality "bricks and mortar" multi-media companies who have not yet capitalized on the additional exposure and other benefits of e-commerce utilizing the Internet.

The Company's management basically felt that Companies focusing on the Internet as a pure Internet "play" would not be successful in the present and foreseeable future.

On July 1, 2000, the Company acquired all the issued and outstanding common stock of The Independent News, Inc., from NexGen. The Independent News is a freely distributed, independently owned newspaper in Northern New Jersey. It has a circulation of approximately 110,000 and annual revenues of approximately $2,300,000. It is somewhat unique in that the newspaper is mailed directly to recipients as opposed to simply being placed at various distribution points in restaurants and shopping centers. The advertisers find this a more attractive alternative to competitors who simply place their papers at strategic locations and hope someone picks them up.

The Company's management observed that there were approximately 15,000 independently owned, freely distributed newspapers in the United States and that approximately 90% of these did not have web-sites that could bring the news content and the local advertisers' messages to the World Wide Web. This was largely due to the fact that these newspapers did not have the technical or financial resources to develop and maintain web sites.

As a result of this observation, Unico, in conjunction with The Independent News, developed a WEB based advertising platform that placed certain parts of the Independent News and its news content along with its advertises' advertisements on the WEB.

This enabled The Independent News to increase its advertisers' advertising rates, and also gross advertising revenues, because the advertisers now had additional exposure on the WEB, where local recipients of the newspaper could find out what products were being advertised.

Unico and The Independent News further developed this product so that it could be migrated to other independent, freely distributed newspapers at no cost to the newspaper. This new product "The Web In A Box" is a fully functional, turnkey web-site personalized to the local newspaper, so that the local newspaper can place its news content and advertisements on the WEB.

This concept was further developed to include "The Local Times.com." The Local Times is currently under development and will include items on a national level that, through a search engine, can be targeted to local communities. These amenities to The Web In A Box include shopping malls where local advertisers can display their products), chat rooms, and local auctions. The Company's business model envisions the sharing of additional advertising revenue generated by the use of The Web In A Box and The Local Times by other newspapers on a 50/50 basis.

    The following items are available today for another newspaper signing up with The Web In A Box and The Local Times program.

1.       Their own homepage.

2.       A page for advertising rates and general information.

3.       A local news page.

4.       A display advertising section.

5.       A local dining guide.

6.       A community calendar.

7.       A page for local school information.

8.       Links to local government and organizations.

9.       E-mail addresses for their entire staff.

10.      A bulletin board.

11.      Complete web hosting at no charge.

12.      A contest and give away page.

13.      An opportunity to offer their advertisers their own custom web-site.

To date, the Company has signed up ten newspapers in its Web-In-A-Box and "The Local Times" program.


Item 2. Description of Property

As of April 9, 2001 the Company operated its corporate headquarters through an executive office located at 24 Lakeside Avenue, Pompton Lakes, NJ. This office is sub-leased from its subsidiary, NJ Independent Inc., and contains approximately 1,200 sq. ft. The month to month lease is $1,000 per month. NJ Independent, Inc. leases approximately 4,500 sq. Ft. from an unaffiliated landlord for 3,800 per month. The lease is for five years with renewal options for ten years.

Item 3. Legal Proceedings

On April 20,2000, the Company was sued by the seller of Silver Valley Energy (Southwin Financial LTD) for breach of contract in the 104th District Court in and for Taylor County, Texas. This suit resulted in default judgments in the amount of $960,000 in Texas and Connecticut on January 16, 2001. The matter is under negotiation.

On November 20, 2000 the Company was sued by the former Chairman and CEO of BidInvite, one of the Company's subsidiaries, alleging that an oral contract existed requiring the Company to deliver to the former Chairman and CEO 100,000 share of free trading stock, among other things. No such contract was made between the former Chairman and an officer or Director of the Company and the Company believes that the suit is without any merit. The matter is under negotiation.

  Item 4. Submission of Matters to a Vote of Security
          Holders

    None


                                     PART II

  Item 5. Market for Common Equity and Related Stockholder Matters

On April 9, 2001, there were approximately 500 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that now the total number of shareholders of the Company's common stock exceeds 500.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through December 31, 2000 and as available through electronic trading services subsequent to such date. The stock trades over-the-counter under the OTC Electronic Bulletin Board Symbol UICO.

                                 Common Stock Bid
                                 ----------------
                             High                 Low
                             ----                 ---
                                         1999
                                         ----
  First Quarter             $.10                 $.0625
  Second Quarter             .04                  .04
  Third Quarter              .07                  .04
  Fourth Quarter             .75                  .50

                                       2000
                                       ----
    First Quarter              $1.75             $0.375
    Second Quarter              1.50               .375
    Third Quarter                .40                .25
    Fourth Quarter             .3125              .0625

  Dividends

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

  Item 6.  Management's Discussion and Analysis of Plan of Operation


    On July 1, 2000, the Company acquired all of the issued and outstanding stock of The Independent News, Inc. for its common stock and other consideration. The Independent News is a freely distributed, independent newspaper servicing various communities in Northern New Jersey. Prior to that time, the Company was a publicly traded "shell" company.

    The newspaper publishes several weekly editions in its region and two monthly editions. The weekly editions have a circulation of approximately 70,000 while the monthly circulation is approximately 40,000. The newspaper contains news content and advertisements for local business establishments along with classified advertisements. Revenues primarily come from Advertising display advertisements (82%), classified advertisements (12%), and inserts sales and other commissions (5%).

    Gross revenues for the third and fourth quarter of 2000 totaled $1,112,604, which are in line with revenues reported for the first six months of 2000 and the third and fourth quarters of the prior year (these periods are prior to the Company's acquisition of The Independent News and are not included in the Company's financial statements).

    Production costs totaled $370,863 or about 33% of gross revenue. Postage costs totaled $276,180 or about 25% of gross revenue. Selling costs were $190,712 and general and administrative costs were $282,778 or about 17% and 25% respectively.

    Prior to the acquisition of The Independent News, its shareholder, NexGen, advanced approximately $270,000 to the newspaper. In connection with the acquisition, NexGen agreed to convert its receivable from The Independent News into "trade credits," which essentially entitles NexGen to receive $270,000 of free advertising. The Independent News adjusted this liability to an amount which it believes is the cost of providing the free advertising, resulting in cancellation pof debt in the amount of $245,000. This debt cancellation is accounted for as a non-recurring item.

    As previously outlined in the "The Company's Business," The Independent News and the Company have developed a web-site that places advertisers' advertisements on the Internet permitting The Independent News to charge higher than normal advertising rates. This "platform" can be migrated to other non-competing newspapers allowing them to place their advertisers' advertisements on the Internet, permitting them to charge higher rates as well. The Company is marketing this web product to other newspapers without charging any up-front fees and shares in additional revenue by charging 50% of the additional revenue collected.

    The company plans to vigorously market this product, as it believes that approximately 90% of the 15,000 freely distributed newspapers in the US do not have web-sites.

    Mr. Joe Nicastro is the Publisher of the Independent News and has 15 years in the Newspaper business. He is also a Past President of the Independent Free Papers of America, the largest trade association, of free papers in the US and, as such, has numerous contacts in the industry.

    The marketing efforts are largely conducted through personal contacts, attending trade shows at various locations throughout the US, distribution of marketing materials, and other personal approaches. The Company plans to hire a National Sales Manager and General Manager in the next several months to augment its expansion activities in this area.

    The Company has signed a definitive agreement to acquire the Merrimack Publisher, a software company that produces and maintains software that is specific to the publishing industry. It is the Company's plan to integrate this software with its two web-based advertising platforms, The Web In a Box and The Local Times and to convert the current operating environment from its existing DOS based environment to a Windows environment.

    The Company is actively negotiating a settlement with the prior owners of Silver Valley Energy due to its acquisition of same and believes that it can reach an amicable non-monetary settlement.

    The Company's officers and directors have waived all current payment of cash compensation, and uses its stock as payment for services provided by outside consultants and advisors.

    It addition, the Company is seeking financing from outside sources.



    Item 7. Financial Statements

    The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

  Item 9. Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a) of the Exchange Act

    The directors and officers of the Company and its subsidiaries, as of April 9, 2001 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.




                                              With
Company
  Name                                   Age     Since
  Director/Position
  -----------------------------------------------------------------------
    Jay R. Weppler, Director             57     1999
    And Chief Executive Officer

    Ron Stoeppelwerth                    53     1999
    Chief Financial Officer and
    Director

    Shane Sutton                         52     1999
    Director

    John Reiner                          57     1999
    Director

    Joe Nicastro                         42     1999
    President and Director

  Business Experience

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

    RON STOEPPELWERTH. Mr. Stoeppelwerth is a corporate finance executive and corporate tax executive. From March 1995 to the present, he has served as a corporate finance/mergers and acquisitions/ and investment banking consultant for Somerset Financial Group, Inc. in Norwalk, Connecticut and Capital International Securities Group, Inc. in Miami, Florida. Prior to such time, from October 1989 through May 1995, he served as a Vice President incorporate taxation for Aetna Life & Casualty. His other positions include the following: Vice President PaineWebber Group, Inc.; Chief Operating Officer and Chief Financial Officer of Paramount Group, Inc.; Partner for Touche Ross & Co. and Coopers & Lybrand (now known as PriceWaterhouseCoopers). He graduated from the University of Florida with High Honors in April 1973.

    SHANE H. SUTTON is an attorney and was admitted to practice law in Victoria, Australia in 1974. He built the law firm Henty Sutton and Kelly, which developed its expertise in real estate and commercial law. While continuing to practice law, he ran several successful real estate joint ventures, as well as being legal advisor during the setting up of the First Australian Fund in conjunction with Bear Stearns. Mr. Sutton is also admitted to practice law in the State of New York and is a principal in the law firm Shane Henty Sutton, P.C. with offices in New York City, New York, and Sydney, Australia. In the United States, Mr. Sutton and his law firm have successfully initiated or advised many domestic and international public companies on general corporate and SEC matters. Mr. Sutton also serves as a director on the boards of several public companies.

    JOHN REINER Mr. Reiner was the first CEO of American Express Travel Management Services which, under his leadership, became the largest travel company in the world and the largest profit contributor to the company. Mr. Reiner has also been the CEO of Gelco Travel, Carlson Commercial Travel, CEO of Terion, and CEO of TDIRECT.

    JOE NICASTRO Mr. Nicastro has taken a small, two person newspaper, having a circulation of 18,000 and built it into a newspaper with a circulation of 140,000. Mr. Nicastro served as President of the Independent Newspapers of America and is currently a Past President.


    Section 16(a) Beneficial Ownership Reporting Compliance


    The Company has become aware that its Officers, Directors, and Affiliates have not filed Form 3, Form 4, and Form 5 as required by Section 16(a). These forms will be filed as soon as all individuals can be contacted and advised of their requirements.


    Item 10. Executive Compensation

    No Director or Officer has received compensation in excess of $100,000 in 1999 or 2000. The following sets forth the Compensation of Mr. Jay R. Weppler, Chairman and CEO for 1998, 1999 and 2000.

                           1998     1999      2000
                           ----     ----      ----
    Mr. Jay R. Weppler       0     40,000   40,000


  Item 11. Security Ownership of Certain Beneficial Owners and Management


  The following table sets forth as of April 9, 2001 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


                                         Number of Shares of
  Name of Beneficial Owner/              Common Stock
    Identity of Group                    Beneficially Owned              %
--------------------------------------------------------------------------------
Cyber Holdings, LTD                         6,700,000                 40.0%
Jay Weppler                                   460,000                  3.0%
Ron Stoeppelwerth                           1,630,000                 10.0%
Joe Nicastro                                  600,000                  4.0%
Shane Sutton(1)                                75,000
John Reiner (1)                                75,000

(1) less than 1% Officer and
Directors As a group (5)                    2,840,000                 17.0%

  Item 12. Certain Relationships and Related Transactions


    Transactions with Management and Others

    No business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer of, or has owned a 10% record or beneficial interest in, has existed since the beginning of the Company's last fiscal year, currently exists, which represented or will represent payments for property or services in excess of 5% of the Company's gross revenues for its last full fiscal year or of the other entity's consolidated gross revenues for its last full fiscal year.

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




                                     PART IV

  Item 13. Exhibits and Reports on Form 8-K


  (a) The following documents are filed as part of this report:

  1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report. (7)

  3.  Exhibits:

  The following exhibits are filed with this Form 10-KSB and are included by reference.

  2  Plan of Reorganization and Agreement of Merger among
  UNICO, Inc., AEC Acquisitions, Inc. and Cal-Central
  Marketing Corporation (1)

  3.1  Certificate of Incorporation, as amended (2)

  3.2  Bylaws, as amended (2)

  3.3 Amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock (3)

  3.4  By-laws, as amended. (Corrected Version)


                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act of, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNICO, INC.
                           May 1, 2001

                           By: /s/ Ron Stoeppelwerth
                           ----------------------
                                   Ron Stoeppelwerth
                                   Chief Financial
                                   Officer
                                   And Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                             Title                              Date
  -----------------                  ------                             -----
/s/Jay R. Weppler        Chairman, Chief Executive                   May 1, 2001
                               Officer and Director


/s/ Joe Nicastro         President and Director                      May 1, 2001


/s/Ron Stoeppelwerth     Chief Financial Officer and                 May 1, 2001




                                   UNICO, INC.
                              FINANCIAL STATEMENTS


TITLE                                                      PAGE
----------------------------                               -----
  CONCENT OF INDEPENDENT AUDITOR
  INDEPENDENT AUDITORS REPORT                                 1
  AUDITED FINANCIAL STATEMENTS
  CONSOLODATED STATEMENT OF FINANCIAL CONDITION               2
  CONSOLIDATED STATEMENT OF OPERATIONS                        3
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              4
  CONSOLIDATED STATEMENT OF CASH FLOW                         5
  NOTES TO THE FINANCIAL STATEMENTS                           6-9

    We hereby consent to the use of our report dated April, 27, in this registration statement on Form 10-KSB for Unico, Inc. and Subsidiaries.

    /s/ Sellers & Associates, P.C.
    Ogden, Utah
    May 1, 2001



                          INDEPENDENT AUDITOR'S REPORT

    Board of Directors and Stockholders
    UNICO, INC. AND SUBSIDIARY
    Pompton Lakes, New Jersey

    We have audited the accompanying Consolidated Statement of Financial Condition of UNICO, INC. AND SUBSIDIARIES, as of December 3l, 2000 AND 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the statements are free or material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the consolidated financial position of UNICO, INC. AND SUBSIDIARIES, as of December 3l, 2000 and 1999 and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has acquired various business entities. However, the Company continues to experience significant financial losses from its operations and suffers cash flow problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Sellers & Associates, P.C.
    Ogden, Utah
    April 27, 2001

Unico, Inc. and Subsidiaries
Consolidated Statement of Financial Condition
Years Ending December 31, 2000 and 1999

                                                                                 2000                 1999
                                                                                 ----                 ----
ASSETS

CURRENT ASSETS
              Cash and cash equivalents                                   $       128          $     4,910
              Accounts receivable - trade (net of
              allowance for uncollectible accounts
              of $42,289 and $0 for 2000 and 1999
              respectively)                                                   181,946                    0
              Receivable from shareholder                                           0               35,000
                                                                          -----------          -----------
                          Total current assets                                182,074               39,910
                                                                          -----------          -----------




PROPERTY AND EQUIPMENT AT COST                                                126,389                    0
                                                                          -----------          -----------
                          Net Property and Equipment                          126,389                    0
                                                                          -----------          -----------

OTHER ASSETS
              Oil and gas lease rights                                         40,000               40,000
              Goodwill (net of amortization of $32,900
              and $0 for 2000 and 1999 respectively)                         953,781                    0
              Other assets                                                     11,779                    0
                                                                          -----------          -----------
                          Total other assets                                1,005,560               40,000
                                                                          -----------          -----------

TOTAL ASSETS                                                              $ 1,314,023          $    79,910



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
              Bank overdraft                                              $    21,331          $         0
              Accounts payable                                                294,623               43,381
              Other current liabilities                                       359,149                    0
              Due on Independent News acquisition                             156,000                    0

                                                                          -----------          -----------

                          Total current liabilities                           831,103               43,381
                                                                          -----------          -----------

LONG TERM LIABILITIES
              Due to shareholder                                              240,311              122,470
              Accrual for litigation                                          960,000                    0

                                                                          -----------          -----------
                          Total long term liabilities                       1,200,311              122,470
                                                                          -----------          -----------

              Total liabilities                                             2,031,414              165,851

STOCKHOLDERS' EQUITY (DEFICIENCY)
              Common stock - $0.01 par value
              20,000,000 shares authorized, 12,505,496
              and 5,929,185 issued and outstanding
              at December 31, 2000 and 1999
              respectively                                                    125,055               59,292
              Additional paid in capital                                    7,552,393            6,834,525
              Retained earnings (deficit)                                  (8,394,839)          (6,979,758)
                                                                          -----------          -----------
                          Total stockholders' equity (deficiency)            (717,391)             (85,941)
                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $ 1,314,023          $    79,910
                                                                          -----------          -----------


SEE NOTES TO THE FINANCIAL STATEMENTS



Unico, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2000 and 1999

                                                                                 2000                 1999
                                                                                 ----                 ----
REVENUE
              Advertising income                                          $ 1,068,641          $         0
              Other income                                                     43,963                    0
                                                                          -----------          -----------
              Gross income                                                  1,112,604                    0
              (Less): cost of production                                     (370,863)                   0
                                                                          -----------          -----------
                          Gross profit                                        741,741                    0

EXPENSES
              Postage                                                        (263,206)                   0
              Selling, general and administrative expenses                 (1,143,013)            (201,474)
              Provision for litigation                                       (960,000)                   0
              Depreciation of equipment                                       (34,271)                   0
              Amortization of goodwill                                        (32,900)                   0
              Debt elimination-sale of BidInvite                               31,568                    0
                                                                          -----------          -----------
INCOME (LOSS) FROM OPERATIONS                                              (1,660,081)            (201,474)
              Provision for income taxes
                                                                          -----------          -----------
NET INCOME (LOSS) FROM OPERATIONS                                          (1,660,081)            (201,474)

EXTRAORDINARY ITEMS, NET OF TAXES
              Write (down) of long term assets impaired                             0               (6,166)
              Income from cancellation of debt                                245,000                    0
              Income (loss) from discontinued operations                            0               (3,913)
                                                                          -----------          -----------
NET INCOME (LOSS)                                                         ($1,415,081)         ($  211,571)
                                                                          -----------          -----------

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
              Income (loss) from continuing operations                    ($     0.15)         ($     0.06)
              Income (loss) from sale of subsidiary                              0.00                 0.00
              Income (loss) from discontinued operations                         0.00                 0.00
              Income (loss) from cancellation of debt                            0.03                 0.00
NET INCOME (LOSS) PER SHARE                                                     (0.12)               (0.06)


WEIGHTED AVERAGE COMMON SHARES
              Basic common shares                                           9,384,249            3,232,264
              Assuming dilution for unexercised stock options               9,384,249            3,354,378

SEE NOTES TO THE FINANCIAL STATEMENTS


Unico, Inc. and Subsidiaries
Consolidated Statement of Stockholders'
Equity (Deficiency) for the years ended
December 31, 2000 and 1999

                                       Shares of      Common                                        Retained
                                        Common        Stock         Paid In         Dividend        Earnings          Total
                                         Stock        Amount        Capital         Declared        (Deficit)         Equity
                                       ---------     --------     -----------       ---------     ------------     -----------
As of December 31, 1988                1,877,272     $ 18,773     $ 7,921,443       $ 172,665     $ (6,768,187)    $ 1,344,694

Correction of shares outstanding         168,600        1,686          (1,686)
Stock issued for services                133,313        1,333          11,167                                           12,500
Dividend paid                                                                        (172,665)                        (172,665)
Off-set of amount received
on sale of subsidiary                                              (1,106,399)                                      (1,106,399)
Stock issued in connection with
Silver Valley acquisition              3,500,000       35,000           7,500                                           42,500
Contribution to capital                  250,000        2,500           2,500                                            5,000
Net Income (loss) for the period                                                                      (211,571)       (211,571)
                                      -------------------------------------------------------------------------------------------
As of December 31, 1999                5,929,185       59,292       6,834,525                       (6,979,758)        (85,941)

Acquisition of BidInvite                 100,000        1,000          (1,000)
Capital contribution                     300,000                       80,000                                           80,000
Stock issued for services              2,976,311       32,763         271,604                                          304,367
Independent News Acquisition           3,200,000       32,000         367,264                                          399,264
Net income (loss) for the period                                                                    (1,415,081)     (1,415,081)
                                      -------------------------------------------------------------------------------------------
As of December 31, 2000              $12,505,496     $125,055      $7,552,393                      ($8,394,839)      ($717,391)
                                      -------------------------------------------------------------------------------------------

SEE NOTES TO THE FINANCIAL STATEMENTS

Unico, Inc. and Subsidiaries
Consolidated Statement of Cash
Flows for the years ended
December 31, 2000 and 1999


                                                                                 2000               1999
                                                                                 ----               ----
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income                                                                ($1,415,081)         ($211,571)
Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
              Income from cancellation of debt                               (245,000)                 0
              Income from debt elimination-sale of BidInvite                  (31,568)                 0
              Provision for litigation                                        960,000                  0
              Depreciation and amortization                                    67,171                  0
              Deferred compensation                                                 0              8,000
              Stock options issued for services rendered                            0              4,500
              Stock issued for services rendered                              304,367                  0
   Changes in assets and liabilities:
              (Increase) decrease in accounts receivable, net                (181,946)                 0
              (Increase) decrease in receivable from shareholder               35,000            (35,000)
              (Increase) decrease in receivable from NexGen                         0             65,630
              (Increase) decrease in other assets                             (11,779)                 0
              Increase (decrease) in accounts payable                         251,242             43,381
              Increase (decrease) in other current liabilities                359,149                  0
              Increase (decrease) in due on Independent News Acq.             156,000                  0
              Increase (decrease) in due to shareholder                       117,841            122,470
                                                                          -----------          ---------
                 Net cash provided (used) by operating activities             365,396             (2,590)
                                                                          -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                         (72,668)                 0
Acquisition of subsidiary Independent News, net of cash                      (398,841)                 0
Acquisition of subsidiary (SVE), net of cash                                        0            (35,000)
                                                                          -----------          ---------
                 Net cash provided (used) by investing activities            (471,509)           (35,000)
                                                                          -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft                                          21,331                  0
Proceeds to receive (reduce) from stock sale of subsidiary                          0           (105,404)
Issuance of common stock                                                       80,000             42,500
                                                                          -----------          ---------
              Net cash provided (used) by financing activities                101,331            (62,904)
                                                                          -----------          ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (4,782)          (100,494)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    4,910            105,404
                                                                          -----------          ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $       128          $   4,910
                                                                          -----------          ---------

SUPPLEMENTAL CASH FLOWS DISCLOSURE
              Cash paid for interest                                      $    2,646           $       0

NON-CASH ITEMS
              Stock issued to acquire subsidiary-(SVE)                    $        0           $   5,000
              Stock issued for services rendered                             320,693               4,500
              Stock options issued for services rendered                           0               8,000
              Provision for litigation                                       960,000                   0
              Income from debt cancellation                                  245,000                   0
              Income from debt elimination                                    31,568                   0


SEE NOTES TO THE FINANCIAL STATEMENTS


Unico, Inc. and Subsidiaries
Notes To the Financial Statements
December 31, 2000 and 1999


Note - 1 Organization and summary of significant accounting policies.

A - Nature of operation

In May, 1998 the Company entered into an agreement with NexGen to sell its only active subsidiary UMSI to NexGen. This left the Company as a publicly traded "shell" company. In July, 2000, the Company acquired all of the issued and outstanding stock of The Independent News, a freely distributed newspaper in Northern New Jersey, having a circulation of 110,000. The newspaper employs approximately 25 individuals actively engaged in the publication of the newspaper, selling advertising, and distribution activities. This was accounted for as a purchase transaction.

B - Basis of consolidation.


The Consolidated financial statements include the subsidiaries of the Company, The Independent News, BidInvite, Silver Valley Energy, and Pompton Valley Publishing. Intercompany transactions have been eliminated in consolidation.

C - Acquisitions - see also Notes 5, 6, and 8

During May, 1999, the Company acquired all the issued and outstanding common stock of Silver Valley Energy (SVE) for $35,000 and 250,000 shares of common stock (see Note 3). SVE owns the oil, gas, and mineral lease rights on approximately 1,200 acres of land located in Texas. The company is inactive and is not presently developing these rights. In March, 2000, the Company acquired all the issued and outstanding stock of BidInvite for 100,000 shares of stock. This company's business plan envisioned an Internet based bid solicitation system for the construction industry, a process that is now entirely manual. However, because of the recent decline in the value of Internet stocks, the project was abandoned in the third quarter of 2000. This company was sold in September, 2000 for $1,000,000 that is payable only in the event the purchaser is successful in obtaining the necessary financing to fund the business plan. Because of this contingent aspect, no recognition in given to the sale in the Company's financial statements. This transaction was accounted for as a pooling of interests. In July, 2000, the Company acquired from NexGen all the issued and outstanding stock of The Independent News for 3,200,000 shares of common stock (see Note 3), issuing $200,000 of its own debt, secured by the Stock in The Independent News and assuming a $60,000 note payable to a commercial bank owed by NexGen.

On September 7, 2000, the Company entered into a definitive contract to acquire all of the issued and outstanding common stock of Merrimack Publishing. This acquisition has not been consummated yet as it is contingent upon Merrimack's obtaining audited financial statements for the past two years. Merrimack is the designer of software specifically tailored for independent newspapers.

D - Property and equipment

Property, equipment, and leasehold improvements are valued at cost. Depreciation is provided by use of the straight-line method over the shorter of estimated useful lives or lease terms of the assets. Fully depreciated assets are written off the year after they are fully depreciated or amortized. Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

Property and equipment consisted of the following at December 31, 2000 and 1999.


                                                                                                        Estimated
                                                                     2000                   1999      Useful Lives
                                                                     ----                   ----      ------------
Computer and other equipment                                     $249,890                     $0         5 years
Leasehold improvements                                             58,458                                5 years
(Less) Accumulated Depreciation                                  (181,959)                     0
                                                                 -------------------------------
Net Property and Equipment                                       $126,389                     $0

E - Cash and cash equivalents

For purposes of reporting cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

F - Income taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the future expected results of differences between the financial reporting basis and tax basis of certain assets and liabilities. In 1999 the Company went through an ownership change and, as a result, management believes that any net operating loss carryforwards were lost. In addition, operations through 1999 and 2000 have produced net operating loss carryforwards of approximately $800,000. No benefit has been recognized in the Company's financial statements since realization is not "more likely than not" to happen. The Company files a consolidated tax return.

G - Impairment of long lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No.
121), Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recovered. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.

H - Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income for the year by the weighted average number of shares outstanding for the year. Diluted earnings (loss) per share is computed by taking into consideration the unexercised stock options as if the stock were issued.

I - Leases

The Company sub-leases property at 24 Lakeside Avenue, Pompton Lakes, New Jersey from one of its wholly owned subsidiaries for $1,000 on a month to month basis. The subsidiary leases the overall property from a non-affiliated party for $3,800 per month. The lease is for a five year period expiring in March of 2003, and the rent expense for the year 2000 was approximately $22,800. Rent expense for the year 2001 and 2002 will be $45,600 per year and $5,700 for the first three months in 2003 for a total of $51,300. It is anticipated that the lease will be renewed.

J - Revenue recognition

Advertising revenues are recognized when customer ads appear in the newspaper.

K - Financial statement estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

L - Fair value of financial instruments

Oil and gas lease rights, valued at cost, approximate fair value in the judgment of management.

Goodwill is valued at the net residual cost in the acquisition of its subsidiary The Independent News. The Company amortizes this goodwill on a straight-line basis over a 15 year period.

M - Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

Note - 2 Related party transactions and loss on the sale of subsidiary

During 1998 and 1999, and throughout the acquisition of UMSI by NexGen, monies were advanced by NexGen to the Company. All monies received in this sale were reported in capital as additional paid in capital. In 1999, after all monies were actually received, all monies received in 1998, or $ 1, 106,300, the full amount, was offset and the difference of $6,166 is reported as a loss in the statement of operations.

Note - 3 Common stock

On May 29, 1999, the Company acquired 100% of Silver Valley Energy for 1,080,000 shares of its common stock. Subsequently, the purchase price was re-negotiated for $35,000 and 190,000 shares of free trading stock. The amended agreement is reflected in the financial statements.

On July 1, 2000, the Company acquired all the issued and outstanding stock of The Independent News for 3,200,000 shares of its common stock, among other consideration.

On March 1, 2000, the Company acquired all of the issued and outstanding stock of BidInvite, Inc. (see Notes 1C and 6.)

Throughout 1988 and 1999, the Company has issued stock for consultant and advisory services in varying amounts and at various times.

The Company made a 1 for 3 reverse stock split just before the SVE acquisition in 1999. This reverse stock split has been recognized in these financial statements retroactive to 1988.

The stock transfer agent was changed in May of 1999 at which time, an additional 168,587 additional shares of stock were found. Management has not been able to determine for what purpose these shares were issued. These shares have been recorded as a reduction of paid in capital and an increase in capital stock at par.

Note - 4 Discontinued operations of subsidiary.

During 1998, the Company entered into an agreement to sell its only operating subsidiary, UMSI. Accordingly, the results of operations for 1999 are presented showing the results of continuing operations and discontinued operations net of taxes. UMSI was disposed of on April 1, 1999. After this transaction, the Company had no assets or liabilities.

A summary of the operations of UMSI to date of sale on April 1, 1999 is as follows.

                                                      As Of
                                                  April 1, 1999
Revenue
         Printing, design, and advertising         $ 1,902,906
         Other                                          62,383
                                                   -----------
                     Total revenue                   1,965,289
                                                   -----------


Expenses
         Cost of sales                               1,495,041
         General and administrative                    474,159
                                                   -----------
                                                     1,969,200
                                                   -----------

         Net income (loss) before taxes                 (3,931)

         Income taxes                                        0
                                                   -----------

Net income (loss) from operations                      ($3,931)

Note - 5 Precision Communication Consultants acquisition

On December 28, 1999, the Company entered into a share exchange agreement with Precision Communication Consultants LLC (Precision). In that agreement, the Company was to acquire all of the interests in Precision for warrants to acquire 500,000 shares of the Company's common stock at varying prices and 416,470 shares of the Company's common stock. The Company believes that it was induced to enter into the transaction based on incorrect financial representations and will not honor the warrants when presented and will cancel the common stock at some future point in time. The Company has not received any interests in Precision. The matter is not in litigation.

Note - 6 BidInvite Sale

On September 15, 2000, the Company sold a 95% interest in BidInvite to foreign investors for a $1,000,000 non-interest bearing note. Under the terms of this note, payment of $500,000 is to be made if and when the purchasers are able to secure $3,000,000 in financing for BidInvite's business plan. Additionally, another $500,000 will be due if and when the purchasers are able to obtain another $3,000,000 of financing. Because of the contingent nature of this transaction, no recognition of the sale has been reflected in the Company's financial statements.

Note - 7 Stock options

Effective September 30, 1999, the Company adopted an omnibus stock option plan. The plan provides for 2,000,000 shares as Incentive Stock Options and 2,000,000 as Employee Stock Options. As of December 31, 1999, 359,450 options had been granted to Directors and key employees. The exercise price is $0.01 per share. These options were exercised on April, 2 2000. In addition, in June of 2000, 272,011 of additional options were given to employees and directors of the Company along with 1,085,000 given to various consultants for services rendered. Also, in April, 2000 845,000 shares were given to Nateko, the Company's software development partner in South America.


Note - 8 Litigation and contingencies

The Company has been sued in connection with its acquisition of Silver Valley Energy. In addition, In October 2000, the Company received a default judgment in the amount of $960,000 and is in the process of negotiating a non-monetary settlement. However, since the Company has received a default judgment, management has accrued the entire dollar amount in the Company's financial statements.

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remains unpaid. NexGen has not filed a suit in this transaction and the Company believes that certain financial misrepresentations were made in connection with its acquisition of the Independent News. The matter is currently under negotiation. No amount has been recognized in the financial statements for this contingency.

The Company has been sued by the former Chief Executive Officer of BidInvite asserting that he is entitled to 100,000 shares of free trading stock that relates to his employment. No such agreement was entered into by an Officer of the Company, and management believes that the suit is without any substance.
No amount has been recognized in the financial statements for this contingency.

Note - 9 Going concern

Despite all of the acquisitions and related efforts, the only funds raised to date are those either loaned to or contributed to the capital of the Company by its shareholders. Unless funds are obtained from other sources, or the company has positive cash flow from operations, the Company's ability to continue as a going concern could be jeopardized. Management is aggressively expanding the Company's business using existing resources and is currently in contact with several sources that are potential investors.

Note - 10 Cancellation of debt

Prior to the Company's acquisition of The Independent News, NexGen had loaned The Independent News approximately $270,000. As part of the purchase transaction, NexGen converted their debt into the right to receive "trade credits" or free advertising. Accordingly, the Company has only recognized as a liability those amounts that it will ultimately incur as costs to provide free advertising, or $25,000

Note - 11 Subsequent event

On April 8, 2001, the Company filed with the Securities and Exchange Commission Form S-8 that registered approximately 3,500,000 shares of the Company, which were given to various employees, Directors, and consultants in lieu of cash payments for a total dollar amount of $70,000.