Form 10QSB
period 2001-03-31
UNICO INC
filed 2001-05-15
CIK 797564

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from         to

                          Commission file no. 0-15303

                                   UNICO, INC.
                 (Name Of Small Business Issuer In Its Charter)



            Delaware                                  73-1215433
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation)                                    Identification No.)


  24 Lakeside Avenue, Pompton Lakes, NJ                  07442
  (Address of Principal Executive Offices)             (Zip Code)

                                 (973) 839-7200
                (Issuer's Telephone Number, Including Area Code)

Check whether the issue: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of April 9, the company had 16,879,163 shares of common stock outstanding, $0.01 par value.

                                   UNICO, INC.
                                   Form 10-QSB
                                Quarterly Report
                       For The Period Ended March 31, 2001

                                                                            Page
Part     I  -  FINANCIAL INFORMATION

Item     1.     Financial Statements

Unaudited Consolidated Statement of Financial Condition
At March 31, 2001 and December 31, 2000 For Unico, Inc.
and Subsidiaries                                                             3

Unaudited Consolidated Statement of Operations for the Three
Months Ended March 31, 2001 and March 31, 2000 for Unico, Inc.
and Subsidiaries                                                             4

Unaudited Statement of Cash Flows for the Three months ended
March 31, 2001 and March,31 2000 for Unico, Inc. and Subsidiaries            5

Unaudited Statement of Stockholders' Equity (Deficiency) at
March 31 , 2001 for Unico, Inc. and Subsidiaries                             6

Notes to Interim Consolidated Financial Statements                           7

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                                12

Part     II  -  OTHER INFORMATION

Item     1.     Legal Proceedings                                           13

Item     2.     Changes in Securities                                       13

Item     3.     Defaults Upon Senior Securities                             13

Item     4.     Submission of Matters to a Vote of Security Holders         13

Item     5.     Other Information                                           13

Item     6.     Exhibits and Reports on Form 8-K                            13

Signatures                                                                  13


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles in America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2000 and December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001. The financial statements are presented on the accrual basis.

                          UNICO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          AS OF March 31, 2001 and 2000


                                                            March 31,            December 31,
                                                              2001                  2000
                                                           ----------            ----------
                   ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                              $    3,545            $      128

    Accounts and notes receivable, net                        152,177               181,946
                                                           ----------            ----------
      Total current assets                                    155,722               182,074

  FIXED ASSETS

    Computer equipment, net                                   111,858               126,389
                                                           ----------            ----------
      Total fixed assets, net                                 111,858               126,389

  OTHER ASSETS

   Goodwill, net                                              937,448               953,781
   Gas, oil and mineral lease rights                           40,000                40,000
   Misc.                                                       24,010                11,779
                                                           ----------            ----------

      Total other assets                                    1,001,458             1,005,560

  TOTAL ASSETS                                             $1,269,038            $1,314,023
                                                           ==========            ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES

   Bank overdraft                                          $        0            $   21,331
   Accounts payable                                           328,353               294,623
   Other short term debt                                      376,280               359,149
   Due on Independent News Acquisition                        156,000               156,000
                                                           ----------            ----------

      Total current liabilities                               860,633               831,103
                                                           ----------            ----------

  LONG-TERM LIABILITIES

    Due to shareholder                                        240,311               240,311
    Accrual for litigation                                    960,000               960,000
                                                                                 ----------


       Total long term liabilities                          1,200,311             1,200,311
                                                           ----------            ----------

TOTAL LIABILITIES                                           2,060,944             2,031,414
STOCKHOLDERS' EQUITY (DEFICIENCY)

    Common stock
     $.01 par value, 20,000,000 shares authorized,
     12,505,496 and 12,505,496 outstanding at
     March 31, 2001 and December 31, 2000,
     respectively                                             125,055               125,055
     Additional paid-in capital                             7,896,509             7,896,509
     Retained earnings                                     (8,813,470)           (6,979,758)
                                                           ----------            ----------

Total stockholders' equity (deficiency)                      (791,907)             (717,391)

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIENCY)                                            $1,269,038            $1,314,023
                                                           ==========            ==========

                          UNICO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                               AND MARCH 31, 2000


                                                          2001                    2000
                                                      ------------             -----------
REVENUE
Advertising revenue                                   $    442,547                       0
Other                                                       25,955             $         0
                                                      ------------             -----------
Total revenue                                              468,503                       0
                                                      ------------             -----------

EXPENSES
Cost of sales                                              143,547                       0
Printing                                                   129,740
General and administrative                                 238,865                  33,953
Depreciation                                                14,532
Amortization of goodwill                                    16,333
                                                      ------------             -----------
Total expenses                                             543,017                  33,953
                                                      ------------             -----------
INCOME (LOSS) BEFORE INCOME TAXES                          (74,514)                (33,953)
INCOME TAX PROVISION                                            --                      --
                                                      ------------             -----------

NET INCOME (LOSS)                                     $    (74,514)            $   (33,953)

BASIC NET INCOME (LOSS) PER COMMON SHARE
Weighted average common shares outstanding
 Basic common shares                                    12,505,496               5,929,185
 Assuming dilution for unexercised options              12,505,496               6,029,185
 NET EARNINGS (LOSS) PER SHARE                        $      (0.01)            $     (0.01)

                           UNICO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000

                                                              2000                 1999
                                                            --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $(74,514)            $(33,953)

Adjustments to reconcile net income to net cash provided by operating activities:

 Accounts receivable                                          37,566                    0
 Receivable from shareholder                                       0               32,000
 Accounts payable                                             33,730               21,327
 Depreciation and amortization                                30,865                   --
 Accrued expense                                              (8,938)              (3,800)
 Other assets                                                (15,198)                   0
 Other liabilities                                           (21,331)                   0
                                                            --------             --------
Net cash provided by (used) by operating
 activities                                                  (17,820)              15,574
                                                            --------             --------

CASH FLOWS PROVIDED BY (USED) BY
 INVESTING ACTIVITIES
 Purchase of computer equipment                                    0              (16,274)
                                                            --------             --------

   Net cash provided (used) by Investing
    Activities                                                     0              (16,274)
                                                            --------             --------
CASH FLOW FROM FINANCING ACTIVITIES

 Loan from shareholder                                             0               18,000
 Equipment lease refinance                                    21,236                    0
                                                            --------             --------
     Net cash provided (used) by
      financing activities                                    21,236               18,000
                                                            --------             --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               3,416               17,300

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                                          128                4,910
                                                            --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  3,544             $ 22,209
                                                            ========             ========

                           UNICO, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                AT March 31, 2001


                                                                    Excess           Stock                              Shares of
                                  Retained         Capital           Over           Dividend           Total             Common
                                  Earnings         At Par            Par            Declared          Equity              Stock
                                -----------       ---------       -----------       ---------       -----------         ---------
As of
December 31, 1998               ($6,768,187)      $  18,773       $ 7,921,443       $ 172,665       $ 1,344,694         1,877,272

Correction # shares
outstanding                              --           1,686            (1,686)             --                --           168,600

Stock issued for services                --           1,333            11,167              --            12,500           133,313

Dividend paid                            --              --                --        (172,665)         (172,665)               --

Off-set of amount due to
subsidiary sale                          --              --        (1,106,399)             --        (1,106,399)               --

Stock issued in connection
with Silver Valley                       --           2,500             2,500              --             5,000           250,000

Contributions to capital                 --          35,000             7,500              --            42,500         3,500,000

Net Income-                        (211,571)             --                --              --          (211,571)               --

As of
December 31, 1999               ($6,979,758)      $  59,292       $ 6,834,525       $       0       ($   85,941)        5,929,185
                                -----------       ---------       -----------       ---------       -----------         ---------
Acquisition of
BidInvite                                --           1,000            (1,000)             --                --           100,000
Capital contribution                     --              --            80,000              --            80,000           300,000
Stock issued for
Services                                 --          33,713           286,980              --           320,693         3,071,311
Indy News Acquisition                    --          32,000           367,264              --           399,264         3,200,000
Cancellation of shares                   --            (950)          (15,376)             --           (16,326)          (95,000)
Net income for
The period                       (1,415,081)             --                --              --        (1,415,081)               --
                                -----------       ---------       -----------       ---------       -----------         ---------
As of
December 31, 2000                (8,394,839)        125,055         7,552,393               0          (717,391)       12,505,496
Net income
For the period                      (74,514)             --                --              --           (74,514)               --
                                -----------       ---------       -----------       ---------       -----------         ---------
As of March 31, 2001             (8,469,353)        125,055         7,552,393              --          (791,905)       12,505,496

Unico, Inc. and Subsidiaries
Notes To the Financial Statements
December 31, 2000 and
March 31, 2001


Note 1 - Organization and summary of significant accounting policies.

A - Nature of operation

In May, 1998 the Company entered into an agreement with NexGen to sell its only active subsidiary UMSI to NexGen. The Transaction was consummated in July, 1999.

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

Property and equipment consisted of the following at March 31, 2001 and December 31, 2000.


                                                                                     Estimated
                                    March 31, 2001      December 31, 2000          Useful Lives
Computer and other equipment               290,210                249,890               5 years
Leasehold improvements                      58,458                 58,458               5 years
(Less) Accumulated Depreciation           (196,491)              (181,959)
                                          --------               --------
Net Property and Equipment                 152,177                126,389

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

I - Leases

The Company sub-leases property at 24 Lakeside Avenue, Pompton Lakes, New Jersey from one of its wholly owned subsidiaries for $1,000 on a month to month basis. The subsidiary leases the overall property from a non-affiliated party for $3,800 per month. The lease is for a five year period expiring in March of 2003, and the rent expense for the period ended March 31, 2001 was approximately $11,400. Rent expense for the year 2001 and 2002 will be $45,600 per year and $5,700 for the first three months in 2003 For a total of 62,700. It is anticipated that the lease will be renewed.


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

Note 3 - Common stock

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

Throughout 200 and the first quarter of 2001, the Company issued stock for consultant and advisory services in varying amounts and at various times.

The Company made a 1 for 3 reverse stock split just before the SVE acquisition in 1999. This reverse stock split has been recognized in the Company's financial statements retroactive to 1988.

The stock transfer agent was changed in May of 1999 at which time, an additional 168,587 additional shares of stock were found. Management has not been able to determine for what purpose these shares were issued. These shares have been recorded as a reduction of paid in capital and an increase in capital stock at par.

Note 4 - Precision Communication Consultants acquisition

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

Note 5 - BidInvite Sale

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

Note 6 - Stock options

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

Note 7 - Litigation and contingencies

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

Note 8 - Going concern

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

Note 9 - Cancellation of debt

Prior to the Company's acquisition of The Independent News, NexGen had loaned The Independent News approximately $270,000. As part of the purchase transaction, NexGen converted their debt into the right to receive "trade credits" or free advertising. Accordingly, the Company has only recognized as a liability those amounts that it will ultimately incur as costs to provide free advertising, or $25,000

Note 10 - Subsequent event

On April 8, 2001, the Company filed with the Securities and Exchange Commission Form S-8 that registered approximately 3,500,000 shares of the Company, which were given to various employees, Directors, and consultants in lieu of cash payments for a total dollar amount of $70,000.

                     Managements Discussion and Analysis of
                 Financial Conditions and Results of Operations.

                       MANAGEMENT DISCUSSION AND ANALYSIS



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

Gross revenues for the first quarter totaled $468,503, which are in line with revenues reported for the first three months of 2000. (The Independent News was not owned by Unico, Inc. during the first quarter and, accordingly, these results are not included in this report.

Production and printing costs totaled $143,547 and $129,740 or 30% and 28% of gross revenue respectively. These costs are in line with the first quarter of 2000, although the Independent News was not owned by the Company at that time.

Prior to the acquisition of The Independent News, its shareholder, NexGen, advanced approximately $270,000 to the newspaper. In connection with the acquisition, NexGen agreed to convert its receivable from The Independent News into "trade credits," which essentially entitles NexGen to receive $270,000 of free advertising. The Independent News adjusted this liability to an amount which it believes is the cost of providing the free advertising, resulting in cancellation of debt in the amount of $245,000. This debt cancellation is accounted for as a non-recurring item.

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

The Company has signed a definitive agreement to acquire the Merrimack Publisher, a software company that produces and maintains software that is specific to the publishing industry. It is the Company's plan to integrate this software with its web-based advertising platform, the Local Times and to convert the current operating environment from its existing DOS based environment to a Windows environment.

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



Item 2. Change of Securities

The following information sets forth certain information as of March 31, 2001 for changes in securities since December 31, 2000. On April 8, 2001, the Company filed With the SEC Form S-8 registering 3,503,667 shares of its Common stock. The stock was given to various employees, consultants, and advisors in lieu of monetary payments.

Item 3. Defaults Upon Senior Securities.

NexGen, the seller of the Independent News, is claiming that the Company is in default on its $200,000 obligation to NexGen because of the Company's failure to pay interest and principle on the appropriate date. The Company believes it is not in default, because it has advanced monies to outside third parties on NexGen's behalf, and that certain misrepresentations were made concerning financial aspects of the Independent News.

Item 4. Submission of Matters to a Vote of Security Holders. None


Item 5. Other information. None.

Item 6. Exhibits and reports on Form 8-K. None.


                                   Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned , thereunto duly authorized, on May 14, 2001.


Unico, Inc.
Registrant

/s/ Ron Stoeppelwerth
------------------------------
    Ron Stoeppelwerth
    Director and CFO