Form 10QSB
period 2001-06-30
UNICO INC
filed 2001-08-24
CIK 797564

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

                                   UNICO, INC.
                                   Form 10-QSB
                                Quarterly Report
                       For The Period Ended June 30, 2001

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS ...............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ...............................   4


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS ..................................................   7

ITEM 2.  CHANGES IN SECURITIES ..............................................   7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................   7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................   7

ITEM 5.  OTHER INFORMATION ..................................................   7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................   7

SIGNATURES

ITEM 1.     FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to Unico, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.













               [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          UNICO, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001


                                     ASSETS

Current assets
     Cash and cash equivalents                                         $        --
     Accounts and notes receivable                                          82,223
                                                                       -----------
         Total current assets                                               82,223
                                                                       -----------
Fixed assets
     Equipment - net                                                        96,175
                                                                       -----------
         Total fixed assets                                                 96,175
                                                                       -----------
Other assets
     Goodwill                                                              921,115
     Gas, oil and mineral lease                                             40,000
     All other assets                                                       24,010
                                                                       -----------
         Total other assets                                            $   985,125
                                                                       -----------

         Total assets                                                  $ 1,163,523
                                                                       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Bank overdraft                                                    $    38,094
     Accounts payable                                                      370,088
     Other short term debt                                                 305,314
     Due on Independent News acquisition                                   156,000
                                                                       -----------
         Total current liabilities                                         869,496
                                                                       -----------
Long-term liabilities
     Due to shareholder                                                    240,311
     Accrual for litigation                                                960,000
                                                                       -----------
         Total long-term liabilities                                     1,200,311
                                                                       -----------

         Total liabilities                                               2,069,807
                                                                       -----------

Stockholders' equity (deficiency)
     Common stock, $.01 par value, 20,000,000 shares
         authorized, 16,005,496 shares issued and outstanding
         at June 30, 2001                                                  160,055
     Additional paid-in capital                                          7,587,393
     Retained earnings (deficit)                                        (8,653,732)
                                                                       -----------
         Total stockholders' equity (deficiency)                          (906,284)
                                                                       -----------

         Total liabilities and stockholders' equity (deficiency)       $ 1,163,523
                                                                       ===========

                           UNICO, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDING JUNE 30,


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,

                                                         2001             2000            2001             2000
                                                     ------------     -----------     ------------     -----------
Revenue
     Advertising income                              $    596,380     $        --     $  1,038,927     $        --
     Other income                                          11,567              --           37,522              --
                                                     ------------     -----------     ------------     -----------
     Gross income                                         607,947              --        1,076,449              --
     (Less) : cost of production                         (223,649)            (--)        (367,196)            (--)
                                                     ------------     -----------     ------------     -----------
          Gross profit                                    384,298              --          709,253              --
                                                     ------------     -----------     ------------     -----------

Expenses
     Postage                                              137,137              --          266,877              --
     Selling, general and administrative expenses         397,368         527,545          636,232         561,138
     Provision for litigation                                  --              --               --              --
     Depreciation of equipment                             16,834              --           31,366              --
     Amortization of goodwill                              16,333              --           32,666              --
     Debt elimination-sale of BidInvite                        --              --               --              --
                                                     ------------     -----------     ------------     -----------
          Total Expenses                                  567,672         527,545          967,141         561,138
                                                     ------------     -----------     ------------     -----------

Income (loss) from operations                            (183,374)       (527,545)        (257,888)       (561,138)
     Provision for income taxes                             1,005              --            1,005              --
                                                     ------------     -----------     ------------     -----------

Net income (loss) from operations                        (184,379)       (527,545)        (258,893)       (561,138)

Extraordinary items, net of taxes
     Write (down) of long term assets impaired                 --              --               --              --
     Income from cancellation of debt                          --              --               --              --
     Income (loss) from discontinued operations                --              --               --              --

Net income (loss)                                    $   (184,379)    $  (527,545)    $   (258,893)    $  (561,138)
                                                     ============     ===========     ============     ===========



Basic and dilutive earnings (loss) per share
     Income (loss) from continuing operations        $      (0.01)    $     (0.07)    $      (0.02)    $     (0.08)
                                                     ============     ===========     ============     ===========

Net income (loss) per share

Weighted average common shares
     Basic and dilutive common shares                  16,005,496       7,273,846       14,255,496       7,273,846
                                                     ============     ===========     ============     ===========

                          UNICO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            For the Years Ended December 31, 2000 and 1999 (audited)
               For the Six Months Ended June 30, 2001 (unaudited)

                                                         Common Stock                                  Retained          Net
                                                  -------------------------     Paid In     Dividend   Earnings        Equity
                                                     Shares        Amount       Capital     Declared   (Deficit)    (Deficiency)
                                                  -----------   -----------   -----------   --------  -----------   -----------
Balance as of December 31, 1998                     1,877,272   $    18,773   $ 7,921,443   $172,665  $(6,768,187)  $ 1,344,694

Correction number of shares outstanding               168,600         1,686        (1,686)                                   --

Stock issued for services                             133,313         1,333        11,167                                12,500

Dividend paid                                                                               (172,665)                  (172,665)

Off-set of amount received on sale of subsidiary                               (1,106,399)                           (1,106,399)

Stock issued in connection with Silver Valley
  acquisition                                       3,500,000        35,000         7,500                                42,500

Contribution to capital                               250,000         2,500         2,500                                 5,000

Net income (loss) for the period                                                                         (211,571)     (211,571)

                                                  -----------   -----------   -----------   --------  -----------   -----------
Balance as of December 31, 1999                     5,929,185   $    59,292   $ 6,834,525   $     --  $(6,979,758)  $   (85,941)

Acquisition of BidInvite                              100,000         1,000        (1,000)                                   --

Capital contribution                                  300,000                      80,000                                80,000

Stock issued for services                           2,976,311        32,763       271,604                               304,367

Independent News Acquisition                        3,200,000        32,000       367,264                               399,264

Net income (loss) for the period                                                                       (1,415,081)   (1,415,081)

                                                  -----------   -----------   -----------   --------  -----------   -----------
Balance as of December 31, 2000                    12,505,496   $   125,055   $ 7,552,393   $     --  $(8,394,839)  $  (717,391)

Net income (loss) for the period                                                                          (74,514)      (74,514)

                                                  -----------   -----------   -----------   --------  -----------   -----------
Balance as of March 31, 2001                       12,505,496   $   125,055   $ 7,552,393   $     --  $(8,469,353)  $  (791,905)

Stock issued for services                           3,500,000        35,000        35,000                                70,000

Net income (loss) for the period                                                                         (184,379)     (184,379)

                                                  -----------   -----------   -----------   --------  -----------   -----------
Balance as of June 30, 2001                        16,005,496   $   160,055   $ 7,587,393   $     --  $(8,653,732)  $  (906,284)
                                                  ===========   ===========   ===========   ========  ===========   ===========

                           UNICO, INC. AND SUBSIDIARY
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                            2001            2000
                                                                       ---------       ---------
Cash flows from operating activities
     Net income (loss)                                                 $(258,893)      $(561,138)
                                                                       ---------       ---------

Adjustments to reconcile net income to net cash
   Provided by operating activities:
      Income from cancellation of debt                                        --              --
      Income from debt elimination-sale of BidInvite                          --              --
      Provision for litigation                                                --              --
      Depreciation                                                        31,366              --
      Amortization                                                        32,666              --
      Stock issued for services rendered                                  70,000              --
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable, net                     99,723              --
      (Increase) decrease in other assets                                     --              --
      Increase (decrease) in accounts payable                             75,465         134,771
      Increase (decrease) in other current liabilities                   (53,835)         42,200
      Increase (decrease) in due on Independent News Acq.                     --              --
                                                                       ---------       ---------
                 Net cash provided (used) by operating activities         (3,508)       (384,167)
                                                                       ---------       ---------

Cash flows from investing activities
      Purchase of equipment                                               (1,152)        (72,666)
      Acquisition of subsidiary Independent News, net of cash                 --              --
      (Increase) in other assets                                         (12,231)             --
                                                                       ---------       ---------
                 Net cash provided (used) by investing activities        (13,383)        (72,666)
                                                                       ---------       ---------

Cash flows from financing activities
      Increase (decrease) in bank overdraft                               16,763              --
      Proceeds from sale of stock and additional capital                      --         313,217
      Increase (decrease) due to shareholder                                  --         139,092
                                                                       ---------       ---------
                 Net cash provided (used) by financing activities         16,763         452,309
                                                                       ---------       ---------

(Decrease) increase in cash and cash equivalents                            (128)         (4,524)

Cash and cash equivalents - beginning of period                              128           4,910
                                                                       ---------       ---------

Cash and cash equivalents - end of period                              $      --       $     386
                                                                       =========       =========



Supplemental cash flows disclosure
      Cash paid for interest                                           $      --       $      --
                                                                       =========       =========

NON CASH ITEMS
      Stock issued for services rendered                               $  70,000       $      --
      Provision for litigation                                                --              --
      Income from debt cancellation                                           --              --
      Income from debt elimination                                            --              --

                          UNICO, INC. AND SUBSIDIARIES
                      NOTES TO UNAUDITED INTERIM CONDENSED
                              FINANCIAL STATEMENTS
                       FOR THE PERIODS ENDED JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

      The interim financial statements at June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

      The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited interim financial statements for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - STOCK ISSUANCE

      On April 8, 2001, the Company filed with the Securities & Exchange Commission Form S-8 that registered approximately 3,500,000 shares of the Company, which were given to various employees, Directors, and consultants in lieu of cash payments for a total dollar amount of $70,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

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


The year 2000 had no revenue. Revenues were not generated until the Company acquired The Independent News on July 1, 2000. Consequently, income and expenses are not comparable between 2001 and 2000.

However, we can make some comparisons between the first and second quarters of 2001 Gross revenue for the three months ending June 30, 2001 were $607,947 compared to the prior three months ending March 31, 2001 of $468,502, an increase of $139,444, or up 30%. Gross profit for the same periods went from $324,955 to $384,298, an increase of $59,343, or up 18%.

Selling, general and administrative expenses are up $158,504, or up 66% for the three months ending June 30, 2001 of $397,368, compared to the three months ending March 31, 2001 of $238,864. The primary increase of $158,504 in selling, general and administrative expenses come from an increase in employee and non employee compensation and services, $70,000 of which is services for common stock in the Company. All other expenses are comparable between the first and second quarters of 2001.

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

As previously outlined in the "The Company's Business", The Independent News and the Company have developed a web-site that places advertisers' advertisements on the Internet permitting The Independent News to charge higher than normal advertising rates. This "platform" can be migrated to other non-competing newspapers allowing them to place their advertisers' advertisements on the Internet, permitting them to charge higher rates as well. The Company is marketing the web product to other newspapers without charging any up-front fees and shares in additional revenue by charging 50% of the additional revenue collected.

The Company plans to vigorously market this product, as it believes that approximately 90% of the 15,000 freely distributed newspapers in the U.S. do not have web-sites.

Mr. Joe Nicastro is the Publisher of The Independent News and has 15 years in the Newspaper business. He is also a Past President of the Independent Free Papers of America, the largest trade association of free papers in the U.S. and, as such, has numerous contacts in the industry.

The marketing efforts are largely conducted through personal contacts, attending trade shows at various locations throughout the U.S., distribution of marketing materials, and other personal approaches. The Company plans to hire a National Sales Manager and General Manager in the next several months to augment its expansion activities in this area.

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

In addition, the Company is seeking financing from outside sources.

                                    PART II

ITEM 2. CHANGES IN SECURITIES




The following information sets forth certain information as of June 30, 2001 for changes in securities since December 31, 2000. On April 8, 2001, the Company filed with the SEC Form S-8 registering 3,503,667 shares of its common stock. The stock was given to various employees, consultants, and advisors in lieu of monetary payments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. None.




SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 21, 2001.

Unico, Inc.
Registrant

/s/ Joe Nicastro

Joe Nicastro
President