Form 10QSB
period 2001-09-30
UNICO INC
filed 2001-11-29
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file no. 0-15303

UNICO, INC.

(Name of Small Business Issuer In Its Charter)

Delaware 73-1215433

(State of Other Jurisdiction (I.R.S. Employer

of Incorporation) Identification No.)

24 Lakeside Avenue, Pompton Lakes, NJ 07442

(Address of Principal Executive Offices) (Zip Code)

(973) 248-1177

(Issuer's Telephone Number, Including Area Code)

Check whether the issue: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practical date: As of November 21, 2001 the company had 16, 005,496 shares of common stock outstanding, $0.01 par value.

UNICO, INC.

Form 10-QSB

Quarterly Report

For the Period Ended September 30, 2001

TABLE OF CONTENTS

PART I

ITEM 1. Financial Statements. 2-4

ITEM 2. Managements' Discussion and Analysis. 6

PART II

ITEM 1. Legal Proceedings. 8

ITEM 2. Changes in Securities. 8

ITEM 3. Defaults Upon Senior Securities. 8

ITEM 4. Submission of Matters to a Vote of Security Holders. 8

ITEM 5. Other Information. 8

ITEM 6. Exhibits and Reports on Form 8-K. 8

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

UNICO, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2001

ASSETS

Current assets

Cash and cash equivalents $ -

Accounts and notes receivables 43,241

Total current assets 43,241

Fixed assets

Equipment - net 59,649

Total fixed assets 59,649

Other assets

Goodwill 61,572

Gas, oil and mineral lease 40,000

All other assets -

Total other assets $ 101,572

Total assets $ 204,462

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable $ 408,768

Other short term debt 295,758

Due on Independent News acquisition 156,000

Total current liabilities 860,526

Long-term liabilities

Due to shareholders 253,742

Accrual for litigation 960,000

Total long-term liabilities 1,213,742

Total liabilities 2,074,268

Stockholders' equity (deficiency)

Common stock, $.01 par value, 20,000,000 shares

authorized, 16,005,496 shares issued and outstanding

at September 30, 2001 160,055

Additional paid-in capital 7,587,393

Retained earnings (deficit) (9,617,254)

Total stockholders' equity (deficiency) (1,869,806)

Total liabilities and stockholders' equity (deficiency) $ 204,462

See Accompanying Notes To Financial Statements

UNICO, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2001

Three Months Ended Nine Months Ended

September 30, September 30,

2001 2000 2001 2000

Revenue

Advertising Income $ 128,175 $ 538,000 $ 1,167,102 $ 538,000

Other Income 1,792 31,568 39,314 31,568

Gross Income 129,967 569,568 1,206,416 569,568

(Less): cost of production 128,274 157,697 495,470 157,697

- Cross profit 1,693 411,871 710,946 411,871

Expenses

Postage 26,675 - 203,552 -

Selling, general and

administrative expenses 62,123 361,342 678,355 922,481

Provision for litigation - - - -

Depreciation of equipment 16,834 - 48,000 -

Amortization of goodwill 16,335 - 28,999 -

Write off of goodwill 843,210 - 843,210 -

Total Expenses 965,175 361,342 1,932,116 922,481

Income (loss) from operations (963,482) 50,529 (1,221,170) (510,610)

Provision for income taxes 40 - 1,045 -

Net Income (loss) from operations (963,522) 50,529 (1,222,215) (510,610)

Extraordinary items, net of taxes

Income from cancellation of debt - 245,000 - 245,000

Net income (loss) $ (963,522) $ 295,592 $(1,222,415) $ (285,610)

Basic and dilutive earnings (loss) per share

Income (loss) from

continuing operations $ (0.06) $ 0.01 $ (0.08) $ (0.06)

Extraordinary items

income (loss) - 0.03 - 0.03

Net earnings (loss) per share

outstanding $ (0.06) $ 0.04 $ (0.08) $ (0.03)

Weighted average common shares

Basic and dilutive common

shares 16,005,496 8,777,667 14,838,829 8,777,667

See Accompanying Notes To Financial Statements

UNICO, INC. AND SUBSIDIARY

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

2001 2000

Cash flows from operating activities

Net income (loss) $ (1,222,415) $ (265,611)

Adjustments to reconcile net income to net cash

Provided by operating activities:

Depreciation 48,200 -

Amortization 48,999 -

Stock issued for services rendered 70,000 -

Accounts receivable - 4,595

Receivable from shareholder - 35,000

Accounts payable - 126,609

Accrued expense - 57,700

Write off of goodwill 843,210 -

Changes in assets and liabilities:

(Increase) decrease in accounts receivable, net 138,705 -

(Increase) decrease in other assets 11,779 -

Increase (decrease) in accounts payable 114,145 -

Increase (decrease) in other current liabilities (63,391) -

Increase (decrease) in due on Independent

News Acq. - -

Net cash provided (used) by operating activities (10,768) (41,707)

Cash flows from investing activities

Disposal (purchase) of computer equipment 18,540 (74,637)

Net cash provided (used) by investing activities 18,540 (74,637)

Cash flows from financing activities

Increase (decrease) in bank over draft (21,331) -

Increase (decrease) due to shareholder 13,431 -

Loan from shareholder - 112,842

Capital stock - 36,218

Proceeds from sale of stock and additional capital - (41,557)

Proceeds from note payable - 200,000

Payment of note payable - (215,732)

Net cash provided (used) by financing activities (7,900) 91,771

(Decrease) increase in cash and cash equivalents (128) (24,573)

Cash and cash equivalents-beginning of period 128 32,429

Cash and cash equivalents-end of period $ - $ 386

Supplemental cash flows disclosure

Cash paid for interest $ - $ -

Non Cash items

Stock issued for services rendered $ 70,000 $ -

Acquisition of investment in Independent News - 1,060,000

Goodwill - 986,681

See Accompanying Notes to Financial Statements

UNICO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED

FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States pf America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates.

NOTE 2 - CEASED OPERATIONS

On August 10, 2001, The Independent News ceased operations as an independent newspaper, which was the most significant portion of its business. Certain debts and assets were either lost or canceled and the significant and the significant portion of goodwill became of no value. These amounts are all reflected in the unaudited financial statements. This ceasing of operations is reported in these unaudited financial statements as ongoing operations rather than as discontinued operations. Management is focusing on the operations of its other subsidiary, TheLocalTimes.

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

However, on August 10, 2001 The Independent News ceased operations and closed its doors. In the financial statements the reporting of The Independent News is reported as regular ongoing operations and not as discontinued operations because management believes some of its operations will continue, the extent of which is pending.

The year 2000 had no revenue through June 30, 2000. Revenues were not generated until the Company acquired The Independent News on July 1, 2000 and virtually stopped 13 months later on August 2, 2001. Consequently, income and expenses are not comparable between 2001 and 2000. No reasonable analysis between periods are made by management as the financial statements are not comparable between quarters.

Prior to the Company's acquisition of The Independent News, NexGen, the shareholder at the time, advanced approximately $270,000 to the newspaper. In connection with the acquisition by the Company, NexGen agreed to convert its receivable from the Independent News into "trade credits," which essentially entitles NexGen to receive $270,000 of free advertising. The Independent News adjusted this liability to an amount which it believes is the cost of providing the free advertising, resulting in cancellation of debt in the amount of $245,000.

The Company's wholly owned subsidiary TheLocalTimes.com, Inc. has developed TheLocalTimes.com, a fully integrated database driven web site that places newspaper and its advertisers on line. The Company is marketing TheLocalTimes.com to other newspapers without charging any up-front fees or installation costs, and offers a formula that will increase the newspapers revenue. TheLocalTimes.com is collecting a fee based upon the newspapers added revenue. The Independent News and the Company have developed a web-site that places advertisers' advertisements on the Internet permitting The Independent News to charge higher than normal advertising rates.

The Company plans to vigorously market this product, as it believes that approximately 90% of the nations 15,000 estimated newspapers in the U.S. should benefit from using TheLocalTimes.com.

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

The Company has signed a definitive agreement to acquire the Merrimack Publisher, a software company that produces and maintains software that is specific to the publishing industry. It is the Company's plan to integrate this software with TheLocalTimes.com and to convert the current operating environment from its existing DOS based environment to a Windows operating system.

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - None

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2001.

Unico, Inc.

Registrant

/s/ Joe Nicastro

Joe Nicastro

President