Form 10KSB
period 2001-12-31
UNICO INC
filed 2002-05-21
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2001

Commission File #0-15303

ABSS, Corp.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

73-1215433

(IRS Employer Identification Number)

315 Greenwich Avenue, Greenwich, CT 06830

(Address of principal executive offices ) (Zip Code)

(203) 422 0448

(Registrant's telephone no., including area code)

Unico, Inc. 24 Lakeside Avenue, Pompton Lakes, NJ 07442

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

Yes [ X] No [ ]

Check if there is no disclosure of delinquent filers in

response to Item 405 of Regulation S-B not contained in

this form, and no disclosure will be contained, to the

best of the registrant's knowledge, in definitive proxy

or information statements incorporated by reference in

Part III of this Form 10-KSB or any amendment to this

Form 10-KSB. (X)

Revenues for year ended December 31, 2001. $1,186,891

Aggregate market value of the voting common stock held by

non- affiliates of the registrant as of December 31,

2001, was:

$251,003

Number of shares of the registrant's common stock

outstanding as of December 31, 2001 was:

3,825,277

Transfer Agent as of December 31, 2001:

Olde Monmouth Stock Transfer Co., Inc.

77 Memorial Parkway, Suite 101

Atlantic Highlands, NJ 07716

PART I

Item 1. Description of Business

---------------------------------------

General

-----------

ABSS, Corp., (the "Company"), was incorporated on April 11, 1984 under the laws of the State of Delaware as CMS Advertising. On September 25, 1989 it changed its name to Unico, Inc., and again on April 25, 2002 ABSS, Corp. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises commenced in May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields.

The Company's Business

-------------------------------

As of December 31, 1998, the Company operated as a publicly-owned holding company with one active wholly-owned subsidiary, United Marketing Solutions, Inc., formerly United Coupon Corporation ("United Marketing"), involved in cooperative advertising. United Marketing is involved in cooperative direct mail advertising through franchising and production. The Company also operated and owned a second subsidiary during 1996, Cal-Central Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants.

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

On January 29, 1999, the shareholders of the Company approved the sale of all the issued and outstanding common stock of United Marketing to Next Generation Media Corp. ("NexGen"). The sale was effective and closed April 1, 1999. NexGen paid the Company: (i) $172,665 in cash; (ii) forgiveness of indebtedness owed by the Company to NexGen in the amount of $175,500; (iii) payment to the Company of approximately $164,000 for payments of certain debts of the Company to third-party creditors; and (iv) assumption of the Company's debt to its primary lender of approximately $402,000.

Following completion of the sale of United marketing, the Company intended to become a diversified Internet incubator holding company focused on the incubation, acquisition, and financing of young, development stage, high technology and multi-media companies. The Company successfully assembled a team of Internet and investment banking professionals and started to incubate several promising Internet related entities. The most promising Internet company was BidInvite.com, Inc., an electronic bid solicitation system and portal in regard to the construction industry. This concept was abandoned in the third quarter of 2000 largely because of the recent decline in technology stocks and, more specifically, the decline in Internet incubator stocks and the entire Internet industry itself. Some of these stocks lost over 95% of their value during the general decline in technology stocks.

After the close of the Internet operations, the Company decided to pursue a course of action that focused on finding quality "bricks and mortar" multi-media companies that had not yet capitalized on the additional exposure and other benefits of e-commerce utilizing the Internet.

The Company's management decided that companies focusing on the Internet as a pure Internet "play" would not be successful in the foreseeable future. Therefore, in July, 2000, the Company acquired from NexGen all the issued and outstanding stock of The Independent News for 3,200,000 shares of common stock, issuing $200,000 of its own debt secured by the stock in The Independent News and assuming a $60,000 note payable to a commercial bank owed by NexGen. On January 31, 2001, The Company incorporated The Local Times.com, Inc., and New Media, Inc. The Local Times is a web solution for weekly newspapers and its advertisers. New Media, Inc. was established to capitalize on the development and acquisition of newspapers within the highly profitable but fragmented newspaper industry nationwide.

After a little more than a year of the newspaper operations, the Company concluded that the newspaper in its present form never could be profitable. Therefore, the Company, in August 2001, ceased its newspaper operations. The Local Times was difficult to operate as an independent entity. The Company closed The Local Times as of the end of December 2001.

The Company, under partly new management, plans to develop a fashion-oriented holding and marketing company to capitalize on its knowledge; fashion, design, marketing and technology. The Company believes that it has identified a niche market to fulfill where it may take advantage of its ability to cost efficiently and timely produce fashion products and to bring its products to market competitively. To achieve this goal, the Company intends to apply modern technology to the traditional and obsolete wholesale segment of the industry and to capitalize on four primary opportunities: (a) developing and marketing its own and licensed fashion brands (b) acquiring or developing Internet properties related to the growing yet undeveloped B2B section of the fashion industry, (c) provide consulting services to fashion oriented clients and (d) develop its own boutique stores catering to the fashion oriented and cost conscious shopper in selected areas on the east coast and elsewhere in the United States.

On October 3, 2001 ABSS incorporated Money Bucket, Inc., a Nevada corporation, to become the operational unit of ABSS's fashion business. On December 17, 2001 ABSS entered into a license agreement with Cybernic Holdings, Inc., to (a) produce and brand Aleksander Blå, a line of medium to luxurious women's clothing and (b) to produce and develop a fashion related internet project, Fashion Expo. The agreement provides for among other things, that the Company will change its name to ABSS, CORP., and that the Company will reverse split its shares by 1:30 and issue 3,791,393 new restricted shares to Cybernic Holdings, Inc., the Company's major shareholder.

From time to time the Company may purchase majority as well as minority equity positions in companies. The Company is currently considering investments in a variety of fashion related businesses, including, but not limited to, companies in the internet shopping and style resource industry, the wholesale clothing industry, the commercial garment industry and retail clothing business and operations. No specific companies have been identified at this time.

The Company believes that its emphasis on branding unique new fashion designs together with income generating wholesale operations in conjunction with applying new technology to the wholesale operation segment of the industry, will enhance retailers and professional buyers loyalty to its and client's products and brands in competition with the market. In addition, management will continuously seek other business opportunities within the fashion industry that will make ABSS an attractive alternative to the traditional sources of capital described above.

Through its network and strategic partnering approach, the Company intends to offer the following business development support and advisory services to its portfolio companies and operative units:

1.Strategic guidance, branding and business positioning. The Management Team, its Advisory Board and the Company's strategic partners possess a combination of managerial, operational and technology experience, and have extensive relationships and work experiences in various fashion, retail, wholesale, design, production, internet and other interactive media markets and fashion magazines across the fashion business. This experience should provide the Company's partner companies with guidance in developing and refining their business strategies, products and branding concepts, as well as assisting them in positioning their businesses once their strategy has been developed.

2.Rapid product or service deployment support. The Company intends to employ or outsource a staff of technology developers and marketing consultants. The Company believes that by providing portfolio companies and clients with outstanding design and managerial assistance it will enable them to accelerate their development by allowing them to focus on key business goals and to tailor their existing business models for their market segment. Furthermore, providing portfolio companies and clients with marketing consultants will enable them to introduce their products to market more quickly and to promote their brand name more effectively. In addition, the Company plans to provide portfolio companies with legal and other assistance to guide and assist them in developing and protecting their intellectual property rights.

3.Human resources. Through the Company's strategic partners, the Company intends to assist its portfolio companies and clients in attracting and retaining management, finance and technology personnel.

4.Back-office support services. The Company intends to provide portfolio companies and clients with access to accounting, legal and other advisors to successfully complete necessary integrations and other tasks.

5.Access to other partner companies. The Company intends to create a community of fashion related businesses that exchange and develop ideas, technologies, products and services. The Company also expects cooperation among the portfolio companies to cross-market their products and services where appropriate, which the Company believes will increase brand recognition and penetration and reduce marketing costs for each company and clients.

Building a Market Presence

---------------------------------

The Company believes that to compete successfully within the changing fashion industry, portfolio companies and clients need to offer high quality, new brands and designs appealing to the affluent shopper at competitive rates and outstanding customer service. Loyalty with retailers and professional buyers are being built with outstanding service, convenient access to new brands and designs and easy access to the order process, which traditionally is a time consuming and inefficient process.

Many of the Company's potential portfolio companies and clients want to develop both new brands with production facilities in cost competitive areas internationally and to offer its products through Internet-based business platforms. To do so independently, research and development and other start-up costs of developing those facilities and marketing platforms may negatively impact their operations or financial statements. The Company believes that this presents an opportunity for these companies to partner with, being acquired by or a becoming a client of ABSS, which would provide such services and assisting these companies to grow.

Company History

----------------------

ABSS was incorporated on April 11, 1984 as C M S Advertising, Inc. under the laws of the State of Delaware. On September 25, 1989 the company changed its name to Unico, Inc., and again on April 25, 2002 to ABSS, Corp. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises commenced in 1984. In September of 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand the Company operations through the acquisition of existing businesses operating in related fields.

As of December 31, 1998, the Company operated as a publicly-owned holding company with one active wholly-owned subsidiary, United Marketing, involved in cooperative advertising. On January 29, 1999, the shareholders of the Company approved the sale of all the issued and outstanding common stock of United Marketing to NexGen. The sale was effective April 1, 1999. As of June 25, 1999, the Company acquired Silver Valley Energy, which included the assets of the Glass Mountains "799" property comprising oil and gas reserves located in Pecos County, Texas in exchange for stock of the Company. The lease has expired and the total value has been written as of December 31, 2001. In March, 2000, the Company acquired all the issued and outstanding stock of BidInvite for 100,000 shares of stock. This company's business plan envisioned an internet based bid solicitation system for the construction industry, a process that is now entirely manual. However, because of the decline in the value of internet stocks, the project was abandoned in the third quarter of 2000. This company was sold in September, 2000 for $1,000,000 that is payable only in the event the purchaser is successful in obtaining the necessary financing to fund the business plan. Because of this contingent aspect, no recognition in given to the sale in the Company's financial statements.

On July 1, 2000 the Company acquired Independent News, a weekly and monthly newspaper circulated to more than 70,000 homes in northern New Jersey for cash, stock and assumptions of certain liabilities. On January 31, 2001, ABSS incorporated The Local Times.com, Inc., and New Media, Inc. The Local Times was a web solution for weekly newspapers and its advertisers and New Media, Inc. was the acquisition vehicle established to acquire additional newspapers. Due to the loss of financial incentives, ABSS ceased its newspaper operations during August 2001 and its online activities as of the end of the year 2001.

On October 3, 2001 ABSS incorporated Money Bucket, Inc., a Nevada corporation, to become the operational entity for ABSS's fashion operations.

On December 17, 2001 the Company entered into a revenue based licensing and marketing agreement with Cyber Holding to produce and market Aleksander Blå, a fashion brand and concept of women's clothing.

Revenues and earnings from fashion-oriented companies vary as a result of the transactional orientation of the business and the change in national and regional business and market conditions. The Company's goal is to diversify its revenue and earnings by: (i) branding and market its flagship brand, Aleksander Blå; (ii) creating a portfolio of partner companies, subsidiaries and clients with products that fit into the Company's collections of brands; (iii) acquire or develop internet technology to help bring its portfolio of brands to market and to enhance its customers loyalty by offering outstanding quality, service and convenient access to the brands and designs at competitive pricing and to ease the order process over the Internet; (iv) applying its strategic partners expertise to the international market place thereby diversifying the regions from which its revenue may be generated. In order to increase the Company brand image as well as provide for an actively database of deal flow, the Company also intends to expand its presence on the internet. The Company believes that such capabilities will enable it to reach a far broader and potentially more lucrative strategic partner base.

From time to time the Company may purchase equity positions in companies. The Company is currently considering investment in a variety of fashion related businesses, including, but not limited to, the Internet Shopping and Style Resource industry, the Wholesale Clothing Industry and the Commercial Garment Industry. No specific companies have been identified at this time.

The Company believes that its emphasis on branding unique new fashion designers together with income generating wholesale operations and to seek other business opportunities within the fashion industry will make ABSS an attractive alternative to the traditional sources of capital described above.

Through its network and strategic partnering approach, the Company intends to offer the following business development support and advisory services to its portfolio companies and operative units:

Company Strategy

-----------------------

Our strategy is to use the Company's industry, technological and capital markets expertise and strategic network to develop and grow the Company's portfolio and partnerships to achieve superior returns for our stockholders. The Company will focus on developing, operating and entering into strategic alliances with companies conducting business in what the Company believes to be the most compelling segments of the fashion industry. For example, the Company believes in producing and marketing clothing for the fashion-conscious women who always follows the latest trends, and not being loyal to any particular style or trend. She is always on the lookout for a new look. The Company also believes in creative and innovative designers that can make an impact in the contemporary to bridge sections of women's couture. Instead of providing a fixed number of collections a year, the Company believes in following the trends and to offer new products on an ongoing basis to its customers over the internet, at show rooms and by actively visiting its buyers. However, the emphasis will be the present new ready to wear collections on fall and spring. The Company will brand portfolio companies' and clients' fashion brands by seeking increased exposure in media and by participate in appropriate trade shows nationwide and internationally. It will also maximizing profits by outsourcing to contractors what can be produced and accomplished cost efficiently outside the company while keeping low overhead costs. By combining marketing efforts as trade shows, the internet and actively visiting stores and store owners, who traditionally are skilled sales oriented small entrepreneurs, the Company will maximize marketing exposure and cost efficient get new products to the customer. Profit sharing arrangements with portfolio companies and clients will enable the Company to participate in profit maximizing programs. The Company believes that it can build value for stockholders through positive cash flow from operations and the long-term capital appreciation of portfolio companies and branding of selected fashion brands. The Company does not plan to pay a shareholder's dividend, but to use internal profits, if any, to build the company. The Company intends, within the foreseeable future, to become the fashion industry entrepreneur's partner of choice. It intends to provide portfolio companies and clients with the following business development resources:

1. Ongoing marketing, technical and financial expertise.

2. Strategic and general business development

guidance.

3. The expertise of our management team and

members of our advisory board to assist our

portfolio companies and clients in identifying and

capitalizing on business development and

strategic partnership opportunities.

4. Enhanced visibility and cross-marketing

opportunities for our portfolio companies'

and clients' affiliations with ABSS and the

Company's other operations. Create a community

among our portfolio companies and clients.

5. The Company intends to create a community of

businesses where the joint development and

exchange of ideas, technologies, products, and

services is encouraged and facilitated. ABSS

will also encourage the exchange of best

practices between portfolio companies and clients

in many areas, including business formation, human

resources management, sales and marketing and

technology development. The Company may

develop or acquire companies that provide

technical, marketing and development support to

other portfolio companies.

6. Build the ABSS brand. The Company's plans to

promote an entrepreneurial spirit by funding,

supporting and counseling entrepreneurs. The

Company believes that as it develops public

awareness of the brand, it will become valuable

to portfolio companies and clients, providing them with

enhanced visibility and a strong network of

strategic, technical and managerial support;

7. Influence the decision-making process. The

Company will generally seek to acquire equity

interests in portfolio companies and strategic

partnerships that are large enough to enable it

to have a significant influence over the

management and policies of those companies and

partnerships, thereby further protecting the Company's

investment.

The Company's Fashion /Garment Focus on the Internet

---------------------------------------------------------------------

The Internet has made Fashion to become global. The Internet enables millions of people to obtain and share information, to communicate and to conduct business electronically. The Company intends to create, develop and operate companies competing in a variety of the fashion and garment industry conducting business over the Internet, such as retail operations (etail), fashion magazines and internet related global bid solicitation trade and outsource contracting (e-commerce).

Investment Structure and Revenue Model

----------------------------------------------------

The Company believes that there are several key elements to evaluating the potential success of a Company. The Company intends to focus on portfolio companies exhibiting one or more of the following characteristics:

Management. The entrepreneurs who will guide the strategy or technological development of a new venture are critical to its success. The Company will focus on attracting and partnering with companies with management teams that demonstrate leadership, design, marketing and/or technology skills. The Company believes that the flexibility on an entrepreneur is extremely important. Management may need to adapt and refine its business plan to adjust to changes in market conditions, the introduction of new competition and possible strategic failures.

Multiple revenue streams. The Company believes that many successful fashion oriented companies generate revenue from more than one source. Potential sources of revenue include licensing fees from clients, revenue from operating portfolio companies, advertising, wholesale operations, retail operations and electronic commerce.

Design and Technology advantages. In addition to providing a new or unique design and excellent management, the Company believes that portfolio companies and clients should have a technological advantage to enhance profit margins and to gain production or innovation advantages.

Complimentary Companies. The Company will focus on companies that will be able to interact with, cross-market with, or provide services or products that are complimentary to those offered by another portfolio company or client.

Equity Investments. Instead of draining portfolio companies and clients of their working capital, the Company intends to acquire equity interests in partner companies with initial investments provided in exchange for consultant or other services. These interests will usually represent a minority stake in the enterprise, which can increase depending on the stage of the company's development, financial position and the entrepreneur's objectives. As the Company's partner companies develops, the Company intends to provide additional capital and business development support and increase its ownership in those companies by providing additional growth capital as needed. The Company intends to strive to structure its investments so that it has rights of participation in and control over material decisions affecting the portfolio company, including the right to approve business plans, mergers and acquisitions, management compensation, stock and option issuance and corporate borrowing. The Company also expects to negotiate to obtain additional rights, including registration rights, rights of first refusal, buy/sell arrangements, anti-dilution protection and preemptive rights relating to the portfolio company's issuance of additional equity.

The Company anticipates that it will realize returns from our investments through operating cash flow, long-term capital appreciation, and mergers and acquisitions. The Company intends to carefully consider each of these liquidity events with a focus on selecting a strategy that maximizes the Company's value.

Consultant fees. The Company provides consultant services to portfolio companies and clients for which it earns consultant fees. From time to time, the Company intends to convert accumulated and earned fee for additional equity in portfolio companies and clients.

Competition

---------------

The fashion industry is highly competitive. The Company may encounter intense competition from other companies seeking to invest in the Company's segment of the fashion industry. Traditional venture capital and private equity firms have dominated investments in such companies. In addition, several public companies and private ventures devote significant resources to providing capital and other resources to entrepreneurs and their emerging companies. Finally, corporate strategic investors and other significant companies are significant investors in the fashion industry. These strategic investors also include many of the larger fashion companies, which are also a source of competition for the Company, as these groups often partner with emerging companies to seek to obtain access to a promising products or designers.

Many of these potential competitors may have more experience identifying, investing in and advising emerging fashion companies and may possess greater financial, personnel or other resources or industry contacts than the Company. Competition to invest in a limited number of emerging businesses could cause the company to pay higher prices for its investments. These inherent competitive disadvantages to the Company may make acquisition or investment opportunities more difficult to accomplish and may compel the Company to select less attractive investment prospects. Further, the Company cannot assure that its efforts to differentiate itself from competition will prove to be effective or that the Company ultimately will be able to compete effectively in the acquisition of equity stakes in attractive established or emerging fashion related companies.

Government Regulation

------------------------------

With the exception of regulation applicable to businesses generally, most fashion -related companies are not currently regulated by any government agency. Due to the increasing international trade and use of the Internet, it is possible that a number of laws may be adopted that will apply to the Internet and global trade that in the future will affect the Company's portfolio companies and financial results. These potential laws cover issues including but not limited to:

Trade quotas on import/export;

Import tariffs and quotas or other regulations on imported gods and raw material such as fabrics or finished products and export tariffs or other costs on sold products to foreign countries

Internet related restrictions;

Dissemination of information, pricing of goods and services offered and types of products and services offered.

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

Employees

---------------

The Company had one full time employee as of December 31, 2001. The Company relies on its ability to recruit additional employees and consultants on an as needed basis.

Item 2. Description of Property

--------------------------------------

As of December 31, 2001, the Company operated its corporate headquarters through an executive office located at 315 Greenwich Avenue, Greenwich Connecticut 06830. This space is provided by a client at the cost of $300 per month.

Item 3. Legal Proceedings

---------------------------------

On April 20,2000, the Company was sued by the seller of Silver Valley Energy (Southwin Financial LTD) for breach of contract in the 104th District Court in and for Taylor County, Texas. This suit resulted in default judgments in the amount of $960,000 in Texas and Connecticut on January 16, 2001. The Company believes that the matter can be negotiated and resolved out of court on favorable terms.

On November 20, 2000 the Company was sued by the former Chairman and CEO of BidInvite, one of the Company's subsidiaries, alleging that an oral contract existed requiring the Company to deliver to the former Chairman and CEO 100,000 share of free trading stock, among other things. This suit resulted in a default judgment. No such contract was made between the former Chairman and an officer or Director of the Company and the Company believes that the suit is without any merit. The Company is preparing to make an attempt to have the judgment vacated.

Item 4. Submission of Matters to a Vote of Security Holders

-------------------------------------------------------------------------

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

-------------------------------------------------------------------------------------

On December 31, 2001 there were approximately 500 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock exceeds 500. The Company's common stock was formerly traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). During 1997, the Company no longer qualified for this listing and is now available through electronic trading services via the NASD OTC Electronic Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through December 31, 2001 and as available through electronic trading services subsequent to such date.

Common Stock Bid

High Low

2000

------

First Quarter $1.88 $1.75

Second Quarter 1.31 .39

Third Quarter .41 .25

Fourth Quarter .17 .06

2001

First Quarter $.13 $.06

Second Quarter .08 .05

Third Quarter .21 .10

Fourth Quarter .15 .06

Dividends

On January 29, 1999, the Company declared a cash dividend of $.10 a share to shareholders of record as of December 31, 1998 in consideration for the sale of United Marketing Solutions, Inc. The Company has not declared or paid a dividend since that date. The Company intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis Plan of

Operation

------------------------------------------------------------

Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands, future legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs.

General

------------

On April 1, 1999, the Company sold its only asset, the stock of its operating subsidiary United Marketing to NexGen. This sale was agreed to in May of 1998 and ABSS received $1,106,000. The Company declared a stock dividend of $172,000 in December 1998 to be paid in 1999. The subsidiary was in the franchising of cooperative direct mail advertising distributorship business. As a result of the above-described transaction, ABSS became a publicly traded "shell" company. The Company, immediately after the sale of United Marketing, had no assets and no liabilities. The Company was funded by two new shareholders, Nathan International and TC Equities, selected a new board of directors and management team and changed its business plan.

The Company has on December 17, 2001 entered into a license and marketing agreement to brand and produce Aleksander Blå, a fashion brand of women's clothing.

The Company intends to become a diversified holding company focused on marketing and branding of fashion brands, production and sales of women's clothing, and development of fashion related companies. ABSS's mission is to focus on businesses where ABSS can add significant value through its network of relationships and the Company's experience in building distribution, developing brands and financing.

The Company believes that its primary strengths are: (i) its ability to attract seasoned management enabling the Company to execute its forecasted operations; (ii) its vast knowledge and experience within fashion related businesses enabling the Company to identify suitable clients and acquisition candidates; (iii) its relationships and access within high technology enabling ABSS to build and obtain state of the art electronic operations; its marketing skills enabling the Company to bring new products to market competitively and (iv) its negotiating skills enabling the Company to acquire attractive development stage companies on favorable terms and to enter into consultant agreements favorable to the Company, and to provide the necessary funding and guidance, enabling these portfolio companies to implement their plans and operations.

No meaningful comparison can be made between 2000 and 2001 because of the close of its newspaper operations and the entrance into a completely new business for the Company. The Company's net loss for 2001 of $1,480,042 was primarily due to the close of the newspaper operations and the write off of long term-assets.

Item 7. Financial Statements

-----------------------------------

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants

on Accounting and Financial Disclosure

-------------------------------------------------------------------------

None.

PART III

Item 9. Directors, Executive Officers, Promoters and

Control Persons; Compliance With Section 16(a)

of the Exchange Act

-----------------------------------------------------------------

The directors and officers of the Company and its subsidiaries, as of December 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

With Company

Name Age Since Director/Position

----------------------------------------------------------------------------------------------------------------------------

Benny Blom 46 2000 Chairman, President and Chief Executive Officer

Business Experience

-------------------------

BENNY J. BLOM, born on August 18, 1955 in Sweden. Graduated from Svenska Akupunkturskolan as doctor in traditional Chinese medicine, Stockholm 1985. Continued post graduation studies in Sweden between 1985 - 1989 in regard to leadership, psychology and business administration. While studying, Mr. Blom was during the years of 1976 - 1979 working as an apprentice with Johnson & Co., where Mr. Blom re-organized the internal business administration and assisted the new management in reducing costs, streamlining production and overall revamped the reporting system between middle management and senior leadership. Between the years of 1979 to 1984, Mr. Blom worked as a business and management consultant for troubled Swedish and Scandinavian enterprises, resulting in many successful turnarounds for Swedish and neighboring countries' companies. In 1985 Mr. Blom established, organized and obtained as the lead partner, Bio Medical a company focused on providing treatment and medicine based on traditional Chinese medicine. Mr. Blom successfully sold his partnership in Bio Medical to his other partners in 1987. During 1988 - 1989, Mr. Blom worked as an independent marketing consultant for several companies in the medical industry resulting in the successful introduction of many medical and technical products to the markets in Sweden and South America. During the years between 1989 and 1992, Mr. Blom worked again as an independent business consultant and provided strategic planning for design, retail and whole sale operations of leather goods and women's apparel, export and import trade and establishing of whole sale accounts for products originated in Eastern Europe and South America for the European market. Mr. Blom also worked as an independent consultant between 1989 - 1992 as a marketing adviser in regard to the privatization process in Eastern Europe. In 1992, Mr. Blom moved to Chile to become the president of IBC, S/A, a business consultant firm providing computer consulting services to domestic and international clients. In 1994, Mr. Blom established IBC's offices in Mar del Plata, Argentina, which he left 2001 while focusing on Nateko S/A, a software and Internet company established by Mr. Blom in 2000. Following the international crash in the Internet market, Mr. Blom closed the operations of Nateko in 2001 and established Argentina Viking Group, S/A., a company providing high tech security systems to banks and other financial institutions in South America and Europe.

While working closely with local government and the business community in Mar del Plata, Mr. Blom has initiated and executed the project "Mar del Plata High Tech City". Currently, Mr. Blom is lobbying for a local project on national level to make Mar del Plata a tax free zone for high tech production, and development, and a world class design and production center for fashion in competition with Europe and North America.

Certain Legal Proceedings

--------------------------------

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation

-----------------------------------------

Summary Compensation Table

Annual Compensation

Name and Principal Position Year Salary Bonus Restricted Stock Award

----------------------------------------------------------------------------------------------------------------------

Jay R. Weppler Chairman 2001 100,000

Joseph Nicastro President 2001 $101,000 400,000

Ron Stoeppelwerth CFO 2001 400,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

--------------------------------------------------------------------------------------------

The following table sets forth as of December 31, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Number of Shares of

Name of Beneficial Owner/ Common Stock % of Beneficial

Identity of Group Beneficially Owned Ownership

-----------------------------------------------------------------------------------------------------------------------------------------

Cybernic Holdings, Inc. 2,151,923 56%

Item 12. Certain Relationships and Related Transactions

-----------------------------------------------------------------------------

On December 17, 2001 the Company entered into a licensing and marketing agreement to produce and market Aleksander Blå, a fashion brand of women's clothing. In consideration for the transaction, the Company agreed to reverse split its issued and outstanding shares with one new share for each thirty old shares of the Company and to issue 3,791,393 new restricted shares to Cyber Holding. The Company believes that the value and consideration for the transactions is fair and reasonable.

Transactions with Management and Others

-----------------------------------------------------

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

The operations of the Company is currently being funded by its majority shareholder, Cyber Holding. Debt as of December 31, 2001 equals $137,200.

PART IV

Item 13. Exhibits and Reports

------------------------------------------

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

ABSS, Corp.

May 20, 2002

By: /s/ Benny Blom

----------------------

Benny Blom

Chairman, President and CEO

And Director

Pursuant to the requirements of the Securities Exchange

Act of 1934, this report has been signed below by the

following person on behalf of the registrant and in the

capacity and on the dates indicated.

Name Title Date

----------------- --------- -----

/s/Benny Blom Chairman, Chief Executive Officer, May 20, 2002

President and Director

ABSS, CORP. AND SUBSIDIARIES

f.k.a.

UNICO, INC.

Audited Financial Statements

and

Report of Auditors

December 31, 2001 & 2000

ABSS, CORP. AND SUBSIDIARIES

f.k.a.

UNICO, INC.

TABLE OF CONTENTS

December 31, 2001 & 2000

INDEPENDENT AUDITOR'S REPORT F-1

FINANCIAL STATEMENTS:

Balance Sheets F-2

Statements of Operations F-4

Statements of Stockholders' Equity F-5

Statements of Cash Flows F-6

NOTES TO FINANCIAL STATEMENTS F-7

SELLERS & ASSOCIATES. P.C.

5230 South 500 West

OGDEN, UTAH 84405

PHONE: 801-476-0270 FAX 801-475-6811 E-MAIL to:SellersAssoc@aol.com">SellersAssoc@aol.com

Independent Auditors' Report

ABSS. CORP. AND SUBSIDIARIES

Greenwich, CT

We have audited the accompanying balance sheets of ABSS, Corp. and Subsidiaries, a Delaware corporation, as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On August 3, 2001 Independent News, the Company's sole operating subsidiary, ceased operations. Management is unable to provide adequate documentation to audit this subsidiary's statement of operations for the year ended December 31, 2001 which is included in the year ended December 31, 2001 financial statement. Because of the inability to audit the statement of operations for the subsidiary Independent News we are unable to express an opinion on the consolidated statement of operations for the year ended December 31, 2001.

In our opinion, except for the inability to audit the consolidated statement of operations for the year ended December 31, 2001 the financial statements referred to above present fairly, in all material respects, the financial position of ABSS, Corp. and Subsidiaries as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sellers & Associates, P.C.

Sellers & Associates, P.C.

Ogden, Utah

April 30,2002

ABSS, CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

YEARS ENDING DECEMBER 31,

	2001	2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 24,074	$ 128
Accounts and notes receivable - trade (net of allowance for uncollectible accounts of $-0- and $42,289 for 2001 and 2000 respectively)	-	181,946
Total current assets	24,074	182,074
PROPERTY AND EQUIPMENT, AT COST Net property and equipment	17,127	126,389
Net Property and equipment	17,127	126,389
OTHER ASSETS Oil and gas lease rights	-	40,000
Goodwill (Net of amortization of -0- and $32,900 for 2001 and 2000 respectively)	-	953,781
All other assets	-	11,779
Total other assets	-	1,005,560
TOTAL ASSETS	$ 41,201	$ 1,314,023

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

YEARS ENDING DECEMBER 31,

	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ -	$ 21,331
Accounts payable	450,937	294,623
Other current liabilities	5,165	359,149
Due on Independent News acquisition	-	156,000
Total current liabilities	456,102	831,103
LONG-TERM LIABILITIES Due to shareholder	137,868	240,311
Accrual for litigation and judgments	1,200,000	960,000
Total long-term liabilities	1,337,868	1,200,311
Total liabilities	1,793,970	2,031,414
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, Series A,C, & Redeemable All recalled and retired	-	-
Common stock $.01 par value, 20,000,000 shares authorized, 3,825,277 and 1,250,550 shares issued and outstanding as of December 31, 2001 and 2000	38,253	12,506
Additional paid-in capital	8,083,859	7,664,942
Retained earnings (deficit)	(9,874,881)	(8,394,839)
Total stockholders' equity	(1,752,769)	(717,391)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 41,201	$ 1,314,023

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2001 (AUDITED)	2000 (AUDITED)
REVENUE Advertising income	$ 1,186,891	$ 1,068,641
Other income	-	43,963
Gross income	1,186,891	1,112,604
COST OF PRODUCTION	709,567	370,863
Gross profit	477,324	741,741
EXPENSES
Postage	293,552	263,206
Selling, general and administrative expenses	565,686	1,143,013
Provision for litigation	240,000	960,000
Depreciation of equipment	20,347	34,271
Amortization of goodwill	38,371	32,900
Debt (elimination) - sale of BidlinInvite	-	(31,568)
Write (down) of long-term assets impaired	955,410	-
(Cancellation) of debt	(156,000)	(245,000)
Total expenses from operations	1,957,366	2,156,822
INCOME (LOSS) FROM OPERATIONS	(1,480,042)	(1,415,081)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (1,480,042)	$ (1,415,081)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
NET EARNINGS (LOSS) PER SHARE	$ (0.75)	$ (1.51)
Weighted Average Common Shares
Basic and dilutive common shares	1,984,748	938,425

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS" EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Net Equity (Deficiency)
	Series A		Series C		Shares	Amt
	Shares	Amt	Shares	Amt
Balance December 31, 1999	-	$-	-	$-	592,919	$ 5,929	$6,887,888	$(6,979,759)	$(85,941)
Acquisition of BidInvite					10,000	100	(100)		-
Capital Contribution					30,000	300	79,700		80,000
Stock issued for services					297,631	2,977	301,390		304,367
Independent News Acquisition					320,000	3,200	396,064		399,264
Net Income (loss) for the period								(1,415,081)	(1,415,081)
Balance December 31, 2000	-	$-	-	$-	1,250,550	$12,506	$7,664,942	$(8,394,839)	$ (717,391)
Stock issued for services					1,092,804	10,928	150,406		161,334
Stock issued for debt payoff					1,481,923	14,819	268,511		283,330
Net income (loss) for the period								(1,480,042)	(1,480,042)
Balance December 31, 2001	-	$-	-	$-	3,825,277	$38,253	$8,083,859	$(9,874,881)	$(1,752,769)

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,480,042)	$ (1,415,081)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cancellation of debt	(156,000)	(245,000)
Debt elimination - sale of BidInvite	-	(31,568)
Provision for litigation	240,000	960,000
Depreciation and amortization	58,718	67,171
Write off long lived asset - oil & gas lease rights	40,000	-
Write off long lived asset - goodwill, net	915,410	-
Abandonment of fixed assets	88,915	-
Stock issued for debt cancellation	283,330	-
Stock issued for services rendered	161,334	304,367
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade, net	181,946	(181,946)
(Increase) decrease in receivable from shareholder	-	35,000
(Increase) decrease in other assets	11,779	(11,779)
Increase (decrease) in accounts payable	156,314	251,242
Increase (decrease) in other current liabilities	(353,984)	359,149

Net cash provided (used) by operating activities	147,720	91,555
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(72,668)
Acquisition of subsidiary (Independent News), net of cash	-	(242,841)

Net cash provided (used) by investing activities	-
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(21,331)
Increase (decrease) in due to shareholder	(102,443)
Issuance common stock	-
Net cash provided (used) by financing activities	(123,774)
(DECREASE) IN CASH AND CASH EQUIVALENTS	23,946

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	128

CASH AND CASH EQUIVALENTS, END OF YEAR	27,074	128

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$ -	$ 2,646

NON CASH ITEMS:
Stock issued for services rendered	$ 161,334	$ 320,693
Stock issued for debt payoff	283,330	-
Provision for litigation	240,000	960,000
Debt cancellation	156,000	245,000
Write off long lived asset - goodwill	953,781	-
Write off long lived asset - oil & gas lease rights	40,000	-
Debt elimination - sale of BidInvite	-	31,568

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization and Nature of Business

History

The Company incorporated May 11, 1984 under the laws of the State of Delaware as C.M.S. Advertising and changed its name to Unico, Inc. on September 25, 1989 and again to ABSS, Corp. on April 25, 2002. In May, 1998 the Company entered into an agreement to sell its only active subsidiary, United Marketing Solutions, Inc. (UMSI) to NexGen. This left the Company as a publicly traded "shell" company.

In May 1999 the Company acquired all of the stock of Silver Valley Energy (SVE). SVE owned oil, gas and mineral lease rights on approximately 1,200 acres of land located in Texas. SVE was inactive when acquired and remained inactive throughout the time SVE has been owned and controlled by the Company. SVE owned the lease rights, the lease rights being the only asset, and it had no liabilities. In 2001 SVE did not pay the renewal fees to retain the lease rights and therefore lost its only asset, the lease rights.

On March 1, 2000 the Company acquired all of the issued and outstanding stock of BidInvite, Inc. (BI) for 10,000 shares of stock. The business plan of BI envisioned an internet based bid solicitation system for the construction industry. This acquisition was accounted for on the purchase method. On September 15, 2000 the Company sold a 95% interest in BI, to foreign investors for a $1,000,000 non-interest bearing note. Under the terms of this note, payment of $500,000 is to be made if and when the purchasers are able to secure $3,000,000 in financing for BI business plan. Additionally, another $500,000 will be due if and when the purchasers are able to obtain another $3,000,000 of financing. Because of the contingent nature of the sale of BI, no revenue recognition of the sale has been reflected in the Company's financial statements. The Company is not aware of any activity going on with BI since selling its interest in BI. All investment and debt in BI has been eliminated from the financial statements of the Company.

In July 2000, the Company acquired all of the issued and outstanding stock of The Independent News (IN), a freely distributed newspaper in Northern New Jersey, having a circulation of 110,000 for 320,000 shares of Company stock. The newspaper employed approximately 25 individuals actively engaged in the publication of the newspaper, selling advertising, and distribution activities. This was accounted for as a purchase transaction with the excess of liabilities assumed over the assets received recognized as goodwill.

The Company initially ran the newspaper business through IN. Later in 2000 the Company created Pompton Valley Publishing Co. (PVP), and passed all operations of IN into it. This was accounted for as a transfer of assets and liabilities at cost with no gain or loss recognized in the transaction. In August 2001 all newspaper and related activities ceased and both IN and PVP went out of business.

On October 3, 2001 the Company created the wholly owned subsidiary Money Bucket, Inc., (MBI) a Nevada corporation. At December 31, 2001 this is the only subsidiary of the Company that remains active. The purpose of MBI is to develop and market fashion wear on the internet.

The Company is authorized to issue up to 20,000,000 shares of common stock, $.01 par value. The Company also has class A preferred stock and C preferred stock, none of which are issued or outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board.

On August 24, 2001, the Company reversed split its shares by one new share for ten old ones. All references to stock issuance in the financial statements and notes to financial statements have accordingly been adjusted.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its books and records on the accrual basis for financial reporting and for income taxes. The accompanying financial statements represent the transactions as of December 31, 2001 and 2000. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Basis of Consolidation

The Consolidated financial statements include the subsidiaries of the Company, which are The Independent News, Inc., Silver Valley Energy, Pompton Valley Publishing Co., and Money Bucket, Inc. Except for Money Bucket, Inc., none of these subsidiaries is active as of December 31, 2001.

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, bank overdraft, accounts payable, accrued payable, and other current liabilities are reflected in the financial statements at fair value because of the short maturity of these instruments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Cash is held in banks or other financial institutions and at times may exceed federally insured limits. The Company has not incurred any losses on its cash deposits and it does not believe it is exposed to any significant credit risk therefrom.

Property and Equipment

Property and equipment are valued at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. Useful lives of the respective assets are five years. Fully depreciated assets are written off in the year after they are fully depreciated.

Upon the sale or retirement of property and equipment the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, are recorded. Repairs and maintenance expenditures that do not extend the useful lives are included in expense during the period they are incurred.

Impairment of Long-Lived Assets

It is the Company's policy to periodically evaluate the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss in its statement of operations.

During 2001 goodwill with a net book value of $953,781 and oil and gas lease rights with a book value of $40,000 were both determined as useless and were written off.

Revenue Recognition

Revenue is recognized from sales and services when they are performed.

Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of Accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

As of December 31, 2001 the Company has no stock-based compensation plans.

Advertising

The Company expenses advertising as it occurs. The Company incurred insignificant advertising expenses for years ended December 31, 2001 and 2000.

Net (Loss) Per Share of Common Stock

The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share since the inclusion of all potentially dilutive common shares that would be issuable upon exercise of outstanding stock options and warrants would be anti-dilutive. Diluted net income per common share recognizes the potentially dilutive common shares that would be issuable upon exercise of outstanding stock options and warrants. There are no outstanding stock options and warrants as of December 31, 2001.

Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

Reclassifications

Certain accounts in the prior year's audited financial statements have been reclassified for comparative purposes to conform with the current presentation.

NOTE 3 - Property and Equipment

Property and equipment (computer and other equipment with estimated useful lives of 5 years) consisted of the following at December 31:

2001 2000

Computer & other equipment $ 24,466 $308,348

(Less) accumulated depreciation (7,339) (181,959)

Net Property and Equipment $ 17,127

$126,389

NOTE 4 - Related Party Transactions

The Company's major shareholder, who also has controlling interest, in the Company has loaned it monies to continue forward. Without his continued support the Company would most likely cease.

NOTE 5 - Common Stock

On March 1, 2000 the Company acquired all of the issued and outstanding stock of BidInvite, Inc for 10,000 shares of its common stock.

On July 1, 2000 the Company acquired all of the issued and outstanding stock of The Independent News for 320,000 shares of its common stock, among other consideration.

During 2000 $80,000 was contributed to the Company for 30,000 shares of stock.

Services were exchanged for common stock during 2001 and 2000 in the amount of 1,098,804 shares valued at $161,334 and 297,631 shares valued at $304,367 respectively.

During 2001 1,481,923 shares of common stock were issued in exchange for debt valued at $283,330.

In the course of issuing stock for services during 2001, all stock options and other forms of stock incentive plans, both for employees and non employees were terminated or otherwise ended and satisfied. Thus, at December 31, 2001 there are no stock plans outstanding.

On August 24, 2001 the Company effected a 10 for 1 reverse stock split. The financial statements and the notes to the financial statements reflect this change retroactively to December 31, 1999.

NOTE 6 - Lease Commitments

As of December 31, 2001 and 2000 there are no lease commitments. At December 31, 2000 there were some leased equipment, which were capitalized, and rent was month to month.

NOTE 7 - Income Taxes

The Company has federal tax loss carryforwards available in the amount of approximately $3,100,000 which will expire in 2016. Valuation allowances of approximately $714,000 have been provided in amounts equal to the amount of the net deferred tax asset arising from the carryforwards.

NOTE 8 - Litigation and judgments

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment in the amount of $960,000. The Company is attempting to negotiate a non-monetary settlement.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico,Inc. and BidInvite. The amount of the judgment is $1,360,000. Management believes that the suit is without substance and is attempting to have the default judgment vacated. Legal counsel indicates it is difficult to estimate the chances of vacating the judgment.

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remains unpaid. At December 31, 2001 the $156,000 remaining unpaid is written off to $ -0- as management believes that certain financial misrepresentations were made in connection with its acquisition of The Independent News. Nothing has been heard from NexGen lately. Legal Counsel indicates it does not appear likely that NexGen will be taking any affirmative action.

The Company is also named in a lawsuit against Independent News (now defunct) for bills due and owing apparently for the printing of the prior Independent News. Legal counsel indicates that Independent News, now defunct, would not pay it and that it would be difficult, if not impossible, for the plaintiff to show liability on behalf of the Company (Unico) as a separate operating corporate entity to be responsible for the bills and obligations of the Independent News.

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $1,200,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $1,2000,000.

NOTE 9 - Going Concern Issues

The Company has suffered significant losses the past few years. Unless significant additional cash flows come into the Company, or a major reduction in operating losses occurs, the Company could be in jeopardy of continuing operations. Management is attempting to develop a new line of business through its subsidiary Money Bucket, Inc. It is also seeking additional financing through private and public offerings it plans to do in the near future.

NOTE 10 - Subsequent Event

On April 25, 2002, the Company changed its name to ABSS, Corp. and effected a 30 for 1 stock split reversal.