Form 10KSB/A
period 2001-12-31
UNICO INC
filed 2002-05-22
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Cyber Holdings, Inc. 2,151,923 56%

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

3. Exhibits:

(10) License Agreement dated December 17, 2001 between the Company and Cyber Holdings, Inc.

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

SELLERS & ASSOCIATES. P.C.

5230 South 500 West

OGDEN, UTAH 84405

PHONE: 801-476-0270 FAX 801-475-6811 E-MAIL to:SellersAssoc@aol.com">SellersAssoc@aol.com

Independent Auditors' Report

ABSS, CORP.

f.k.a. UNICO, INC. AND SUBSIDIARIES

Greenwich, Ct

We have audited the accompanying balance sheets of ABSS, CORP. and Subsidiaries (f.k.a. UNICO, INC.), a Delaware corporation, as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On August 3, 2001 Independent News, the Company's sole operating subsidiary, ceased operations. A lot of the financial data was destroyed or lost when they ceased operations. Management assembled and accumulated the best they could what the balance sheet and results of operations were for the period before ceasing operation. We used alternate procedures to evaluate the reasonableness of this information and concluded it appeared to not be materially mistated..

In our opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of ABSS, CORP. and Subsidiaries (f.k.a UNICO, INC.) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the USA.

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

April 30, 2002

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

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2000
REVENUE	$ 1,186,891	$ 1,112,604

EXPENSES
Postage and costs of production	1,003,119	634,069
Selling, general and administrative expenses	565,686	1,143,013
Provision for litigation	240,000	960,000
Depreciation of equipment	20,347	34,271
Amortization of goodwill	38,371	32,900
Debt (elimination) - sale of BidlinInvite	-	(31,568)
Write (down) of long-term assets impaired	955,410	-
(Cancellation) of debt	(156,000)	(245,000)
Total expenses from operations	2,666,933	2,527,685
INCOME (LOSS) FROM OPERATIONS	(1,480,042)	(1,415,081)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (1,480,042)	$ (1,415,081)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
NET EARNINGS (LOSS) PER SHARE	$ (0.75)	$ (1.51)
Weighted Average Common Shares
Basic and dilutive common shares	1,984,748	938,425

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

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

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,480,042)	$ (1,415,081)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cancellation of debt	(156,000)	(245,000)
Debt elimination - sale of BidInvite	-	(31,568)
Provision for litigation	240,000	960,000
Depreciation and amortization	58,718	67,171
Write off long lived asset - oil & gas lease rights	40,000	-
Write off long lived asset - goodwill, net	915,410	-
Abandonment of fixed assets	88,915	-
Stock issued for debt cancellation	283,330	-
Stock issued for services rendered	161,334	304,367
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade, net	181,946	(181,946)
(Increase) decrease in receivable from shareholder	-	35,000
(Increase) decrease in other assets	11,779	(11,779)
Increase (decrease) in accounts payable	156,314	251,242
Increase (decrease) in other current liabilities	(353,984)	359,149

Net cash provided (used) by operating activities	147,720	91,555
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(72,668)
Acquisition of subsidiary (Independent News), net of cash	-	(242,841)

Net cash provided (used) by investing activities	-	(315,509)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(21,331)	21,331
Increase (decrease) in due to shareholder	(102,443)	117,841
Issuance common stock	-	80,000
Net cash provided (used) by financing activities	(123,774)	219,172
(DECREASE) IN CASH AND CASH EQUIVALENTS	23,946	(4,782)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	128	4,910

CASH AND CASH EQUIVALENTS, END OF YEAR	27,074	128

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$ -	$ 2,646

NON CASH ITEMS:
Stock issued for services rendered	$ 161,334	$ 320,693
Stock issued for debt payoff	283,330	-
Provision for litigation	240,000	960,000
Debt cancellation	156,000	245,000
Write off long lived asset - goodwill	953,781	-
Write off long lived asset - oil & gas lease rights	40,000	-
Debt elimination - sale of BidInvite	-	31,568

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

In conjunction with accounting estimates, when Independent News ceased operations many of the documents normally needed in an audit were destroyed or otherwise lost. Management has come up with its best estimate of what happened and what the costs and income were for the 7 months of business before the business closed. This includes the assets, liabilities, income and expenses. This data was then subjected to audit using alternate procedures.

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

NOTE 6 - Lease Commitments

As of December 31, 2001 and 2000 there are no lease commitments. At December 31, 2000 there were some leased equipment, which were capitalized, and rent was month to month..

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