Form 10QSB
period 2001-12-31
UNICO INC
filed 2002-05-22
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file no. 0-15303

ABBS, CORP.

(Name of Small Business Issuer in its Charter)

Delaware 73-1215433

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation) Identification No.)

315 Greenwich Avenue, Greenwich, CT 06830

(Address of Principal Executive Offices) (Zip Code)

(203) 422-0448

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of April 9, the Issuer had 3,825,277 shares of common stock outstanding, $0.01 par value.

ABSS, CORP.

Form 10-QSB

Quarterly Report

For The Period Ended March 31, 2002

INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements 3

Unaudited Consolidated Condensed Balance Sheet

at March 31, 2002 of ABSS, Corp.

and Subsidiaries 4

Unaudited Consolidated Condensed Statements of Operations

for the Three Months Ended March 31, 2002 and March 31, 2001

for ABSS, Corp. and Subsidiaries. 6

Unaudited Consolidated Condensed Statements of Cash Flows for the

Three months ended March 31, 2002 and March,31 2001 for

ABSS, Corp. and Subsidiaries 7

Notes to unaudited Consolidated Interim Condensed Financial Statements 8

Item 2. Managements Discussion and Analysis of Financial

Condition and Results of Operations 9

Part II - OTHER INFORMATION

Item 1. Legal Proceedings 9

Item 2. Changes in Securities 10

Item 3. Defaults Upon Senior Securities 10

Item 4. Submission of Matters to a Vote of Security Holders 10

Item 5. Other Information 10

Item 6. Exhibits and Reports on Form 8-K 10

Signatures 10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles in America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2001 and December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002. The financial statements are presented on the accrual basis.

As used herein, the term "Company" refers to ABSS, Corp, f.k.a. Unico, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.

ABSS, CORP. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF MARCH 31,

2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 3,341
Total current assets	3,341

PROPERTY AND EQUIPMENT, AT COST
Net property and equipment	17,127
Net Property and equipment	17,127

TOTAL ASSETS	$ 20,468

ABSS, CORP. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31,

2002
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 447,937
Other current liabilities	5,165

Total current liabilities	453,102
LONG-TERM LIABILITIES
Due to shareholder	137,868
Accrual for litigation and judgments	1,200,000
Total long-term liabilities	1,337,868
Total liabilities	1,790,970
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' EQUITY
Preferred stock, Series A, C & Redeemable All recalled and retired	-
Common stock
$.01 par value, 20,000,000 shares authorized, 3,825,277 shares issued and outstanding as of March 31, 2002	38,253
Additional paid-in-capital	8,083,859
Retained earnings (deficit)	(9,892,614)
Total stockholders' equity	(1,770,502)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 20,468

ABSS, CORP. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2002	2001

REVENUE
Advertising income	$ -	$ 442,547
Other income	-	25,955
Gross income	-	468,502
COST OF PRODUCTION	-	143,547
Gross profit	-	324,955
EXPENSES
Postage	-	129,740
Selling, general and administrative expenses	17,733	238,864
Depreciation and equipment	-	14,532
Amortization of goodwill	-	16,333
Total expenses from operations	17,733	399,469
INCOME (LOSS) FROM OPERATIONS	(17,733)	(74,514)

PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (17,733)	$ (74,514)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
NET EARNINGS (LOSS) PER SHARE	$ (0.00)	$ (0.01)

Weighted Average Common Shares
Basic and dilutive common shares	3,825,277	1,250,550

ABSS, CORP. INC. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (17,733)	$ (74,514)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	-	30,865
Changes in assets and liabilities:
(Increase) decrease in accounts receivable-trade, net	-	37,566
(Increase) decrease in other assets	-	(15,198)
Increase (decrease) in accounts payable	(3,000)	24,792
Increase (decrease) in other current liabilities	-	(21,331)
Net cash provided (used) by operating activities	(20,733)	(17,820)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

Net cash provided (used) by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Equipment lease refinance	-	21,236

Net cash provided (used) by financing activities	-	21,236
(DECREASE) IN CASH AND CASH EQUIVALENTS	(20,733)	3,416
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,074	128
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 3,341	$ 3,544
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$ -	$ -
NON CASH ITEMS:
None	-	-

ABSS, CORP. AND SUBSIDIARIES

f.k.a. UNICO, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in the USA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

NOTE 3 -SUBSEQUENT EVENT

On April 25, 2002 the Company name changed to ABSS, Corp. The new name has been recognized retroactively to reflect in the unaudited financial statement. Also on April 25, 2002 the Company effected a 30 for 1 stock split reversal, which is not reflected in these unaudited financial statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

In August, 2001, the Company ceased its newspaper operations and in December of 2001 the Company closed TheLocalTimes.com to change its business and to become a fashion holding company. On October 3, 2001, the Company incorporated Money Bucket, Inc., a Nevada corporation to become the Company's operational unit of its fashion business. On December 17, 2001, ABSS entered into a licensing and marketing agreement to produce and marketing Aleksander Blå, a line of women's clothing and to produce and develop a fashion related Internet portal, Fashion Expo.

During the first three months of 2002, the Company has produced a portion of its collections Aleksander Blå, "Trend" and Aleksander Blå, "Silhouettes of Sweden". The Company had no revenue during the first quarter of 2002. The Company's operations are currently being financed through a shareholder, who plans to continue to do so until additional financing is being available either through internal operations or external sources. In addition, the Company plans to use its shares in lieu of monetary payments to various employees, consultants, and advisors.

PART II - OTHER INFORMATION

Item 2. Legal Proceedings

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

Item 2. Change of Securities

No changes in securities have occurred since the Company's last report as of December 31, 2002.

Item 3. Defaults Upon Senior Securities.

No changes in securities have occurred since the Company's last report as of December 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other information.

None.

Item 6. Exhibits and reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned , thereunto duly authorized, on May 21, 2002.

ABSS, Corp.

Registrant

/s/ Benny Blom

------------------------------

Benny Blom

Director and CEO