Form 10KSB/A
period 2001-12-31
UNICO INC
filed 2002-05-22
CIK 797564

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

LIMITED LICENSE AND MARKETING AGREEMENT

THIS LIMITED LICENSE AND MARKETING AGREEMENT (the "Agreement") is made this 17TH day of December, 2001, by and between Cyber Holdings, Inc., a Delaware corporation, ("Licensor") and Money Bucket, Inc., a Nevada corporation being the wholly owned subsidiary of Unico, Inc., ("Unico") a Delaware corporation, ("Licensee").

WHEREAS, Licensor owns Aleksander Bla, Aleksander Bla Trend, Aleksander Bla Cashmere and Aleksander Bla Silhouettes of Sweden, comprising collections of women's clothing, couture and cashmere collections (the "Fashion Business") and Fashion Expo, a concept comprising a portal and market place for the fashion and garment business (the "Expo").

WHEREAS, Licensor desires to grant Licensee, and Licensee desires to acquire from Licensor, a limited, exclusive right to market and produce the Fashion Business developed by Licensor hereinafter the "Licensee"; and,

WHEREAS, the Licensor shall own the Fashion Business and all copyrights, trade marks, trade secrets, know-how and other intellectual property rights underlying the Fashion Business, including all copies of pattern, sketches, samples and right to the name Aleksander Bla, Aleksander Bla Trend, Aleksander Bla Cashmere, and Aleksander Bla Silhouettes of Sweden;

WHEREAS, the licensor shall give licensee first rights of refusal to acquire the right to produce the Expo,

NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto agree as follows:

1 Work to be Performed. Licensee shall use its best efforts and devote time and other resources to the further development, marketing and production of the Fashion Business as needed.

2 Term of License. The Term of the License shall commence as of the date of this Agreement and terminate six months after either party's written notice. Upon termination or expiration of the License, Licensee shall immediately cease and desist any further use of the Aleksander Bla, Aleksander Bla Trend, Aleksander Bla Cashmere and Aleksander Bla Silhouettes of Sweden's trade name and return to the Licensor the Fashion Business.

3 Options to produce Expo. Licensor is hereby granting licensee the first rights of refusal (the "Option") to acquire the right to produce Expo, a concept comprising a portal for the fashion and garment industry. The Option is valid for one year from today's date, subject to licensor's and licensee's discretion not to cancel the Option and does in any event expire with the parties other license arrangements pursuant to this agreement. Licensees exercise of the Option is it all times subject to all terms and conditions as to the consideration for the Option and any value of stocks, stock options, royalty and any other terms the parties may negotiate. If the parties fail to negotiate terms in any definitive agreement in regard to the Option, the Option expires without any kind of remuneration.

3 Delivery. Licensor will permit Licensee to use the trade name Aleksander Bla Silhouettes of Sweden exclusively. Licensor will use its best efforts to complete development of reasonably requested production within a reasonable time. Licensor shall not be responsible for delays caused by circumstances beyond its control.

4 Unico shares. Unico agrees to reverse split its common stock, Par Value $.01 by thirty old shares for one new share to be rounded up to nearest whole share and to change its name in conjunction with the reverse split. Following completion of such name change and stock split reversal, Unico agrees to promptly issue 3,791,393 new restricted shares, post split, to Licensor.

5 License Fees. Licensee shall pay to Licensor a sum equal to 10% of the revenue generated by the Licensee as determined by Generally Accepted Accounting Principles. If the Licensee fails to pay any of the License Fees as and when the License Fees become due and payable, Licensor shall have the right to immediately terminate this License Agreement and take all steps necessary to terminate the use of the Aleksander Bla Silhouettes of Sweden trade name, copyrights and other assets owed by Licensor.

5 Payment. Licensee shall, each month, by the 30th of the following month, supply Licensor with a report of the revenue generated by the Licensee during the prior month. Payment of monthly Licensing Fees shall be due and payable with the aforesaid report.

6 Audits. Licensor shall have the right to audit the books and records of Licensee for compliance with this Agreement at anytime or from time to time upon 10 days written notice to Licensee by Licensor.

7 Proprietary Protection. Licensor shall have sole and exclusive ownership and all right, title, and interest in and to the trade name Aleksander Bla Silhouettes of Sweden and all modifications and enhancements thereto (including ownership of all copyrights and other intellectual property rights pertaining thereto), subject only to the License expressly granted to Licensee herein. This Agreement does not provide Licensee with title or ownership of or to the trade name Aleksander Bla, Aleksander Bla Trend, Aleksander Bla Cashmere and Aleksander Bla Silhouettes of Sweden, but only a right of limited use.

8 Limitations on Use, Etc. Licensee's license may not be transferred, leased, assigned, or sublicensed without Licensor's prior written consent.

9 Limitation of Liability. The Licensor shall have no liability to Licensee for any claims relating to the trade name rendered hereunder, in contract, tort, or otherwise. In no event shall Licensor be liable to Licensee for any consequential, indirect, special, or incidental damages. The foregoing limitation of liability shall apply regardless of the success or effectiveness of other remedies.

10 Default. Should Licensee fail to pay any fees or charges due under this Agreement, including, without limitation, the License Fees, or fail to carry out any other obligation under this Agreement, Licensor may, at its option, in addition to other available remedies, immediately terminate this Agreement and take appropriate actions.

11 Termination. Upon termination of this Agreement, License will immediately terminate and Licensee shall immediately cease and desist any further use of the Aleksander Bla Silhouettes of Sweden. Upon termination and for a period of five years thereafter, Licensee is not permitted to use Aleksander Bla Silhouettes of Sweden or any similar name or portion thereof.

12 Early Termination. At the end of Six (6) months after the date of this Agreement, and every six months thereafter, Licensor shall have the absolute right to terminate this Agreement if revenue goal and budgets set by both parties are not met. At the end of the sixth month after the date of this Agreement Licensee may terminate this Agreement if and only if the Licensee terminates all of its Fashion Business operations.

13 Assignability. This Agreement may not be assigned by the Licensee without the express written consent of the Licensor.

14 Notices. All notices or other communications required to be given hereunder shall be in writing and delivered either personally or by reputable overnight courier, postage prepaid, and addressed as provided in the initial paragraph of this Agreement or as otherwise requested by the receiving party. Notices delivered personally shall be effective upon delivery and notices delivered by reputable overnight courier shall be effective upon their receipt by the party to whom they are addressed.

15 Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Connecticut as it applies to a contract made and performed in such state.

16 Dispute Resolution. Any dispute not resolved arising out of or relating to this Agreement shall be settled by binding arbitration by a mutually agreed upon arbitrator. The decision of the arbitrator shall be final and binding. Any court with jurisdiction may enter judgment upon the award rendered by the arbitrator. All such arbitration shall be conducted in the state of Connecticut in conformance with the Rules of the American Arbitration Association. Pending resolution of the dispute, the parties agree to continue to perform all obligations arising under this Agreement.

17 Modifications and Waivers. This Agreement may not be modified except by a writing signed by authorized representatives of both parties. A waiver by either party of its rights hereunder shall not be binding unless contained in a writing signed by an authorized representative of the party waiving its rights. The nonenforcement or waiver of any provision on one (1) occasion shall not constitute a waiver of such provision on any other occasions unless expressly so agreed in writing. It is agreed that no use of trade or other regular practice or method of dealing between the parties hereto shall be used to modify, interpret, supplement, or alter in any manner the terms of this Agreement.

18 Attorneys Fees. In the event any action or claim is brought by either party to enforce its rights under this Agreement, the prevailing party in any such action shall be entitled to recover from the non-prevailing party all reasonable fees, costs, and expenses of counsel (at pre-trial, trial and appellate levels).

IN WITNESS WHEREOF, each of the parties hereto has executed this Agreement as of the date first above written.

CYBER HOLDINGS, INC. Unico, Inc.

By: /S/ By: /S/

Tom Simeo Benny Blom

President Director

Date: Date: 17th of December 2001