Form 10QSB/A
period 2001-12-31
ABSS CORP
filed 2002-07-02
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

ABSS, CORP.

Form 10-QSB

Quarterly Report

For The Period Ended March 31, 2002

INDEX

Page

Part I - FINANCIAL INFORMATION 3

Item 1. Financial Statements 3

Unaudited Interim Consolidated Condensed Balance Sheet

as of March 31, 2002 of ABSS, Corp.

and Subsidiaries F-1

Unaudited Interim Consolidated Condensed Statement of Operations

for the Three Months Ended March 31, 2002 and March 31, 2001

for ABSS, Corp. and Subsidiaries F-2

Unaudited Interim Consolidated Condensed Statements of Cash Flows for the

Three months ended March 31, 2002 and March,31 2001 for

ABSS, Corp. and Subsidiaries F-3

Notes to Unaudited Consolidated Interim Condensed Financial Statements F-4

Item 2. Managements Discussion and Analysis of Financial

Condition and Results of Operations 9

Part II - OTHER INFORMATION

Item 1. Legal Proceedings 9

Item 2. Changes in Securities 9

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

3

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED BALANCE SHEET

AS OF MARCH 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 3,341
Total current assets	3,341

PROPERTY AND EQUIPMENT, AT COST
Net property and equipment	17,127
Net Property and equipment	17,127

TOTAL ASSETS	$ 20,468

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 447,937
Other current liabilities	5,165
Total current liabilities	453,102
LONG-TERM LIABILITIES
Due to shareholder	137,868
Accrual for litigation and judgments	1,200,000
Total long-term liabilities	1,337,868
Total liabilities	1,790,970
COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, C & Redeemable
All recalled and retired	-
Common stock
$.01 par value, 20,000,000 shares authorized, 127,509 shares issued and outstanding as of March 31, 2002	1,275
Additional paid-in-capital	8,120,837
Retained earnings (deficit)	(9,892,614)
Total stockholders' equity (Deficit)	(1,770,502)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 20,468

ABSS, CORP. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2002	2001
REVENUE	-	-
EXPENSES
Selling, general and administrative expenses	17,733	59,716
Depreciation and equipment	-	4,796
Total expenses from operations	17,733	64,512
INCOME (LOSS) FROM OPERATIONS	(17,733)	(64,512)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(10,002)
NET INCOME (LOSS) BEFORE INCOME TAXES	(17,733)	(74,514)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (17,733)	$ (74,514)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
(Loss) from operations	(0.14)	(1.55)
(Loss) from discontinued operations	-	(0.24)
NET EARNINGS (LOSS) PER SHARE	$ (0.14)	$ (0.01)

Weighted Average Common Shares
Basic and dilutive common shares	127,509	41,678

ABSS, CORP. INC. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & DISCONTINUED OPERATIONS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Name Change and Reverse Stock Split

On April 25, 2002 the Company name changed to ABSS, Corp. and has been recognized in these unaudited financial statements. Also on April 25, 2002 the Company effected a 30 for 1 stock spilt reversal, which is reflected in those unaudited financial statements.

Discontinued Operations

During 2000, the Company sold BidInvite, Inc. In 2001, the Company did not renew the oil, gas, and mineral lease rights, the only asset of Silver Valley Energy (SVE). In August 2001, Independent News and Pompton Valley Publishing Company and all newspaper and related activities ceased operations. These subsidiaries are recognized as discontinued operations in these financial statements along with their impact on the unaudited consolidated statement of operations for 2001 and 2000. A summary follows:

ABSS, CORP. AND SUBSIDIARIES

f.k.a. UNICO, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS

MARCH 31,

	2002	2001

REVENUE	$ -	$ 468,503

EXPENSES
Postage & costs of production	-	273,287
Selling, general and administrative expenses	-	179,149
Depreciation of equipment	-	9,736
Amortization of goodwill	-	16,333
Total expenses	-	478,505

INCOME (LOSS) FROM OPERATIONS	-	(10,002)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ -	$ (10,002)

SUMMARY OF NET INCOME (LOSS) BY SUBSIDIARY
Bidinvite, Inc.	$ -	$ -
Silver Valley Energy	-	-
Independent News, Pompton Valley Publishing Co. and related newspaper activities	-	(10,002)
Net Income (Loss)	$ -	$(10,002)

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

9

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

10