Form 10KSB/A
period 2001-12-31
ABSS CORP
filed 2002-07-02
CIK 797564

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

------------------------------------------------------------------------------------

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

General

------------

On April 1, 1999, the Company sold its only asset, the stock of its operating subsidiary United Marketing to NexGen. This sale was agreed to in May of 1998 and ABSS received $1,106,000. The Company declared a stock dividend of $172,000 in December 1998 to be paid in 1999. The subsidiary was in the franchising of cooperative direct mail advertising distributorship business. As a result of the above-described transaction, ABSS became a publicly traded "shell" company. The Company, immediately after the sale of United Marketing, had no assets and no liabilities. The Company was funded by two new shareholders, Nathan International and TC Equities, selected a new board of directors and management team and changed its business plan. On July 1, 2000 the Company acquired Independent News, a weekly and monthly newspaper circulated to more than 70,000 homes in northern New Jersey for cash, stock and assumptions of certain liabilities. On January 31, 2001, ABSS incorporated The Local Times.com, Inc. and New Media, Inc. The Local Times was a web solution for weekly newspapers and its advertisers and New Media, Inc. was the acquisition vehicle established to acquire additional newspapers. Due to the loss of financial incentives, ABSS ceased its newspaper operations during August 2001 and its online activities as of the end of the year 2001.

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

Name Title Date

----------------- --------- -----

/s/Benny Blom Chairman, Chief Executive Officer, May 20, 2002

President and Director

ABSS, CORP. AND SUBSIDIARIES

f.k.a.

UNICO, INC.

Audited Financial Statements

and

Report of Auditors

December 31, 2001 & 2000

ABSS, CORP. AND SUBSIDIARIES

f.k.a.

UNICO, INC.

TABLE OF CONTENTS

December 31, 2001 & 2000

INDEPENDENT AUDITOR'S REPORT F-1

FINANCIAL STATEMENTS:

Balance Sheet F-2

Statements of Operations F-3

Statements of Stockholders' Equity (Deficit) F-4

Statements of Cash Flows F-5

NOTES TO FINANCIAL STATEMENTS F-6

SELLERS & ASSOCIATES. P.C.

5230 South 500 West

OGDEN, UTAH 84405

PHONE: 801-476-0270 FAX 801-475-6811 CELL 801-721-0984

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

On August 3, 2001, Independent News, the Company's sole operating subsidiary, ceased operations. A lot of the financial data was destroyed or lost when they ceased operations. Management assembled and accumulated the best they could what the balance sheet and results of operations were for the period before ceasing operation. We used alternate procedures to evaluate the reasonableness of this information and concluded it appeared to not be materially misstated.

In our opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of ABSS, CORP. and Subsidiaries (f.k.a UNICO, INC.) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the USA.

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

/s/ Sellers & Associates, P.C.

Sellers & Associates, P.C.

Ogden, Utah

April 30, 2002

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 24,074
Total current assets	24,074

PROPERTY AND EQUIPMENT, AT COST Net property and equipment	17,127
Net Property and equipment	17,127

TOTAL ASSETS	$ 41,201

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 127,530
Defunct subsidiary payables	328,572
Total current liabilities	456,102

LONG-TERM LIABILITIES
Due to shareholder	137,868
Accrual for judgments and litigation	1,200,000
Total long-term liabilities	1,337,868
Total liabilities	1,793,970
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, C & Redeemable
All recalled and retired	-
Common stock
$.01 par value, 20,000,000 shares authorized, 127,509 shares issued and outstanding as of December 31, 2001	1,275
Additional paid-in capital	8,120,837
Retained earnings (deficit)	(9,874,881)
Total stockholders's equity (deficit)	(1,752,769)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 41,201

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2000
REVENUE	$ -	$ -

EXPENSES
Selling, general and administrative expenses	159,143	549,995
Depreciation of equipment	4,893	7,266
Total expenses from operations	164,036	557,261
INCOME (LOSS) FROM OPERATIONS	(164,036)	(557,261)

(LOSS) FROM CEASED <DISCONTINUED> OPERATIONS	(238,225)	(857,820)
NET INCOME (LOSS) BEFORE INCOME TAXES	(402,261)	(1,415,081)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (402,261)	$ (1,415,081)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE:
(Loss) from operations	$ (2.48)	$ (17.81)
(Loss) from ceased <discontinued> operations	(19.89)	(27.42)
NET EARNINGS (LOSS) PER SHARE	$ (22.37)	$ (45.24)
Weighted Average Common Shares:
Basic and dilutive common shares	66,158	31,281

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Net Equity (Deficiency)
	Series A & C		Shares	Amt
	Shares	Amt
Balance December 31, 1999	-	$ -	19,764	$198	$6,893,619	$(6,979,758)	$(85,941)
Acquisition of BidInvite			333	3	(3)		-
Capital Contribution			1,000	10	79,990		80,000
Stock issued for services			9921	99	304,268		304,367
Independent News Acquisition			10,667	107	399,157		399,264
Net Income (loss) for the period						(1,415,081)	(1,415,081)
Balance December 31, 2000	-	$ -	41,685	$417	$7,677,031	$(8,394,839)	$ (717,391)
Stock issued for services			36,427	364	160,970		161,334
Stock issued for debt payoff			49,397	494	282,836		283,330
Net income (loss) for the period						(1,480,042)	(1,480,042)
Balance December 31, 2001	-	$ -	127,609	$1,275	$8,120,837	$(9,874,881)	$(1,752,769)

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,480,042)	$ (1,415,081)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cancellation of debt	(156,000)	(245,000)
Debt elimination - sale of BidInvite	-	(31,568)
Provision for litigation	240,000	960,000
Depreciation and amortization	58,718	67,171
Write off long lived asset - oil & gas lease rights	40,000	-
Write off long lived asset - goodwill, net	915,410	-
Abandonment of fixed assets	88,915	-
Stock issued for debt cancellation	283,330	-
Stock issued for services rendered	161,334	304,367
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade, net	181,946	(181,946)
(Increase) decrease in receivable from shareholder	-	35,000
(Increase) decrease in other assets	11,779	(11,779)
Increase (decrease) in accounts payable	156,314	251,242
Increase (decrease) in other current liabilities	(353,984)	359,149
Net cash provided (used) by operating activities	147,720	91,555
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(72,668)
Acquisition of subsidiary (Independent News), net of cash	-	(242,841)
Net cash provided (used) by investing activities	-	(315,509)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	(21,331)	21,331
Increase (decrease) in due to shareholder	(102,443)	117,841
Issuance common stock	-	80,000
Net cash provided (used) by financing activities	(123,774)	219,172
(DECREASE) IN CASH AND CASH EQUIVALENTS	23,946	(4,782)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	128	4,910

CASH AND CASH EQUIVALENTS, END OF YEAR	24,074	128

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$ -	$ 2,646

NON CASH ITEMS:
Stock issued for services rendered	$ 161,334	$ 320,693
Stock issued for debt payoff	283,330	-
Provision for litigation	240,000	960,000
Debt cancellation	156,000	245,000
Write off long lived asset - goodwill	953,781	-
Write off long lived asset - oil & gas lease rights	40,000	-
Debt elimination - sale of BidInvite	-	31,568

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 1 - Organization and Nature of Business

History

The Company incorporated May 11, 1984 under the laws of the State of Delaware as C.M.S. Advertising and changed its name to Unico, Inc. on September 25, 1989 and again to ABSS, Corp. on April 25, 2002. In May, 1998, the Company entered into an agreement to sell its only active subsidiary, United Marketing Solutions, Inc. (UMSI) to NexGen. This left the Company as a publicly traded "shell" company.

In May 1999, the Company acquired all of the stock of Silver Valley Energy (SVE). SVE owned oil, gas and mineral lease rights on approximately 1,200 acres of land located in Texas. SVE was inactive when acquired and remained inactive throughout the time SVE has been owned and controlled by the Company. SVE owned the lease rights, the lease rights being the only asset, and it had no liabilities. In 2001, SVE did not pay the renewal fees to retain the lease rights and therefore lost its only asset, the lease rights. These operations are accounted for as discontinued operations.

On March 1, 2000, the Company acquired all of the issued and outstanding stock of BidInvite, Inc. (BI) for 10,000 shares of stock. The business plan of BI envisioned an internet based bid solicitation system for the construction industry. This acquisition was accounted for on the purchase method. On September 15, 2000, the Company sold a 95% interest in BI, to foreign investors for a $1,000,000 non-interest bearing note. Under the terms of this note, payment of $500,000 is to be made if and when the purchasers are able to secure $3,000,000 in financing for BI business plan. Additionally, another $500,000 will be due if and when the purchasers are able to obtain another $3,000,000 of financing. Because of the contingent nature of the sale of BI, no revenue recognition of the sale has been reflected in the Company's financial statements. The Company is not aware of any activity going on with BI since selling its interest in BI. As of December 31, 2001 and 2000, no assets, liabilities or equity recognized in the consolidated financial statements for BI. These operations are accounted for as discontinued operations.

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

The Company initially ran the newspaper business through IN. Later in 2000, the Company created Pompton Valley Publishing Co. (PVP), and passed all operations of IN into it. This was accounted for as a transfer of assets and liabilities at cost with no gain or loss recognized in the

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

transaction. In August 2001, all newspaper and related activities ceased and both IN and PVP went out of business. These operations are accounted for as discontinued operations for 2001 and 2000.

On October 3, 2001, the Company created the wholly owned subsidiary Money Bucket, Inc., (MBI) a Nevada corporation. At December 31, 2001, this is the only subsidiary of the Company that remains active. The purpose of MBI is to develop and market fashion wear on the internet.

The Company is authorized to issue up to 20,000,000 shares of common stock, $.01 par value. The Company also has class A preferred stock and C preferred stock, none of which are issued or outstanding. The Company's common stock is traded on the Over the Counter Bulletin Board.

On August 24, 2001, the Company reversed split its shares by one new share for ten old ones. All references to stock issuance in the financial statements and notes to financial statements have accordingly been adjusted effective December 31, 1999.

On April 25, 2002, the Company made another reverse stock split of one new share for thirty old ones. All references to stock issuance in the financial statements and notes to financial statements accordingly have been adjusted, effective December 31, 1999.

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

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

During 2001, goodwill with a net book value of $953,781 and oil and gas lease rights with a book value of $40,000 were both determined as useless and were written off.

Revenue Recognition

Revenue is recognized from sales and services when they are performed.

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 2 - Summary of Significant Accounting Policies - Continued

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

Reclassifications

Certain accounts in the prior year's audited financial statements, as well as in the current year's previously released audited financial statements, have been reclassified for comparative purposes to conform with the current presentation.

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

On April 25, 2002 the Company effected a 30 for 1 reverse stock split. The financial statements and the notes to the financial statements reflect this change retroactively to December 31, 1999.

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 6 - Lease Commitments

As of December 31, 2001 and 2000 there are no lease commitments. At December 31, 2000 there were some leased equipment, which were capitalized. During 2001 the capitalized leased equipment were returned and settled with the leasing company. Accordingly, the capitalized leased equipment were written off the balance sheet and expensed to the statement of operations. Operating facilities were rented during 2000. During 2001 the operating facilities were set up under a lease that was terminated upon the printing operations going defunct, at which time the Company was absolved of any further obligation.

NOTE 7 - Income Taxes

The Company has federal tax loss carryforwards available in the amount of approximately $3,100,000 which will expire in 2016. Valuation allowances of approximately $714,000 have been provided in amounts equal to the amount of the net deferred tax asset arising from the carryforwards, thereby leaving the reportable for benefit at $0.

NOTE 8 - Judgments and Litigation

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment in the amount of $960,000. The Company is attempting to negotiate a non-monetary settlement.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico, Inc. and BidInvite. The amount of the judgment is $1,360,000. Management believes that the suit is without substance and is attempting to have the default judgment vacated. Legal counsel indicates it is difficult to estimate the chances of vacating the judgment.

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

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 8 - Judgments and Litigation - Continued

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

NOTE 11 - Discontinued Operations of Subsidiaries

During 2000, the Company sold its subsidiary BidInvite, Inc. In 2001, the Company chose to not renew the oil, gas and mineral rights owned by it subsidiary Silver Valley Energy (SVE). In August 2001, the subsidiaries of Independent News and Pompton Valley Publishing Company and all newspaper and related activities ceased operations. Debt of $328,572 remains unpaid when the newspaper and related activities went defunct. All of these subsidiaries are recognized as discontinued operations in these financial statements along with their impact on the consolidated statement of operations for 2001 and 2000.

A summary of these subsidiaries operations for years ending December 31, 2001 and 2000 are as follows:

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

	2001	2000

REVENUE	$ 1,186,891	$ 1,112,604
EXPENSES
Postage & costs of production	1,003,119	634,069
Selling, general and administrative expenses	406,543	593,018
Provision for litigation	240,000	960,000
Depreciation of equipment	15,454	27,005
Amortization of goodwill	38,371	32,900
Debt (elimination) - sale of BidInvite	-	(31,568)
Write down of long-term assets impaired	955,410	-
(Cancellation) of debt	(156,000)	(245,000)

Total expenses	2,502,897	1,970,424

INCOME (LOSS) FROM OPERATIONS	(1,316,006)	(857,820)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (1,316,006)	$ (857,820)

SUMMARY OF NET INCOME (LOSS) BY SUBSIDIARY

BidInvite, Inc.	$ (40,000)	$ (18,432)
Silver Valley Energy	(190,000)	(910,000)
Independent News, Pompton Valley Publishing Co. and related newspaper activities	(1,086,006)	70,612

Net (Loss)	$ (1,316,006)	$ (857,820)

See Notes to Financial Statements

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