Form 10KSB/A
period 2001-12-31
ABSS CORP
filed 2002-07-11
CIK 797564

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

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2001	2000
REVENUE	$ -	$ -

EXPENSES
Selling, general and administrative expenses	159,143	549,995
Depreciation of equipment	4,893	7,266
Total expenses from operations	164,036	557,261
INCOME (LOSS) FROM OPERATIONS	(164,036)	(557,261)

(LOSS) FROM CEASED <DISCONTINUED> OPERATIONS	(1,316,006)	(857,820)
NET INCOME (LOSS) BEFORE INCOME TAXES	(1,480,042)	(1,415,081)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (1,480,042)	$ (1,415,081)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE:
(Loss) from operations	$ (2.48)	$ (17.81)
(Loss) from ceased <discontinued> operations	(19.89)	(27.42)
NET EARNINGS (LOSS) PER SHARE	$ (22.37)	$ (45.24)
Weighted Average Common Shares:
Basic and dilutive common shares	66,158	31,281

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