Form 10QSB
period 2002-06-30
ABSS CORP
filed 2002-08-19
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file no. 0-15303

ABSS, CORP.

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of June 30, the Issuer had 5,122,043 shares of common stock outstanding, $0.01 par value.

ABSS, CORP.

Form 10-QSB

Quarterly Report

For The Period Ended June 30, 2002

INDEX

Page

Part I - FINANCIAL INFORMATION 3

Item 1. Financial Statements F-1 - F-7

Unaudited Interim Consolidated Condensed Balance Sheet

as of June 30, 2002 of ABSS, Corp. and Subsidiaries F-1

Unaudited Interim Consolidated Condensed Statement of Operations

for the Three Months Ended June 30, 2002 and June 30, 2001

for ABSS, Corp. and Subsidiaries F-2

Unaudited Interim Consolidated Condensed Statements of Operations for the

Six Months Ended June 30, 2002 and June 30, 2001 for ABSS, Corp. and Subsidiaries F-3

Unaudited Interim Consolidated Condensed Statements of Cash Flows for the

Six Months Ended June 30, 2002 and June 30, 2001 for ABSS, Corp. and Subsidiaries F-4

Notes to Unaudited Consolidated Interim Condensed Financial Statements F-5

Item 2. Managements Discussion and Analysis of Financial Condition

and Results of Operations 4

Part II - OTHER INFORMATION 4-5

Item 1. Legal Proceedings 4

Item 2. Changes in Securities 5

Item 3. Exhibits 5

Signatures 5

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to ABSS, Corp., f.k.a Unico, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the period ended June 30, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying unaudited interim consolidated condensed balance sheet of ABSS, Corp. and its subsidiaries as of June 30, 2002 and the related unaudited interim consolidated condensed statements of operations and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

/s/ Sellers & Associates, P.C.

SELLERS & ASSOCIATES, P.C.

August 15, 2002

Ogden, Utah

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

BALANCE SHEET

AS OF JUNE 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62

Total current assets	62

PROPERTY AND EQUIPMENT, AT COST
Net property and equipment	15,414

Net Property and equipment	15,414

OTHER ASSETS
Clothing brand name license	37,914

Total Other Assets	37,914

TOTAL ASSETS	$53,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & other current liabilities	$489,102

Total current liabilities	489,102

LONG-TERM LIABILITIES
Due to shareholder	221,106
Accrual for litigation and judgments	1,200,000

Total long-term liabilities	1,421,106

Total liabilities	1,910,208

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, C & Redeemable
All recalled and retired	-
Common stock
$.01 par value, 20,000,000 shares authorized, 5,122,043 shares
issued and outstanding as of June 30, 2002	51,220
Additional paid-in capital	8,120,837
Retained earnings (deficit)	(10,028,875)

Total stockholders' equity (Deficit)	(1,856,818)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$53,390

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

	2002	2001

REVENUE	$-	$-
EXPENSES
Selling, general and administrative expenses	118,685	-
Clothing design and samples	15,863	-
Depreciation and amortization	1,713	14,532

Total expenses from operations	136,261	14,532

INCOME (LOSS) FROM OPERATIONS	(136,261)	(14,532)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(169,847)

NET INCOME (LOSS) BEFORE INCOME TAXES	(136,261)	(184,379)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(136,261)	$(184,379)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
(Loss) from operations	(0.06)	(0.27)
(Loss) from discontinued operations	-	(3.18)

NET EARNINGS (LOSS) PER SHARE	$(0.06)	$(3.45)

Weighted Average Common Shares

Basic and dilutive common shares	2,136,642	53,352

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

	2002	2001

REVENUE	$-	$-
EXPENSES
Selling, general and administrative expenses	136,418	-
Clothing design and samples	15,863	-
Depreciation and amortization	1,713	29,064

Total expenses from operations	153,994	29,064

INCOME (LOSS) FROM OPERATIONS	(153,994)	(29,064)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(229,829)

NET INCOME (LOSS) BEFORE INCOME TAXES	(153,994)	(258,893)

PROVISION FOR INCOME TAXES	-

NET INCOME (LOSS)	$(153,994)	$(258,893)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
(Loss) from operations	(0.13)	(0.61)
(Loss) from discontinued operations	-	(4.84)

NET EARNINGS (LOSS) PER SHARE	$(0.13)	$(5.45)

Weighted Average Common Shares

Basic and dilutive common shares	1,153,195	47,518

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(153,994)	$(258,893)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	1,713	64,032
Stock for services	12,031	70,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade, net	-	99,723
Increase (decrease) in accounts & other payables	33,000	21,630

Net cash provided (used) by operating activities	(107,250)	(3,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,152)
(Increase) in other assets	-	(12,231)

Net cash provided (used) by investing activities	-	(13,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	-	16,763
Increase (decrease) in amounts due to (from) stockholder	83,238	-
Net cash provided (used) by financing activities	83,238	16,763

(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,012)	(128)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,074	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$62	$0

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$-	$-

NON CASH ITEMS:
Stock for services	$12,031	$70,000
Stock for clothing brand name license	$37,914	$-

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and six month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles in the USA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & DISCONTINUED OPERATIONS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Name Change and Reverse Stock Split

On April 25, 2002 the Company name changed to ABSS, Corp. as has been recognized in these unaudited financial statements. Also on April 25, 2002, the Company effected a 1 for 30 reverse stock split, which is reflected in these unaudited financial statements. The number of shares resulting, inclusive of rounding adjustments, was 127,509.

Common Stock Issued

Pursuant to the provisions of that certain License Agreement dated December 17, 2001 and filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10KSB/A for its fiscal year ended December 31, 2001 and incorporated herein by this reference, on May 22, 2002 the Company issued 3,791,393 shares of its common stock having a value of $37,914 to Cyber Holdings, Inc. in consideration of the grant of the license under said License Agreement.

On May 22, 2002, the Company issued 386,777 shares of common stock to Benny Blom, Chief Executive Officer of the Company, in lieu of cash compensation, for a total value of $3,868.

Pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission on May 28, 2002 and incorporated herein by this reference, on June 30, 2002, the Company issued 816,364 shares of common stock for various services and products for a total value of $8,163.

Discontinued Operations

During 2000, the Company sold BidInvite, Inc. In 2001, the Company did not renew the oil, gas, and mineral lease rights, the only asset of Silver Valley Energy (SVE). In August 2001, Independent News and Pompton Valley Publishing Company and all newspaper and related activities ceased operations. As summarized in the schedule following, these subsidiaries are reported as discontinued operations in the financial statements for both 2002 and 2001.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF DISCONTINUED OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

	THREE MONTHS		SIX MONTHS

	2002	2001	2002	2001

REVENUE	$-	$607,947	$-	$1,076,449

EXPENSES
Postage & costs of production	-	360,786	-	634,073
Selling, general & administrative	-	397,368	-	636,232
Depreciation of equipment	-	2,302	-	2,302
Amortization of goodwill	-	16,333	-	32,666

Total expenses	-	776,789	-	1,305,273

INCOME (LOSS) FROM OPERATIONS	-	(168,842)	-	(228,824)

PROVISION FOR INCOME TAXES	-	1005	-	1,005

NET INCOME (LOSS)	$-	$(169,847)	$-	$(229,829)

SUMMARY OF NET INCOME (LOSS)
BY SUSBSIDIARY:

Bidinvite, Inc.	$-	$-	$-	$-
Silver Valley Energy	-	-	-	-
Independent News, Pompton Valley	-		-	-
Publishing Co. & related activities	-	(169,847)	-	(229,829)

Net Income (Loss)	$-	$(169,847)	$-	$(229,829)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In August, 2001, the Company ceased its newspaper operations and in December of 2001 the Company closed TheLocalTimes.com to change its business to become a fashion and design company. On October 3, 2001, the Company incorporated Money Bucket, Inc., a Nevada corporation, to become the operational unit of the Company's fashion business. On December 17, 2001, ABSS entered into a licensing and marketing agreement to produce and market Aleksander Blå, a line of women's clothing and to produce and develop a fashion related Internet portal, Fashion Expo.

During the first six months of 2002, the Company has produced its collections Aleksander Blå, "JeansWear" and Aleksander Blå, "Cashmere", to be presented at the WWDMAGIC, http://magiconline.com trade show in Las Vegas during August 26-29 of 2002. The Company had no revenue during the second quarter of 2002. The Company's operations are currently being financed through a shareholder, who plans to continue to do so until additional financing becomes available either from internal operations or external sources. In addition, the Company plans to use its shares in lieu of monetary payments to compensate various employees, consultants, and advisors.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Change of Securities

On April 25, 2002 the Company name changed to ABSS, Corp. as has been recognized in these unaudited financial statements. Also on April 25, 2002, the Company effected a 1 for 30 reverse stock split, which is reflected in these unaudited financial statements. The number of shares resulting, inclusive of rounding adjustments, was 127,509.

Pursuant to the provisions of that certain License Agreement dated December 17, 2001 and filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10KSB/A for its fiscal year ended December 31, 2001 and incorporated herein by this reference, on May 22, 2002 the Company issued 3,791,393 shares of its common stock having a value of $37,914 to Cyber Holdings, Inc. in consideration of the grant of the license under said License Agreement.

On May 22, 2002, the Company issued 386,777 shares of common stock to Benny Blom, Chief Executive Officer of the Company, in lieu of cash compensation.

Pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission on May 28, 2002 and incorporated herein by this reference, on June 30, 2002, the Company issued 816,364 shares of common stock for various services and products for a total value of $8,163.

Item 3. Exhibits

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 16, 2002.

ABSS, Corp.

Registrant

/s/ Benny Blom

Benny Blom

Director and CEO

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ABSS, Corp., (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002 that (based on their knowledge): (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ Benny Blom

Benny Blom, Chief Executive Officer

and Chief Financial Officer

August 16, 2002