Form 10QSB
period 2002-09-30
ABSS CORP
filed 2002-11-19
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of September 30, the Issuer had 5,672,043 shares of common stock outstanding, $0.01 par value.

ABSS, CORP.

Form 10-QSB

Quarterly Report

For The Period Ended September 30, 2002

INDEX

Page

Part I - FINANCIAL INFORMATION 3

Item 1. Financial Statements F-1 - F-7

Unaudited Interim Consolidated Condensed Balance Sheet

as of September 30, 2002 of ABSS, Corp. and Subsidiaries F-1

Unaudited Interim Consolidated Condensed Statement of Operations

for the Nine Months Ended September 30, 2002 and September 30, 2001

for ABSS, Corp. and Subsidiaries F-2

Unaudited Interim Consolidated Condensed Statements of Operations for the

Three Months Ended September 30, 2002 and September 30, 2001 for

ABSS, Corp. and Subsidiaries F-3

Unaudited Interim Consolidated Condensed Statements of Cash Flows for the

Nine Months Ended September 30, 2002 and September 30, 2001 for

ABSS, Corp. and Subsidiaries F-4

Unaudited Interim Consolidated Condensed Statements of Discontinued

Operations for the Three and None Months Ended September 30, 2002 and

2001 for ABSS, Corp. and Subsidiaries F-5

Notes to Unaudited Consolidated Interim Condensed Financial Statements F-6 - F-7

Item 2. Managements Discussion and Analysis of Financial Condition

and Results of Operations 4

Part II - OTHER INFORMATION 4-5

Item 1. Legal Proceedings 4

Item 2. Changes in Securities 5

Item 3. Exhibits 5

Signatures 5

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to ABSS, Corp, f.k.a. Unico, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the period ended September 30, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

BALANCE SHEET

AS OF SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62

Total current assets	62

PROPERTY AND EQUIPMENT, AT COST
Net property and equipment	14,557

Net Property and equipment	14,557

OTHER ASSETS
Clothing brand name license	37,914

Total Other Assets	37,914

TOTAL ASSETS	$52,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & other current liabilities	$536,167

Total current liabilities	536,167

LONG-TERM LIABILITIES
Due to shareholder	369,841
Accrual for litigation and judgments	1,200,000

Total long-term liabilities	1,569,841

Total liabilities	2,106,008

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, C & Redeemable
All recalled and retired	-
Common stock
$.01 par value, 20,000,000 shares authorized, 5,672,043 shares
issued and outstanding as of September 30, 2002	56,916
Additional paid-in capital	8,280,337
Retained earnings (deficit)	(10,390,728)

Total stockholders' equity (Deficit)	(2,053,475)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$52,533

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

REVENUE	$-	$-
EXPENSES
Selling, general and administrative expenses	497,414	-
Clothing design and samples	15,863	-
Depreciation and amortization	2,570	43,596

Total expenses from operations	515,847	43,596

INCOME (LOSS) FROM OPERATIONS	(515,847)	(43,596)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(1,178,819)

NET INCOME (LOSS) BEFORE INCOME TAXES	(515,847)	(1,222,415)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(515,847)	$(1,222,415)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
(Loss) from operations	(0.21)	(0.27)
(Loss) from discontinued operations	-	(3.18)

NET EARNINGS (LOSS) PER SHARE	$(0.21)	$(3.45)

Weighted Average Common Shares

Basic and dilutive common shares	2,487,044	53,352

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2002	2001

REVENUE	$-	$-
EXPENSES
Selling, general and administrative expenses	360,800	-
Clothing design and samples	-	-
Depreciation and amortization	857	14,532

Total expenses from operations	361,657	14,532

INCOME (LOSS) FROM OPERATIONS	(361,657)	(14,532)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(984,990)

NET INCOME (LOSS) BEFORE INCOME TAXES	(361,657)	(963,522)

PROVISION FOR INCOME TAXES	-

NET INCOME (LOSS)	$(361,657)	$(963,522)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE
(Loss) from operations	(0.07)	(0.61)
(Loss) from discontinued operations	-	(4.84)

NET EARNINGS (LOSS) PER SHARE	$(0.07)	$(5.45)

Weighted Average Common Shares

Basic and dilutive common shares	5,181,826	47,518

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(515,847)	$(1,222,415)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	2,570	97,199
Stock for services	177,227	70,000
Impairment of goodwill	-	843,210
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade, net	-	138,705
Increase (decrease) in accounts & other payables	80,065	50,754

Net cash provided (used) by operating activities	(255,985)	(22,547)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	18,540
(Increase) in other assets	-	11,779

Net cash provided (used) by investing activities	-	30,319

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	-	(21,331)
Increase (decrease) in amounts due to (from) stockholder	231,973	13,431
Net cash provided (used) by financing activities	231,973	(7,900)

(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,012)	(128)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,074	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$62	$0

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$-	$-

NON CASH ITEMS:
Stock for services	$177,227	$70,000
Stock for clothing brand name license	$37,914	$-

ABSS, CORP. AND SUBSIDIARIES f.k.a UNICO, INC.

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF DISCONTINUED OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

	THREE MONTHS		SIX MONTHS

	2002	2001	2002	2001

REVENUE	$-	$129,967	$-	$1,206,416

EXPENSES
Postage & costs of production	-	154,949	-	789,022
Selling, general & administrative	-	62,123	-	698,355
Depreciation of equipment	-	2,302	-	4,604
Amortization of goodwill	-	16,333	-	48,999
Impairment of goodwill	-	843,210	-	843,210

Total expenses	-	1,078,917	-	2,384,190

INCOME (LOSS) FROM OPERATIONS	-	(948,950)	-	(1,177,774)

PROVISION FOR INCOME TAXES	-	40	-	1,045

NET INCOME (LOSS)	$-	$(948,990)	$-	$(1,178,819)

SUMMARY OF NET INCOME (LOSS)
BY SUBSIDIARY:

Bidinvite, Inc.	$-	$-	$-	$-
Silver Valley Energy	-	-	-	-
Independent News, Pompton Valley	-		-	-
Publishing Co. & related activities	-	(948,990)	-	(1,178,819)

Net Income (Loss)	$-	$(948,990)	$-	$(1,178,819)

ABSS, CORP. AND SUBSIDIARIES f.k.a. UNICO, INC.

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results which can be expected for the entire year.

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

Name Change and Reverse Stock Split

On April 25, 2002 the Company name changed to ABSS, Corp. and has been recognized in these unaudited financial statements. Also on April 25, 2002, the Company effected a 30 for 1 stock split reversal, which is reflected in these unaudited financial statements.

Common Stock Issued

On September 20, 2002, the Company issued 550,000 shares of common stock for consulting services for a total value of $165,000.

Discontinued Operations

During 2000, the Company sold BidInvite, Inc. In 2001, the Company did not renew the oil, gas, and mineral lease rights, the only asset of Silver Valley Energy (SVE). In August 2001, Independent News and Pompton Valley Publishing Company and all newspaper and related activities ceased operations. As summarized in the schedule following, these subsidiaries are reported as discontinued operations in the financial statements for 2000.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 3, 2001, the Company incorporated Money Bucket, Inc. a Nevada corporation to become the Company's operational unit of its fashion business.

On October 10, 2002 the Company signed a definitive agreement with Sheila D. Allen to acquire the assets of sheila allen-styles, a privately held retailer with operations in Greenwich, Connecticut and Martha's Vineyard, Massachusetts for 3 million shares of restricted stock, of which 2,000,000 will be issued to Sheila D. Allen and 1,000,000 will be issued to her designee, and the assumption by sheila allen-styles of certain debt in the amount of $65,000.

The agreement requires, among other things, the Company to open 25 additional retail stores during the calendar years 2003 and 2004 and to launch its new Life Style Label "(OTC: ABSP) sheila allen-styles." In conjunction with the acquisition, Ms. Allen becomes the head designer of ABSS, Corp. with responsibilities to develop its collection of clothing, jewelry and accessories for the Company's proposed new label "(OTC: ABSP) sheila allen-styles."

The closing of the transaction scheduled for December 31, 2002 subject to extension upon mutual agreement of the parties to a date not later than February 28, 2003, is contingent upon the completion of the due diligence, restructuring of ABSS' capital structure and certain shareholder, regulatory and other conditions. The parties can give no assurance that these conditions will be satisfied or that the transaction will be completed.

The Company had no revenue during the third quarter of 2002 during which it was developing and showing its lines of clothing. The Company's operations are currently being financed through a shareholder, who plans to continue to do so until additional financing becomes available either from internal operations or external sources. In addition, the Company plans to use shares of its common stock, where possible, in lieu of monetary payments to compensate various employees, consultants and advisors.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment in the amount of $960,000. The Company is attempting to negotiate a non-monetary settlement.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico, Inc. and BidInvite. The amount of the judgment is $1,360,000. Management believes that the suit is without substance and is attempting to have the default judgment vacated. Legal counsel indicates it is difficult to estimate the chances of vacating the judgment.

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remains unpaid. At December 31, 2001 the $156,000 remaining unpaid is written off to $-0- as management believes that certain financial misrepresentation were made in connection with its acquisition of The Independent News. Nothing has been heard from NexGen lately. Legal Counsel indicates it does not appear likely that NexGen will be taking any affirmative action.

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

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $1,200,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $1,200,000.

Item 2. Change of Securities

On April 25, 2002 the Company name changed to ABSS, Corp. as has been recognized in these unaudited financial statements. Also, on April 25, 2002, the Company effected a 1 for 30 reverse stock split, which is reflected in these unaudited financial statements. The number of shares resulting, inclusive of rounding adjustments, was 127,509.

Pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission on September 20, 2002 and incorporated herein by this reference, the company issued 550,000 shares of common stock for consulting services for a total value of $165,000.

Item 3. Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Executive Officer and Chief Financial Officer

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 18, 2002.

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

/s/ Benny Blom

Benny Blom, Chief Executive Officer

and Chief Financial Officer

EXHIBIT 99.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Benny Blom, being the Chief Executive Officer and Chief Financial Officer of ABSS, Corp., certify that:

1. I have reviewed this quarterly report on Form 10QSB of ABSS, Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 18, 2002

/s/ Benny Blom

Benny Blom, Chief Executive Officer

and Chief Financial Officer