Form 10KSB
period 2002-12-31
ABSS CORP
filed 2003-05-13
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2002

Commission File #0-15303

ABSS, Corp.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

73-1215433

(IRS Employer Identification Number)

P.O. Box 723244, Atlanta, GA 31139

(Address of principal executive offices ) (Zip Code)

(877) 768 2227

(Registrant's telephone no., including area code)

315 Greenwich Avenue, Greenwich, CT 06830

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

Form 10-KSB. Yes [ X] No [ ]

Revenues for year ended December 31, 2002. $ 0

Aggregate market value of the voting common stock held by

non- affiliates of the registrant as of December 31,

2001, was: $15,170

Number of shares of the registrant's common stock

outstanding as of December 31, 2001 was: 5,717,043

Transfer Agent as of December 31, 2002: Olde Monmouth Stock Transfer Co., Inc. 77 Memorial Parkway, Suite 101

Atlantic Highlands, NJ 07716

PART I

Item 1. Description of Business

---------------------------------------

General

-----------

ABSS, Corp., (the "Company"), was incorporated on April 11, 1984 under the laws of the State of Delaware as CMS Advertising. On September 25, 1989 it changed its name to Unico, Inc., and again on April 25, 2002 ABSS, Corp. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises commenced in May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields. The Company also operated and owned a second subsidiary during 1996, Cal-Central Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Franchising activities related to this business were conducted through United Marketing, which the Company had acquired on July 17, 1987. On January 29, 1999, the shareholders of the Company approved the sale of all of the issued and outstanding common stock of United Marketing to Next Generation Media Corp. ("NexGen"). The sale was effective and closed April 1, 1999. Following completion of the sale of United marketing, the Company intended to become a diversified Internet incubator holding company, focused on the incubation, acquisition and financing of young, development stage, high technology and multi-media companies. This concept was abandoned in the third quarter of 2000. In July 2000, the Company acquired from NexGen all the issued and outstanding stock of The Independent News. On January 31, 2001, The Company incorporated The Local Times.com, Inc. and New Media, Inc. In August 2001, the Company ceased its newspaper operations. Under partly new management, the Company planned to develop a fashion-oriented holding and marketing company.

The Company's Business

-------------------------------

On October 3, 2001 ABSS incorporated Money Bucket, Inc., a Nevada corporation, to become the operational unit of ABSS's fashion business. On December 17, 2001 ABSS entered into a license agreement with Cybernic Holdings, Inc., to (a) produce and brand Aleksander Blå, a line of women's clothing and (b) to produce and develop a fashion related internet project, Fashion Expo. The agreement provides for among other things, that the Company will change its name to ABSS, CORP., and that the Company would reverse split its shares by 1:30 and issue 3,791,393 new restricted shares to Cybernic Holdings, Inc.

During the fall of 2002, the Company presented its first complete collection of women's jeans and cashmere at the MAGIC Fashion show in Las Vegas. Due to minimal interest in the collections, the Company abandoned the fashion lines and started to pursue other opportunities within the fashion industry.

On October 10, 2002, the Company entered into an agreement to acquire the retail operations of Sheila Allen-Styles with operations in Greenwich, Connecticut and Edgartown, Massachusetts. The proprietary owner of the retail operations, Ms. Sheila Allen became the Chief Fashion Director and Head Designer of the Company and the Company adopted a business plan to open an additional 25 retail stores nationwide. Following a higher than expected decline in revenue, Sheila Allen-Styles closed its Greenwich operations on February 16, 2003. In conjunction therewith and the general market conditions, the Company experienced increased difficulties in obtaining necessary funding for the rollout of the store concept. On March 17, 2003, the Company abandoned the acquisition of the remaining business of Sheila Allen-Styles and terminated all of its business activities.

The Company is actively seeking other investment opportunities. No such opportunities have been identified as of the date of this filing.

Employees

---------------

The Company had one full time employee as of December 31, 2002.

Item 2. Description of Property

--------------------------------------

As of December 31, 2002, the Company operated its corporate headquarters through an executive office located at 315 Greenwich Avenue, Greenwich Connecticut 06830 paid for by a shareholder. In conjunction with Sheila Allen-Styles closing of its operations, the Company closed its offices and operated from its regional office in Atlanta, GA.

As of March 17, 2003 the Company closed its regional office in Atlanta, GA and is now operating from P.O. Box 723244, Atlanta, GA 31139.

Item 3. Legal Proceedings

---------------------------------

On April 20,2000, the Company was sued by the seller of Silver Valley Energy (Southwin Financial LTD) for breach of contract in the 104th District Court in and for Taylor County, Texas. This suit resulted in default judgments in the amount of $960,000 in Texas and Connecticut on January 16, 2001. The Company has initiated a communication to settle the matter out of court on favorable terms.

On November 20, 2000 the Company was sued by the former Chairman and CEO of BidInvite, one of the Company's subsidiaries, alleging that an oral contract existed requiring the Company to deliver to the former Chairman and CEO 100,000 share of free trading stock, among other things. This suit resulted in a default judgment. The Company has initiated a communication to settle the matter out of court on favorable terms.

Item 4. Submission of Matters to a Vote of Security Holders

-------------------------------------------------------------------------

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

-------------------------------------------------------------------------------------

On December 31, 2002 there were approximately 600 shareholders of record of the Company's common stock. The Company's common stock was formerly traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). During 1997, the Company no longer qualified for this listing and is now available through electronic trading services via the NASD OTC Electronic Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through December 31, 2002 and as available through electronic trading services subsequent to such date.

Common Stock Bid

High Low

2001

------

First Quarter $.13 $.06

Second Quarter $.08 $.05

Third Quarter $.21 $.10

Fourth Quarter $.15 $.06

2002

------

First Quarter $.07 $.01

Second Quarter $.05 $.03

Third Quarter $.51 $.01

Fourth Quarter $.25 $.03

Dividends

On January 29, 1999, the Company declared a cash dividend of $.10 a share to shareholders of record as of December 31, 1998 in consideration for the sale of United Marketing Solutions, Inc. The Company has not declared or paid a dividend since January 29, 1999. The Company does not anticipate having the ability to make any payment of cash dividends in the forseeable future and the payment of any such future cash dividends will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

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

General

------------

On April 1, 1999, the Company sold its only asset, the stock of its operating subsidiary United Marketing to NexGen. As a result of the above-described transaction, ABSS became a publicly traded "shell" company. The Company, immediately after the sale of United Marketing, had no assets and no liabilities. The Company was funded by two new shareholders, selected a new board of directors and management team and changed its business plan.

Independent News

On July 1, 2000 the Company acquired Independent News, a weekly and monthly newspaper circulated to more than 70,000 homes in northern New Jersey for cash, stock and assumptions of certain laibilities. ON January 31, 2001, ABSS incorporated The Local Times.com, Inc., and New Media, Inc. The Local Times was a web solution for weekly newspapers and its advertisers and New Media, Inc. was the acquisition vehicle established to acquire additional newspapers. Due to the loss of financial incentives, ABSS ceased its newspaper operations during August 2001 and its online activities as of the end of the year 2001.

Aleksander Blå

The Company entered on December 17, 2001 into a license and marketing agreement to brand and produce Aleksander Blå, a fashion brand of women's clothing. The Company presented its first collection of jeans and cashmere at the MAGIC Fashion Show in Las Vegas during August of 2002. Due to a minimal interest from the fashion industry, the company decided to abandon that fashion line and to search for other fashion opportunities.

Sheila Allen-Styles

On October 10, 2002, the Company entered into an agreement to acquire the retail operations of Sheila Allen-Styles with operations in Greenwich, CT and Edgartown, MA. During the due diligence period, Sheila Allen-Styles closed part of its operations, and the Company and Sheila Allen decided not to pursue the acquisition further.

In conjunction with the general difficult market conditions and obstacles in obtaining the financing needed to execute its business plan, the Company decided on or about March 17, 2003 to cease all its operations and to look for other business opportunities.

No meaningful comparison can be made between 2001 and 2002 because of the close of its newspaper operations by the end of 2001. During the calendar year of 2002 the Company tried to start several new businesses within the fashion industry of which none materialized. The major shareholder of the Company funded the costs for those operations. Subject to a tentative agreement with a third party interested in acquiring the majority interest in the Company, the major shareholder has agreed to forgive all monies owed by the Company to its major shareholder.

Item 7. Financial Statements

-----------------------------------

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

------------------------------------------------------------------------------------------------------------------------------

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With

Section 16(a) of the Exchange Act

---------------------------------------------------------------------------------------------------------------

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

Benny Blom 47 2001 Chairman, President and Chief Executive Officer

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

Benny Blom Chairman,

President, CEO 2001 386,313 shares of

common stock

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

Number of Shares of

Name of Beneficial Owner/ Common Stock % of Beneficial

Identity of Group Beneficially Owned Ownership

----------------------------------------------------------------------------------------------------------------------

Cybernic Holdings, Inc. 3,813,727 69.63%

Benny Blom 386,313 6.76%

Item 12. Certain Relationships and Related Transactions

-----------------------------------------------------------------------------

On December 17, 2001 the Company entered into a licensing and marketing agreement to produce and market Aleksander Blå, a fashion brand of women's clothing. In consideration for the transaction, the Company agreed to reverse split its issued and outstanding shares with one new share for each thirty old shares of the Company and to issue 3,791,393 new restricted shares to Cybernic Holding. The Company believes that the value and consideration for the transactions is fair and reasonable. On May 22, 2002, the Company issued the 3,791,393 shares to Cybernic Holdings, Inc. Cybernic Holdings, Inc. is currently funding the Company's operations.

Subject to a tentative agreement with a third party interested in acquiring the majority interest in the Company, the major shareholder has agreed to forgive all monies owed by the Company to its majority shareholder.

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

The operations of the Company is currently being funded by its majority shareholder. Subject to a tentative agreement with a third party interested in acquiring the majority interest in the Company, the major shareholder has agreed to forgive all monies owed by the Company to its majority shareholder.

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

May 9, 2003

By: /s/ Benny Blom

----------------------

Benny Blom

Chairman, President and CEO

And Director

Pursuant to the requirements of the Securities Exchange

Act of 1934, this report has been signed below by the

following person on behalf of the registrant and in the

capacity and on the dates indicated.

Name Title Date

----------------- --------- -----

/s/Benny Blom Chairman, Chief Executive Officer, May 12, 2003

and President

ABSS, CORP. AND SUBSIDIARIES

Audited Financial Statements

and

Report of Auditors

December 31, 2002

ABSS, CORP. AND SUBSIDIARIES

f.k.a.

UNICO, INC.

TABLE OF CONTENTS

December 31, 2002

INDEPENDENT AUDITOR'S REPORT F-1

FINANCIAL STATEMENTS:

Balance Sheet F-2

Statements of Operations F-3

Statements of Stockholders' Equity (Deficit) F-4

Statements of Cash Flows F-5

NOTES TO FINANCIAL STATEMENTS F-6 -- F-12

SELLERS & ANDERSEN, LLC Certified Public Accountants and Business Consultants Member SEC Practice Section of the AICPA	941 East 3300 South, Suite 202 Salt Lake City, Utah 84106 Telephone 801 486-0096 Fax 801 486-0098

Board of Directors

ABSS, Corp.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of ABSS, CORP. and Subsidiaries as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to previously present fairly, in all material respects, the financial position of ABSS, CORP. and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the two years then ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sellers & Andersen, LLC

April 28, 2003

Salt Lake City, Utah

ABSS, CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -
Total current assets	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 132,463
Due to shareholder	113,794
Accrual for judgments, litigation and contingencies	1,200,000
Total current liabilities	1,446,257

Total liabilities	1,446,257

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, C & Redeemable
All recalled and retired	-
Common stock
$.001 par value, 20,000,000 shares authorized, 5,717,043 shares issued and outstanding as of December 31, 2002	5,717
Additional paid-in capital	8,191,141
Retained earnings (deficit)	(9,643,115)
Total stockholders's equity (deficit)	(1,446,257)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2002	2001 (RESTATED)
REVENUE	$ -	$1,186,891

EXPENSES
Postage & costs of production	-	1,003,119
Selling, general and administrative expenses	104,679	570,579
Depreciation of equipment	4,893	15,454
Amortization of goodwill	-	38,371
Total expenses	109,572	1,627,523
INCOME (LOSS) FROM OPERATIONS	(109,572)	(440,632)

OTHER INCOME (EXPENSES)	(1,316,006)	(857,820)
Write down of long-term assets impaired	-	(955,410)
Gain on disposal of equipment	12,766	-
Gain on cancellation of debt	-	484,572
Provision for litigation	-	(240,000)
Total other income (expenses)	12,766	(710,838)
INCOME (LOSS) BEFORE INCOME TAXES	(96,806)	(1,151,470)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$ (96,806)	$ (1,151,470)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE:
NET EARNINGS (LOSS) PER SHARE	$ (0.03)	$ (17.40)
WEIGHTED AVERAGE COMMON SHARES:
Basic and dilutive common shares	3,073,449	66,158

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (RESTATED)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amt
Balance December 31, 2000	41,685	$42	$7,677,406	$(8,394,839)	$(717,391)
Stock issued for services	36,427	37	161,297		161,334
Stock issued for debt payoff	49,397	49	283,281		283,330
Net Income (loss) for the period				(1,151,470)	(1,151,470)
Balance December 31, 2002 (Restated)	127,509	128	8,121,984	(9,546,309)	$ (1,424,197)
Stock issued for services	5,589,534	5,589	69,157		74,746
Net income (loss) for the period				(96,806)	(96,806)
Balance December 31, 2002	5,717,043	$5,717	$8,191,141	$(9,643,115)	$(1,446,257)

See Notes to Financial Statements

ABSS, CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2002	2001 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (98,806)	$ (1,151,470)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cancellation of debt	-	(484,572)
Provision for litigation	-	240,000
Depreciation and amortization	4,893	58,718
Write off long lived asset - oil & gas lease rights		40,000
Write off long lived asset - goodwill, net		915,410
Abandonment of fixed assets		88,915
Gain on disposal of equipment	(12,766)
Stock issued for debt cancellation		283,330
Stock issued for services rendered	74,746	161,334
Changes in assets and liabilities:
(Increase) decrease in accounts receivable - trade, net	-	181,946
(Increase) decrease in other assets	-	11,779
Increase (decrease) in accounts payable	4,933	156,314
Increase (decrease) in other current liabilities	-	(353,984)
Net cash provided (used) by operating activities	(25,000)	147,720
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment for partial settlement of debt to shareholder	25,000	-
Net cash provided (used) by investing activities	25,000	-
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	-	(21,331)
Increase (decrease) in due to shareholder	(24,074)	(102,443)
Issuance common stock	-	-
Net cash provided (used) by financing activities	(24,074)	(124)
(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,074)	23,946

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,074	128

CASH AND CASH EQUIVALENTS, END OF YEAR	-	24,074

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

NON CASH ITEMS:
Stock issued for services rendered	$74,746	$161,334
Stock issued for debt payoff	-	283,330
Provision for litigation	-	240,000
Debt cancellation	-	484,572
Write off long lived asset - goodwill	-	915,410
Write off long lived asset - oil & gas lease rights	-	40,000

ABSS, CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1 - ORGANIZATION, HISTORY AND BUSINESS ACTIVITY

The Company incorporated May 11, 1984 under the laws of the State of Delaware as C.M.S. Advertising and changed its name to Unico, Inc. on September 25, 1989 and again to ABSS, Corp. on April 25, 2002.

The Company is authorized to issue up to 20,000,000 shares of common stock, $0.001 par value. The Company also has class A preferred stock, none of which are issued or outstanding. Management will determine the terms when any preferred stock is issued.

The Company completed a 10 for 1 reverse stock split on August 24, 2001 and a 30 for 1 reverse stock split on April 25, 2002. The financial statements and the notes to the financial statements reflect these changes retroactively since its inception.

In May 1998, the Company entered into an agreement to sell its only active subsidiary, United Marketing Solutions, Inc. (UMSI) to NexGen. This left the Company as a publicly traded "shell" company.

In May 1999, the Company acquired all of the stock of Silver Valley Energy (SVE). SVE was inactive when acquired and remained inactive throughout the time SVE was owned and controlled by the Company. SVE owned the oil and gas lease rights, the lease rights being the only asset, and it had no liabilities. In 2001, SVE did not pay the renewal fees to retain the lease rights and therefore they were fortified and SVE ceased.

On May 1, 2000, the Company acquired all of the issued and outstanding stock of BidInvite, Inc. (BI) for 10,000 shares of stock. The business plan of BI envisioned an internet based bid solicitation system for the construction industry. This acquisition was accounted for under the purchase method. On September 15, 2000, the Company sold a 95% interest in BI, to foreign investors for a $1,000,000 non-interest bearing note. Under the terms of this note, payment of $500,000 is to be made if and when the purchasers are able to secure $3,000,000 in financing for the BI business plan. Additionally, another $500,000 will be due if and when the purchasers are able to obtain another $3,000,000 of financing. Because of the contingent nature of the sale of BI, no revenue recognition of the sale has been reflected in the Company's financial statements.

In July 2000, the Company acquired all of the issued and outstanding stock of The Independent News (IN), a freely distributed newspaper in Northern New Jersey, having a circulation of 110,000 for 320,000 shares of Company stock. The newspaper employed approximately 25 individuals actively engaged in the publication of the newspaper, in selling advertising, and distribution activities. This was accounted for as a purchase transaction with the excess of liabilities assumed over the assets received recognized as goodwill.

The Company initially ran the newspaper business through IN. Later in 2000, the Company created Pompton Valley Publishing Co. (PVP), and transferred all operations, assets and liabilities of IN into PVP. In August 2001, all newspaper and related activities ceased and IN and PVP went out of business.

On October 3, 2001, the Company created the wholly owned subsidiary Money Bucket, Inc. (MBI) a Nevada corporation. At December 31, 2001 and 2002, this is the only remaining subsidiary of the Company. The purpose of MBI is to develop and market fashion wear on the internet. On February 28, 2003, MBI ceased this activity and became inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reporting Results of Operations

The accompanying financial statements include the activity and results of operations of the Company and its subsidiaries, including defunct subsidiaries ceasing operations through the data operations ceased.

Both the financial statements and the income tax returns are reported as of December 31, and are on the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principals require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.

Property and Equipment

Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

The Company provides for depreciation of property, plant and equipment and amortization of leasehold improvements and software principally by use of declining balance and other equipment are depreciated over an estimated useful life of 5 years straight line method of depreciation.

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $4,893 and $58,718 respectively.

Earnings (Loss) per Share

Basic and dilutive earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. Basic and dilutive earnings (loss) per share are one and the same.

Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

Concentration on Credit Risk

The Company has no assets; therefore, there is no concentration of credit risk.

Impairment of Long-Lived Assets

It is the Company's policy to periodically evaluate the economic recoverability of all its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss in its statement of operations.

During 2001, goodwill with a net book value of $915,410 and oil and gas lease rights with a book value of $40,000 were both determined by management to have no value and were written off.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting for stock-based employee compensation plans. As of December 31, 2002 the Company has no stock-based compensation plans.

Advertising

The Company expenses advertising as it occurs. The Company incurred insignificant advertising expenses for years ended December 31, 2002 and 2001.

Fair Values of Financial Instruments

The carrying amounts of the Company's cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Advertising Costs

The Company expenses advertising as it occurs. The Company incurred insignificant advertising expenses for years ended December 31, 2002 and 2001.

Revenue Recognition

Revenue is recognized from sales and services when they are performed.

Reclassifications

Certain amounts in 2001 have been reclassified and restated to conform to the current financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 - COMMON STOCK:

Services were exchanged for common stock during 2002 and 2001 in the amount of 5,589,534 shares valued at $74,746 and 36,427 shares valued at $161, 734 respectively.

During 2001 49,397 share of common stock were issued in exchange for debt valued at $283,330.

In the course of issuing stock for services during 2001, all stock options and other forms of stock incentive plans, both for employees and non-employees were terminated or otherwise ended and satisfied. Thus, at December 31, 2002 and 2001 there are no stock plans outstanding.

NOTE 4 - LEASE COMMITMENTS:

As of December 31, 2002 and 2001 there are no lease commitments. During 2001 the operating facilities were set up under a lease that was terminated when the printing operations went out of business, at which time the Company was absolved of any further obligation.

NOTE 5 - INCOME TAXES:

The Company has not filed income tax returns for some years. Management believes there are no significant income tax liabilities owing. No provision was made for income taxes in 2002 and 2001 as a result of the net losses each year.

Net operating loss carry forwards have not been established because: 1) Tax returns are not filed currently, and 2) Significant ownership changes have occurred. Therefore, net operating loss carry forwards are not recognized against which a valuation reserve can be applied. If the Company recognized a valuation reserve, it would be offset by an equal amount of deferred tax benefit as no assurance can be given it can be used.

NOTE 6 - JUDGMENTS, LITIGATION AND CONTINGENCIES AND RELATED GAIN ON CANCELLATION OF DEBT:

The Company has judgments, lawsuits and contingent liabilities as explained further in this note. Management estimates that the costs to settle these judgments, lawsuits and contingent liabilities for the Company should not exceed an aggregate of $1,200,000. Accordingly, the accrual for litigation, judgments and contingencies is recognized in the balance sheet at $1,200,000.

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment against it in the amount of $960,000. The Company is attempting to negotiate a non-monetary settlement. Legal counsel is unable to provide any assurance of what the ultimate outcome will be.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware. Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. 00C-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against the Company and BidInvite a former subsidiary of the Company. The amount of the judgment is $1,360,000. Management believes that the law suit is without substance and is attempting to have the default judgement vacated. Legal counsel indicates it is difficult to estimate what the chances are of vacating the judgment.

NexGen has alleged that the Company is in default with respect of its $200,000 note payable issued in connection with its acquisition of The Independent News (IN) in July 2000. At December 31, 2000 $156,000 remained unpaid. At December 31, 2001 the $156,000 remaining unpaid is written off to $-0- as management believes that certain financial misrepresentations were made in connection with its acquisition of IN. Legal counsel indicates it does not appear likely that NexGen will be taking any affirmative action. The elimination of $156,000 debt is classified in the statement of operations under "gain on cancellation of debt" for 2001.

When IN and its successor company, Pompton Valley Publishing Co., ceased operations in 2001 IN left debt owing various creditors amounting to $328,752. Legal counsel at the time indicated the Company will not be held liable for the debts of IN. Accordingly, the $328,752 of debt IN owes is written off in 2001 and is classified in the statement of operations under "gain on cancellation of debt."

In addition to the $328,752 of debt IN owes, a lawsuit is filed against IN for apparent printing work provided for IN for an amount in excess of $40,000. Legal counsel in 2001 indicated that IN, which is out of business, would not have to pay it and that it would be difficult for the plaintiff to show liability to the Company (ABSS as the parent).

NOTE 7 - GOING CONCERN ISSUES:

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

The controlling shareholder continues to fund the company sufficiently to keep it going for the coming year. Management is also seeking additional financing through private and public offerings its plans in the near future. Also, see the note on subsequent events.

NOTE 8 - RELATED PARTY TRANSACTION:

The director and the officer (President) control approximately 73% of the Company, of which approximately 72% is owned by a corporation wholly owned by the director.

The corporation that is wholly owned by the director continues to advance operating funds to the Company. As of December 31, 2002 and 2001 amounts owed by the Company to the corporation were $113,794 and $137,868 respectively.

The Company exchanged all of its equipment for a $25,000 reduction in debt to the major shareholder at a net gain to the Company of $12,766. The director's wholly owned corporation also received 3,791,393 shares of restricted stock for services in 2002, valued at $3,791.

The president, who is the other director of the Company, received 386,313 shares of restricted stock in 2002, valued at $386.

NOTE 9 - SUBSEQUENT EVENT:

The officer and director are negotiating to sell 4,200,040 shares of their stock of the Company to an unrelated party. This pending sale is expected to close before May 31, 2003. Upon closing the new party will own about 73% of the total outstanding shares of the Company.

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

Date: May 12, 2003

/s/ Benny Blom

Benny Blom, Chief Executive Officer

and Chief Financial Officer