Form 10QSB
period 2003-03-31
ABSS CORP
filed 2003-05-13
CIK 797564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file no. 0-15303

ABSS, CORP.

(Name of Small Business Issuer in its Charter)

Delaware 73-1215433

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation) Identification No.)

P.O. Box 723244, Atlanta, GA 31139

(Address of Principal Executive Offices) (Zip Code)

(877) 768-2227

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of March 31, 2003, the Issuer had 5,717,043 shares of common stock outstanding, $0.001 par value.

ABSS, CORP.

Form 10-QSB

Quarterly Report

For The Period Ended March 31, 2003

INDEX

Page

Part I - FINANCIAL INFORMATION 3

Item 1. Financial Statements F-1 - F-7

Unaudited Interim Consolidated Condensed Balance Sheet

as of March 31, 2003 of ABSS, Corp. and Subsidiaries F-1

Unaudited Interim Consolidated Condensed Statement of Operations

for the Three Months Ended March 31, 2003 and March 31, 2002

for ABSS, Corp. and Subsidiaries F-2

Unaudited Interim Consolidated Condensed Statements of Cash Flows for

the Three Months Ended March 31, 2003 and March 31, 2002 for

ABSS, Corp. and Subsidiaries F-3

Unaudited Interim Consolidated Condensed Statements of Stockholders'

Equity for the Three Months ended March 31, 2003 and March 31, 2002 for

ABSS, Corp. and Subsidiaries F-4

Notes to Unaudited Consolidated Interim Condensed Financial Statements F-5

Part II - OTHER INFORMATION 4-5

Item 1. Legal Proceedings 4

Item 2. Changes in Securities 4

Item 3. Defaults Upon Senior Securities 4

Item 4. Submission of Matters to a Vote of Security Holders 4

Item 5. Other information 4

Item 6. Exhibits 5

Signatures 5

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to ABSS, Corp, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

[THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ABSS, CORP. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED CONDENSED

BALANCE SHEET

AS OF MARCH 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-

Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$113,025
Due to shareholder	-
Accrual for judgments, litigation and contingencies	1,200,000

Total current liabilities	1,313,025

Total liabilities	1,313,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, C & Redeemable
All recalled and retired	-
Common stock
$.001 par value, 20,000,000 shares authorized, 5,717,043 shares
issued and outstanding as of March 31, 2003	5,717
Additional paid-in capital	8,191,141
Retained earnings (deficit)	(9,509,883)

Total stockholders' equity (Deficit)	(1,313,025)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

ABSS, CORP. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

REVENUE	$-	$-
EXPENSES
Selling, general and administrative expenses	8,000	17,733

Total expenses	8,000	17,733

INCOME (LOSS) FROM OPERATIONS	(8,000)	(17,733)

OTHER INCOME (EXPENSES)
Write down of long-term assets impaired	-	-
Gain on disposal of equipment	-	-
Gain on cancellation of debt	141,232	-
Provision for litigation	-	-

Total other income (expenses)	141,232	-

NET INCOME (LOSS) BEFORE INCOME TAXES	133,232	(17,733)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$133,232	$(17,733)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE

NET EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES

Basic and dilutive common shares	5,717,043	127,509

ABSS, CORP. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$133,232	$(17,733)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Cancellation of debt	(141,232)	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	8,000	(3,000)
Net Cash provided (used) by operating activities	-	(20,733)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to shareholder	113,794	-
(Cancellation) of debt due to shareholder	(113,794)	-

Net cash provided (used) by financing activities	-	-

(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(20,733)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	24,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$3,341

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON CASH ITEMS:
Debt cancellation-Accounts payable	$27,438	$-
Debt cancellation-Due to Shareholder	$113,794	$-

ABSS, CORP. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED CONDENSED

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amt
Balance December 31, 2001 (RESTATED)	127,509	$128	$ 8,121,984	$(9,546,309)	$ (1,424,197)
Stock issued for services	5,589,534	5,589	69,157	-	74,746
Net Income (loss) for the period				(96,806)	(96,806)
Balance December 31, 2002	5,717,043	5,717	8,191,141	(9,643,115)	(1,446,257)
Net Income (loss) for the period				133,232	133,232
Balance March 31, 2003	5,717,043	$5,717	8,191,141	(9,509,883)	(1,313,025)

ABSS, CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

NOTE 3 -SUBSEQUENT EVENTS

On or about March 17, 2003 the Company agreed not to close on the pending acquisition of Sheila Allen-Styles and at the same time discontinue its operations. The Company is currently pursuing new business combinations.

The majority shareholder is a corporation wholly owned by a director of the Company. It owns approximately 69.63% of the Company. This corporation and the President of the Company are negotiating to sell their stock in the Company to an unrelated party. This pending sale is expected to close before May 31, 2003. Upon closing, the new party will own about 76.39% of the total shares outstanding of the Company. There can be no assurance that this transaction will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had no revenue during the first quarter of 2003. Due to general market conditions and difficulties in obtaining the funding needed to execute its fashion related business plan, the Company decided, on or about March 10, 2003, not to continue with its pending acquisition of Sheila Allen-Styles. The Company has discontinued its operations and is currently pursuing new business combinations.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment in the amount of $960,000. The Company is attempting to negotiate a non-monetary settlement.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico, Inc. and BidInvite. The amount of the judgment is $1,360,000. Management believes that the suit can be settled on favorable terms out of court.

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remained unpaid. At December 31, 2001 the $156,000 unpaid balance was written off as management believes that certain financial misrepresentation were made in connection with its acquisition of The Independent News. Nothing has been heard from NexGen for over two years. Legal Counsel indicates it does not appear likely that NexGen will be taking any affirmative action.

The Company is also named in a lawsuit against Independent News (now defunct) for bills due and owing for the printing of the prior Independent News. Legal counsel indicates that Independent News, now defunct, would not pay it and that it would be difficult, if not impossible, for the plaintiff to show liability on behalf of the Company (Unico) as a separate operating corporate entity to be responsible for the bills and obligations of the Independent News.

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $1,200,000. Accordingly, the accrual for litigation and judgments is recognized in the Company's financial statements at $1,200,000.

Item 2. Change of Securities

No changes in securities have occurred since the Company's last report as of December 31, 2002.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have occurred since the Company's last report as of December 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information

None.

Item 6. Exhibits

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