Form 10QSB
period 2003-06-30
ABSS CORP
filed 2003-08-13
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 0-15303

ABSS, CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1215433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

385 Freeport, #1,
Sparks, Nevada   89431
(Address of Principal Executive Offices)

(917)981-4569
(Issuer's telephone number)

PO Box 723244
Atlanta, Georgia 31139
(Former name, address and fiscal year, if changed since last report)

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

As of August 12, 2003, 5,717,043 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

ABSS, CORP.

TABLE OF CONTENTS

PART 1.     FINANCIAL INFORMATION

PART II -     OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

As used herein, the term "Company" refers to ABSS, Corp, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002 and December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003. The financial statements are presented on the accrual basis.

As used herein, the term "Company" refers to ABSS, Corp, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.

ABSS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002

June 30 2003 (Unaudited)	December 31, 2002 (Audited)

                                                                          ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

                                      LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$128,025	$132,463
Shareholder loans	-	113,794
Accrual for judgments, litigation and contingencies	1,200,000	1,200,000
Total Current Liabilities	1,328,025	1,446,257
Stockholders' Equity (Deficit)
Preferred stock, Series A, C and Redeemable
All recalled and retired	-	-
Common stock, $.001 par value, 100,000,000
authorized, 5,717,043 shares issued and outstanding	5,717	5,717
Additional paid-in capital	8,191,141	8,191,141
Retain earnings (deficit)	(9,524,883)	(9,643,115)
Total Stockholders' Equity (Deficit)	(1,328,025)	(1,446,257)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

ABSS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2003 and 2002 and Three Months Ended
June 30, 2003 and 2002

Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)	Three Months Ended June 30, 2003 (Unaudited)	Three Months Ended June 30, 2002 (Unaudited)
REVENUES	$-	$-	$-	$-
COST OF SALES	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
COSTS AND EXPENSES
Depreciation and amortization	-	1,713	-	1,713
General and administrative	23,000	152,281	15,000	134,548
Total costs and expenses	23,000	153,994	15,000	136,261
INCOME(LOSS) FROM OPERATIONS	(23,000)	(153,994)	(15,000)	(136,261)
OTHER INCOME(EXPENSE)
Debt forgiveness	141,232	-	-	-
Total other income(expense)	141,232	-	-	-
INCOME(LOSS) BEFORE INCOME TAXES	118,232	(153,994)	(15,000)	(136,261)

PROVISION FOR INCOME TAXES		-	-	-
NET INCOME(LOSS)	$118,232	$(153,994)	$(15,000)	$(136,261)
Weighted average shares outstanding	5,717,043	1,153,195	5,717,043	2,136,642
Income/(Loss) per share-basic and diluted	$0.02	$(0.13)	$-	$(0.06)

ABSS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30, 2003 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$118,232	$(153,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,713
Common stock issued for services	-	12,031
Cancellation of debt	(141,232)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	23,000	33,000
CASH FLOWS FROM OPERATING ACTIVITIES:		83,238
Net cash used in operating activities	-	(24,012)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net increase (decrease) in Cash	-	(24,012)

CASH AT BEGINNING PERIOD		24,074

CASH AT END OF PERIOD	$-	$62
SUPPLEMENTAL CASH FLOW INFORMATION:

Debt cancellation-Accounts payable and due to shareholder	$141,232	$-
Stock issued in exchange for goods and services	$-	$49,945
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

ABSS, CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at June 30, 2003 and for the six and three month periods ended June 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the six and three month periods ended June 30, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Item 2:      Management's Discussion and Analysis of Financial Conditions and Results of Operations:

LIQUIDITY

During the three months ended June 30, 2003, the Company's working capital decreased. This was due to administrative and financing costs incurred as carrying costs of the Company's assets and to maintain its operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to any of its vendors and shareholders. The shareholders have agreed to roll over any existing loans until the company has stronger liquidity.

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during previous quarters and expects such financing will be its only source of capital in the near future.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities.

OPERATIONS

The previous operations of the Company were ceased. Until the Company obtains the capital required to developed any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

Item 3.      Controls and Procedures

Based on the evaluation by Mr. Lew, the chief financial officer of the company, the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Lew concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

The Company had no revenue during the first two quarters of 2003. Due to general market conditions and difficulties to obtain necessary funding needed to execute its fashion related business plan, the Company decided on or about March 10, 2003 not to continue with its pending acquisition of Sheila Allen-Styles. The Company has ceaseded its operations and is currently pursuing new business combinations.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The Company was sued in connection with its acquisition of Silver Valley Energy (SVE) and in October 2000, a default judgment was enter against us in the amount of $960,000. This liability has subsequently been purchased by Communications Holding Corp. To date we are attempting to negotiate a settlement with Communications Holding Corp. for a note payable and restricted stock. We believe that we will be able to settle this matter shortly.

The former Chief Executive Officer of BidInvite, Inc has sued the Company. The lawsuit was filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico,Inc. and BidInvite. The amount of the judgment is $1,360,000. Currently we are negotiating with a third party who has purchased such debt and we believe we will be able to reach a settlement of this matter.

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $1,200,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $1,200,000.

Item 2.    Change of Securities

No changes in securities have occurred since the Company's last report as of June 30, 2003.

Item 3.    Defaults Upon Senior Securities.

No changes in securities have occurred since the Company's last report as of June 30, 2003.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other information.

None

Item 6.    Exhibits and reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned , thereunto duly authorized, on August 12, 2003.

ABSS, Corp. Registrant

By: /s/ Alan Lew Alan Lew Director and CEO

ABSS, CORP.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 USC SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Alan Lew certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of ABSS, Corp.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     August 12, 2003

/s/ Alan Lew Alan Lew Chief Executive Officer, Chief Financial Officer and President