Form 10QSB
period 2003-09-30
ABSS CORP
filed 2003-11-14
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB





                                   (Mark One)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003



[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                  For the transition period from ____ to _____


                           Commission file no. 0-15303





                                   ABSS, CORP.
                 (Name of Small Business Issuer in its Charter)



        Delaware                                    73-1215433
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)



                       385 Freeport, #1, Sparks, NV 89431
               (Address of Principal Executive Offices) (Zip Code)


                                  (917)981-4569
                (Issuer's Telephone Number, Including Area Code)


                                 P.O. Box 723244
                                Atlanta, GA 31139
                            (Issuer's Former Address)


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

As of November 13, 2003, 11,217,043 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

                                   ABSS, CORP.


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                                          PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - September 30, 2003
  and December 31, 2002                                                                                  4

Condensed Consolidated Statements of Operations and Comprehensive Income for the
Nine and Three Months Ended September 30, 2003 and 2002.                                                 5

Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 2003 and 2002.                                                         6

Notes to Condensed Consolidated Financial Statements                                                     7

Item 2. Management's Discussion and Analysis or Plan of Operation                                        7

Item 3. Controls and Procedures                                                                          8


PART II- OTHER INFORMATION

Item 1. Legal Proceedings                                                                                8

Item 2. Changes in Securities and Use of Proceeds                                                        9

Item 3 Defaults upon Senior Securities                                                                   9

Item 6. Exhibits and Reports on Form 8-K                                                                10

Certification                                                                                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

As used herein, the term "Company" refers to ABSS, Corp, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2002 and December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003. The financial statements are presented on the accrual basis.

As used herein, the term "Company" refers to ABSS, Corp, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.

                          ABSS, CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002


                                                               September 30,        December 31,
                                                                    2003                2002
                                                                (Unaudited)          (Audited)
                                                                -----------          ---------
                              ASSETS

Current Assets
  Cash and cash equivalents                                     $             -     $            -
                                                             -------------------  -----------------

  Total Current Assets                                                        -                  -
                                                             -------------------  -----------------


Total Assets                                                    $             -     $            -
                                                             ===================  =================

          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
  Notes payable-Related party                                   $       200,000     $            -
  Accounts payable and accrued liabilities                              154,447            132,463
  Shareholder loans                                                           -            113,794
  Accrual for judgments, litigation and contingencies                   240,000          1,200,000
                                                             -------------------  -----------------

  Total Current Liabilities                                             594,447          1,446,257
                                                             -------------------  -----------------


Stockholders' Equity(Deficit)
  Preferred stock, Series A, C and Redeemable
    All recalled and retired                                                  -                  -
  Common stock, $.001 par value, 100,000,000
    authorized, 11,217,043 and 5,717,043 shares issued
    and outstanding at September 30, 2003 and
    December 31, 2002, respectively                                      11,217              5,717
  Additional paid-in capital                                          8,473,141          8,191,141
  Retain earnings (deficit)                                          (9,078,805)        (9,643,115)
                                                             -------------------  -----------------

  Total Stockholders' Equity (Deficit)                                 (594,447)        (1,446,257)
                                                             -------------------  -----------------


Total Liabilities and Stockholders' Equity (Deficit)            $             -     $            -
                                                             ===================  =================

                          ABSS, CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      Nine Months Ended September 30, 2003 and 2002 and Three Months Ended
                          September 30, 2003 and 2002



                                                    Nine Months        Nine Months        Three Months      Three Months
                                                       Ended              Ended              Ended             Ended
                                                   September 30,      September 30,      September 30,     September 30,
                                                        2003              2002                2003              2002
                                                  ----------------- ------------------  ----------------- -----------------
                                                    (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
REVENUES                                              $          -        $         -         $        -        $        -
                                                  ----------------- ------------------  ----------------- -----------------

COST OF SALES                                                    -                  -                  -                 -
                                                  ----------------- ------------------  ----------------- -----------------

  Gross profit                                                   -                  -                  -                 -
                                                  ----------------- ------------------  ----------------- -----------------

COSTS AND EXPENSES
  Depreciation and amortization                                  -              2,570                  -               857
  General and administrative                               135,848            513,277            112,848           360,800
                                                  ----------------- ------------------  ----------------- -----------------

Total costs and expenses                                   135,848            515,847            112,848           361,657
                                                  ----------------- ------------------  ----------------- -----------------

INCOME(LOSS) FROM OPERATIONS                              (135,848)          (515,847)          (112,848)         (361,657)
                                                  ----------------- ------------------  ----------------- -----------------

OTHER INCOME(EXPENSE)
  Reduction for litigation costs                           560,000                  -            560,000                 -
  Interest expense                                          (1,074)                 -             (1,074)                -
  Debt forgiveness                                         141,232                  -                  -                 -
                                                  ----------------- ------------------  ----------------- -----------------

Total other income(expense)                                700,158                  -            558,926                 -
                                                  ----------------- ------------------  ----------------- -----------------

INCOME(LOSS) BEFORE INCOME TAXES                           564,310           (515,847)           446,078          (361,657)

PROVISION FOR INCOME TAXES                                                          -                  -                 -
                                                  ----------------- ------------------  ----------------- -----------------

NET INCOME(LOSS)                                      $    564,310        $  (515,847)        $  446,078        $ (361,657)
                                                  ================= ==================  ================= =================


Weighted average shares outstanding                      4,697,953          2,487,044          7,390,956         5,181,826
                                                  ================= ==================  ================= =================

Income/(Loss) per share-basic and diluted             $       0.12        $     (0.21)        $    (0.06)       $    (0.07)
                                                  ================= ==================  ================= =================

                          ABSS, CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002

                                                                  Nine Months        Nine Months
                                                                     Ended              Ended
                                                                 September 30,      September 30,
                                                                      2003               2002
                                                                -----------------  -----------------
                                                                   (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $       564,310     $     (515,847)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                    -              2,570
             Common stock issued for services                            87,500            177,227
             Reduction in litigation costs                             (560,000)                 -
             Cancellation of debt                                      (141,232)                 -
          Changes in assets and liabilities:
             Increase in accounts payable and accrued expenses           49,422             80,065
                                                                ---------------     --------------

             Net cash used in operating activities                            -           (255,985)
                                                                ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash used in investing activities                            -                  -
                                                                ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in amounts due to shareholder                                  -            231,973
                                                                ---------------     --------------

             Net cash provided by financing activities                        -            231,973
                                                                ---------------     --------------

             Net Increase (decrease) in Cash                                  -            (24,012)

CASH AT BEGINNING PERIOD                                                                    24,074
                                                                ---------------     --------------

CASH AT END OF PERIOD                                           $             -     $           62
                                                                ==============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Debt cancellation-Accounts payable and due to shareholder  $       141,232     $            -
                                                                ===============     =============

     Stock issued in exchange for goods, services and license   $        87,500     $      215,141
                                                                ===============     ==============

     Cash paid for interest                                     $             -     $            -
                                                                ===============     ==============

     Cash paid for income taxes                                 $             -     $            -
                                                                ===============     ==============

                          ABSS, CORP. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED INTERIM

                         CONDENSED FINANCIAL STATEMENTS

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2003


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at September 30, 2003 and for the nine and three month periods ended September 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the nine and three month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY

During the three months ended September 30, 2003, the Company's working capital increased. This was due primarily to management successfully settling a default judgment for $560,000 less than the provision for the liability that had previously been recorded. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

OPERATIONS

The previous operations of the Company have ceased. Until the Company obtains the capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Until the capital is obtained to enter into its planned operations discussed above, the Company will need additional capital.

On September 2, 2003. the Company hired three consultants for management consulting, strategic planning, and web development. The consultants were willing to accept stock in lieu of cash, as the Company did not have the ability to pay for such services being rendered. Each consultant received five hundred thousand shares for providing their services.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The Company was sued by Southwin Financial Ltd. in connection with its acquisition of Silver Valley Energy (SVE) and in in October 2000 the Southwin Financial Ltd. received a default judgment against the Company in the amount of $960,000. Communications Holding Corp.,an independent third party purchased this this judgment from Southwin Financial Ltd. The Company then negotiated a settlement with CHC on September 2, 2003. The terms of the settlement were that the Company issued a two hundred thousand dollar promissory note to Communications Holding Corp. payable in one year with an interest rate of seven percent and issued four million shares of its restricted common stock to Communications Holding Corp. Additionally, the company appointed two nominees of Communications Holdings Corp. to its Board of Directors. Based on the issuance of the 4,000,000 shares to Communications Holding Corp. became an affiliate of the Company.


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

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remains unpaid. At December 31, 2001 the $156,000 remaining unpaid was written off to $ -0- as management believes that certain financial misrepresentations were made in connection with its acquisition of The Independent News. Nothing has been heard from NexGen lately. Legal Counsel indicates it does not appear likely that NexGen will be taking any affirmative action.

The Company is also named in a lawsuit against Independent News (now defunct) for bills due and owing apparently for the printing of the prior Independent News. Legal counsel indicates that Independent News, now defunct, would not pay it and that it would be difficult, if not impossible, for the plaintiff to show liability on behalf of the Company as a separate operating corporate entity to be responsible for the bills and obligations of the Independent News.

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $1,200,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $1,200,000 (the liability at December 31, 2002) less the $960,000 judgment that was settled, as was discussed above.

Item 2. Change of Securities
----------------------------

None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None

Item 5. Other information.
--------------------------

None.

Item 6. Exhibits and reports on Form 8-K.
-----------------------------------------

On July 11, 2003, the Company filed a Form 8K with the SEC based on a change in control of the Company and the appointment of a new President of the Company.

On July 30, 2003, the Company filed a Form 8K with the SEC based on the resignation of two members of the Board of Directors pursuant to the change in control of the Company. These resignations were not due to any disagreement with the Company on any matters relating to the Company's operations, policies or practices.

On September 9, 2003, the Company a Form 8K with the SEC based on the settlement of the lawsuit with Communication Holding Corp. which had originally been with Southwin Financial Ltd.



                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.


ABSS, Corp.



/s/ Alan Lew
------------------------------
Alan Lew
Director and CEO