Form 10KSB
period 2003-12-30
ABSS CORP
filed 2004-04-14
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________to ________________.


                         COMMISSION FILE NUMBER #0-15303

                                   ABSS, Corp.
          (Exact name of registrant as specified in its charter)

            Delaware                                    73-1215433
  (State or Other Jurisdiction of            (I.R.S. Employer Identification
   Incorporation or Organization)                        Number)


                                385 Freeport, #1
                                   Sparks, NV             89431
               (Address of principal executive offices) (ZIP code)

                                 (917) 981-4569
                        (Registrant's telephone number,
                              including area code)

     Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had $0 in gross revenues for the year ended December 31, 2003.

The aggregate market value of the Registrant's voting stock that was held by non-affiliates of the Registrant on April 13, 2004 was $884,186.25 based on the average bid and asked price of the Registrant's common stock on such date as reported on the Over the Counter Bulletin Board.

As of April 13, 2004, there were 11,812, 745 shares of the registrant's common stock outstanding.

Transfer Agent as of April 13, 2004: Olde Monmouth Stock Transfer Co., Inc. 200 Memorial Parkway, Suite 101 Atlantic Highlands, NJ 07716


DOCUMENTS INCORPORATED BY REFERENCE:


TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business................................................

Item 2. Description of Property................................................

Item 3. Legal Proceedings......................................................

Item 4. Submission of Matters to a Vote of Security Holders....................

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters...............

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................

Item 7. Financial Statements and supplementary data............................

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act......................

Item 10. Executive Compensation................................................

Item 11. Security Ownership of Certain Beneficial Owners and Management........

Item 12. Certain Relationships and Related Transactions........................

Item 13. Controls and Procedures...............................................

Item 14. Exhibits and Reports on Form 8-K......................................

SIGNATURES.....................................................................

Financial Statements ..........................................................

PART I

Item 1. Description of Business

References in this report to "we" and "our" are ABSS, Corp. (herein after referred to as "ABSS" and our wholly-owned subsidiaries, Money Bucket, Inc., which collectively may also be referred to herein as the "Company".

ABSS, Corp., (the "Company"), was incorporated on April 11, 1984 under the laws of the State of Delaware as CMS Advertising. On September 25, 1989 we changed our name to Unico, Inc., and again on April 25, 2002 ABSS, Corp. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises commenced in May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields. The Company also operated and owned a second subsidiary during 1996, Cal-Central Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Franchising activities related to this business were conducted through United Marketing, which the Company had acquired on July 17, 1987. On January 29, 1999, the shareholders of the Company approved the sale of all of the issued and outstanding common stock of United Marketing to Next Generation Media Corp. ("NexGen"). The sale was effective and closed April 1, 1999. Following completion of the sale of United marketing, the Company intended to become a diversified Internet incubator holding company, focused on the incubation, acquisition and financing of young, development stage, high technology and multi-media companies. This concept was abandoned in the third quarter of 2000. In July 2000, the Company acquired from NexGen all the issued and outstanding stock of The Independent News. On January 31, 2001, The Company incorporated The Local Times.com, Inc. and New Media, Inc. In August 2001, the Company ceased its newspaper operations. Under partly new management, the Company planned to develop a fashion-oriented holding and marketing company.

On October 3, 2001 ABSS incorporated Money Bucket, Inc., a Nevada corporation, to become the operational unit of ABSS's fashion business. On December 17, 2001, ABSS entered into a license agreement with Cybernic Holdings, Inc., to (a) produce and brand Aleksander Bla, a line of women's clothing and (b) to produce and develop a fashion related internet project, Fashion Expo. The agreement provides for among other things, that the Company will change its name to ABSS, CORP., and that the Company would reverse split its outstanding common shares by 1-30 and issue 3,791,393 new restricted shares to Cybernic Holdings, Inc.

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

On July 11, 2003, the Company filed a Form 8K with the SEC based on a change in control of the Company and the appointment of a new President of the Company. Mr. Alan Lew acquired the majority interest from Cybernic Holdings in a private transaction. The management at the time resigned and appointed Alan Lew as Director and President. Mr. Lew has vast experience and contacts in the Biotechnology industry. At the time he was a Clinical site manager with Pfizer Inc. where part of his responsibilities include monitoring and locating new physicians for investigational trials. Mr. Lew has also worked for Memorial Sloan-Kettering Hospital in New York City, Acorda Therapeutics and Pharmacia. On July 30, 2003, the Company filed a Form 8K with the SEC based on the resignation of two members of the Board of Directors (Benny Blom and Tom Simeo) pursuant to the change in control of the Company. These resignations were not due to any disagreement with the Company on any matters relating to the Company's operations, policies or practices.

The new management's first objective was to reduce the amount of debts and judgments against the Company. The next objective was to find professional assistance to help clearly define a strategic plan to increase shareholder value. On September 2, 2003, the Company entered into a settlement and release agreement with Communications Holding Corp.(CHC) The terms of the agreement were that ABSS would grant CHC 4,000,000 shares of restricted common stock and issue a $200,000 note payable in one year accruing at 7%APR in return for a debt settlement of an ABSS obligation of $960,000 plus interest and attorneys fees. In addition, CHC would have the right to appoint two directors to the board of ABSS. As a result of this transaction, Mr. Aaron Etra and Mr. Andre Todd joined the ABSS board. Mr. Andre Todd was appointed Secretary and Director. Mr. Todd, who is the President of CHC, specializes in business development. Mr. Aaron Etra, also a Director of CHC is a practicing attorney based in New York. This transaction was filed under a Form 8K with the SEC on September 9, 2003, based on the settlement of the lawsuit with Communication Holding Corp., which had originally been with Southwin Financial Ltd.

On September 2, 2003, the Company hired three consultants for management consulting, strategic planning, and web development. The consultants were willing to accept stock in lieu of cash, as the Company did not have the ability to pay for such services being rendered. Each consultant received five hundred thousand shares for providing their services. One consultant is was retained to evaluate all potential acquisitions, provide due diligence and report directly to the board. Another consultant was engaged to identify and/or evaluate opportunities specifically within the nutraceutical products and distribution sectors. These Consultants have evaluated several worthy opportunities and are conducting due diligence on these potential acquisitions. The third consultant was engaged to update the existing website as well as provide web development and advisory services for the future changes to the Company's website and its subsidiaries. The Company's website has been changed, and it is expected to be updated on an ongoing basis

We will attempt to locate and negotiate with a business entity for the combination of target company in the biotechnology, nutraceutical, nanotechnolgy and communications industries. Any combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. I Although there is no guarantee of a successful merger/acquisition, the Company is optimistic that it will be able to successfully close on at least one business opportunity in mid 2004. The Company will have to rely on loans from its management and raising money from outside investors in order to pay its financial obligations in a timely manner. Even though the Company is actively seeking the above opportunities, no such opportunities have been identified as of the date of this filing.

Employees

The Company had no employees as of December 31, 2003 and April 13, 2004.

Item 2. Description of Property

As of April 13, 2004, the Company operated its corporate headquarters through an executive office located at 385 Freeport, #1, Sparks, NV 89431 paid for by a shareholder. On March 17, 2003 the Company closed its regional office in Atlanta, GA and is now operating from 385 Freeport, #1, Sparks, NV 89431.

Item 3. Legal Proceedings

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment in the amount of $960,000. This judgment was purchased by Communications Holding Corp. (CHC) in the Spring of 2003. The Company has negotiated a non-monetary settlement On September 2, 2003, the Company entered into a settlement and release agreement with CHC. The terms of the agreement were that ABSS would grant CHC 4,000,000 shares of restricted common stock and issue a $200,000 note payable in one year accruing at 7%APR in return for a debt settlement of an ABSS obligation of $960,000 plus interest and attorneys fees. In addition, CHC would have the right to appoint two directors to the board of ABSS. As a result of this transaction, Mr. Aaron Etra and Mr. Andre Todd joined the ABSS board. Mr. Andre Todd was appointed Secretary and Director. Mr. Todd, who is the President of CHC, specializes in business development. Mr. Aaron Etra, also a Director of CHC is a practicing attorney based in New York. This transaction was filed under a Form 8K with the SEC on September 9, 2003, based on the settlement of the lawsuit with Communication Holding Corp., which had originally been with Southwin Financial Ltd.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico, Inc. and BidInvite. The amount of the judgment is $1,360,000. The judgment was purchased by a independent third party. The Company is in negotiations to settle this matter. Management believes that the suit can be settled on favorable terms out of court.

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remained unpaid. At December 31, 2001 the $156,000 unpaid balance was written off as management believes that certain financial misrepresentation were made in connection with its acquisition of The Independent News. The Company has not had any correspondence from NexGen for over two years and the Company does not believe that NexGen will be taking any affirmative action.

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

Management estimates that the costs to settle these remaining judgments and lawsuits for the Company should not exceed an aggregate of $240,000. Accordingly, the accrual for litigation and judgments is recognized in the Company's financial statements at $240,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On December 31, 2003 there were approximately 600 shareholders of record of the Company's common stock. The Company's common stock was formerly traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). During 1997, the Company no longer qualified for this listing and is now available through electronic trading services via the NASD OTC Electronic Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through December 31, 2003 and as available through electronic trading services subsequent to such date.


2001                              High                  Low
----                              ----                  ---
First Quarter                $       .13            $       .06

Second Quarter               $       .08            $       .05

Third Quarter                $       .21            $       .10

Fourth Quarter               $       .15            $       .06


2002
----
First Quarter                $       .07            $       .01

Second Quarter               $       .05            $       .03

Third Quarter                $       .51            $       .01

Fourth Quarter               $       .25            $       .03


2003
----
First Quarter                $       .10            $       .01

Second Quarter               $       .15            $       .01

Third Quarter                $       .17            $       .02

Fourth Quarter               $       .25            $       .05


On April 13, 2004, the closing trading price for ABSS, Corp.'s common stock as reported by the OTCBB was $0.25

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

Aleksander Bla

The Company entered on December 17, 2001 into a license and marketing agreement to brand and produce Aleksander Bla, a fashion brand of women's clothing. The Company presented its first collection of jeans and cashmere at the MAGIC Fashion Show in Las Vegas during August of 2002. Due to a minimal interest from the fashion industry, the company decided to abandon that fashion line and to search for other fashion opportunities.

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

No meaningful comparison can be made between 2002 and 2003 because of the close of its operations in 2003. During the calendar year of 2002 the Company tried to start several new businesses within the fashion industry of which none materialized. The major shareholder (Cybernic Holdings) of the Company funded the costs for those operations. Subject to an agreement with CHC who acquired a approximately a 41% interest in the Company, Cybernic has forgiven all monies owed by the Company to Cybernic.

Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of December 31, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Alan Lew, is President, Chief Financial Officer, Chief Executive Officer and a member of the Board of Directors of ABSS Corp. Mr. Lew has vast experience and contacts in the Biotechnology industry. He was most recently a Clinical site manager with Pfizer Inc. where part of his responsibilities include monitoring and locating new physicians for investigational trials. Mr. Lew has also worked for Memorial Sloan-Kettering Hospital in New York City, Acorda Therapeutics and Pharmacia.

Andre Todd is the Secretary and a member of the Board of Director of ABSS, Corp. Mr. Todd experience includes capital markets, technical analysis and operations for trading departments. Mr. Todd is a VP of Goldman Associates, a research entity providing technical analysis and testing models for day traders. He had also been employed at Bear Stearns. Mr. Todd holds a Bachelors degree from Oregon State University, where he was a linebacker on the Varsity football team.

Aaron Etra, JD, LLM is a member of the Board of Director for ABSS, Corp. Mr. Etra is an attorney and counselor at law specializing in commercial, corporate, tax and personal law. Mr. Etra has an extensive background in real estate, having been the President of Investors & Developers Associates, Inc., which develops commercial, residential and industrial properties in the US. Mr. Etra's extensive professional and community memberships includes: NY City Bar Association, Real Estate Board of New York, Chairman of Committee on African Affairs- Council on International Affairs, World Council of Peoples for the U.N., U.N Representative to the Mexican Academy of International Law, as well as several other various Bar Associations and charitable organizations. Mr. Etra holds a Bachelors of Arts Degree majoring in Political Science and Economics from Yale University, an LLM from New York University, and a Juris Doctor from Columbia University.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Item 10. Executive Compensation

None of the Company's officers or directors received any salary in 2003,

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 13, 2004, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

The following table sets forth information regarding the beneficial ownership of the outstanding shares of Common Stock by persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, by each director and officer, by nominees for directors of the Company, and by all directors and executive officers of the Company as a group:

NAMES AND ADDRESS OF
DIRECTORS, OFFICERS, AND                NUMBER OF             PERCENT
5% SHAREHOLDERS                         SHARES OWNED          OF CLASS

Alan Lew                               4,226,000                 35%

Aaron Etra(*)                             50,000                  **

Andre Todd(*)                                  0                  0%

Communications Holding Corp. (*)       4,000,000                 33%

* Mr. Etra and Mr. Todd are Directors of Communications Holding Corp. which owns 4,000,000 shares of the Company's common stock.
**   Less than one (1%) percent.

Item 12. Certain Relationships and Related Transactions

None.

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

The operations of the Company are currently being funded by its majority shareholder. Subject to a tentative agreement with a third party interested in acquiring the majority interest in the Company, the major shareholder has agreed to forgive all monies owed by the Company to its majority shareholder.

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

3.   Exhibits:

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification of Chief Executive Officer and Chief Financial
                  Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                 ABSS, CORP.

                                                 By: /s/  Alan Lew
                                                     ------------------------
                                                     Alan Lew
                                                     President, CEO, CFO
                                                     and Director

Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                        DATE

/s/ Alan Lew                President, CEO, CFO and      April 14, 2004
    ------------------      Director
    Alan Lew

MADSEN & ASSOCIATES CPA's. INC.                              684 East Vine St #3
-------------------------------                               Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                                Fax 801-262-3978

ABSS, CORP.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying consolidated balance sheet of ABSS, CORP. and Subsidiary for the year ended December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ABSS, CORP. and Subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Madsen & Associates CPA's, Inc.


April 13, 2004
Murray, Utah

SELLERS & ANDERSEN, LLC                                      684 East Vine St #3
-------------------------------                               Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                                Fax 801-262-3978

ABSS, CORP.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows of ABSS, CORP. and Subsidiary for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ABSS, CORP. and Subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ Sellers & Andersen, LLC
April 13, 2004
Murray, Utah

                          ABSS, CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                          ABSS, CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                         $    9,417
                                                                                  ----------
             Total Current Assets                                                      9,417
                                                                                  ----------


TOTAL ASSETS                                                                      $    9,417
                                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of notes payable - related parties                       $  200,000
      Accounts payable and accrued expenses                                          137,931
      Accrual for judgments, litigation and contingencies                            240,000
      Shareholder advances                                                            36,400
                                                                                  ----------
             Total Current Liabilities                                               614,331
                                                                                  ----------

Commitments and contingencies                                                              -
                                                                                           -

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock; 5,000,000 shares authorized; $.01 par value;
       0 shares issued and outstanding                                                     -
     Capital stock, $.01 par value; 20,000,000 shares authorized;
       11,617,043 and 5,717,043 shares issued and outstanding
       at December 31, 2003 and 2002, respectively                                   116,170
     Additional paid-in capital                                                    8,408,188
     Accumulated (deficit)                                                        (9,129,272)
                                                                                  ----------
             Total Stockholders' Equity (Deficiency)                                (604,914)
                                                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                              $    9,417
                                                                                  ==========


   The accompanying notes are an integral part of these financial statements
                                       1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                    Years Ended
                                                                    December 31,      December 31,
                                                                       2003              2002
                                                                 ---------------   --------------

REVENUES                                                             $        -       $         -
                                                                 ---------------   --------------

OPERATING EXPENSES:
    Depreciation and amortization                                             -             4,893
    General and administrative expenses                                182,822            104,679
                                                                 ---------------   --------------

TOTAL OPERATING EXPENSES                                               182,822            109,572
                                                                 ---------------   --------------

(LOSS) FROM OPERATIONS                                                 (182,822)         (109,572)
                                                                 ---------------   --------------

OTHER INCOME (EXPENSE)
    Gain on disposal of equipment                                                          12,766
    Reduction for litigation costs                                      560,000                 -
    Interest expense                                                     (4,574)                -
    Debt forgiveness                                                    141,232                 -
    Interest income                                                          7                  -
                                                                             --                 -

NET OTHER INCOME (EXPENSE)                                             696,665             12,766
                                                                 ---------------   --------------

NET INCOME (LOSS)                                                    $ 513,843        $   (96,806)
                                                                 ===============   ==============

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                                              $    0.07        $     (0.03)
                                                                 ===============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                                              7,627,728          3,073,449
                                                                 ===============   ==============



   The accompanying notes are an integral part of these financial statements
                                       2

                          ABSS, CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                           Net
                                                                                          Additional                  Stockholders'
                                             Preferred Stock        Capital Stock          Paid-in      Accumulated       Equity
                                             Shares   Amount     Shares       Amount       Capital      (Deficit)     (Deficiency)

Balance, December 31, 2001                      --   $    --     127,509   $     1,275   $ 8,070,531  $ (9,546,309)   $(1,474,503)

Issuance of shares for services                 --        --   5,589,534        55,895        69,157            --      125,052

Net (loss) for the year ended December 31, 2002 --        --          --            --            --       (96,806)     (96,806)
                                                -- --------- -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2002                      --        --   5,717,043        57,170     8,139,688    (9,643,115)  (1,446,257)

Issuance of shares for services                 --        --   1,750,000        17,500        95,000            --      112,500

Issuance of shares for litigation settlement    --        --   4,000,000        40,000       160,000            --      200,000

Issuance of shares for cash                     --        --     150,000         1,500        13,500            --       15,000

Net income for the year ended December 31, 2003 --        --          --            --            --       513,843      513,843
                                                -- --------- -----------   -----------   -----------   -----------  -----------

Balance, December 31, 2003                      --   $    -- $11,617,043   $   116,170   $ 8,408,188  $ (9,129,272) $  (604,914)
                                                ==   ======== ===========   ===========  ===========   ===========  ===========

    The accompanying notes are an integral part of these financial statements
                                        3

                          ABSS, CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              Years Ended
                                                                              December 31,       December 31,
                                                                                  2003               2002
                                                                            -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $  513,843         $  (96,806)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                                 -              4,893
             Gain on disposal of equipment                                                 -            (12,766)
             Debt forgiveness                                                       (141,232)
             Reduction for litigation costs                                         (560,000)                 -
             Common stock issued for services                                        112,500             74,746
          Changes in assets and liabilities:
             Increase in accounts payable and accrued expense                         67,806              4,933
                                                                            -----------------  -----------------

             Net cash provided (used) by operating activities                         (7,083)           (25,000)
                                                                            -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment for partial settlement of debt to shareholder                               -             25,000
                                                                            -----------------  -----------------

             Net cash provided (used) in investing activities                             -              25,000
                                                                            -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           15,000                  -
     Proceeds from shareholder advances                                                1,500            (24,074)
                                                                            -----------------  -----------------

             Net cash provided (used) by financing activities                         16,500            (24,074)
                                                                            -----------------  -----------------

             Net increase (decrease) in cash                                           9,417            (24,074)
CASH AT BEGINNING PERIOD                                                                  -              24,074
                                                                            -----------------  -----------------

CASH AT END OF PERIOD                                                             $    9,417         $        -
                                                                            =================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                       $        -         $        -
                                                                            =================  =================
     Cash paid for income taxes                                                   $        -         $        -
                                                                            =================  =================

NON-CASH TRANSACTIONS:
     Stock issued in exchange for services                                        $  112,500         $   74,746
                                                                            =================  =================
     Stock issued for reduction in litigation costs                               $  560,000         $        -
                                                                            =================  =================
     Debt forgiveness                                                             $  141,232         $        -
                                                                            =================  =================



    The accompanying notes are an integral part of these financial statements
                                        4

                          ABSS, CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - Organization, History and Business Activity

The Company was incorporated May 11, 1984 under the laws of the State of Delaware as C.M.S. Advertising. It changed its name to Unico, Inc. on September 25, 1989 and to ABSS, Corp. on April 25, 2002.

The Company is authorized to issue up to 20,000,000 shares of common stock, $0.01 par value. The Company also has class A preferred stock, none of which are issued or outstanding. Management will determine the terms when any preferred stock is issued.

The Company completed a 30 for 1 reverse stock split on April 25, 2002. The financial statements and the notes to the financial statements reflect these changes retroactively since its inception. In May 1998, the Company sold its subsidiary, United Marketing Solutions, Inc. (UMSI) to NexGen.

In May 1999, the Company acquired all of the stock of Silver Valley Energy ("SVE"). SVE was inactive when acquired and remained inactive throughout the time SVE was owned and controlled by the Company. SVE owned oil and gas lease rights, the lease rights being its only asset, and it had no liabilities. In 2001, SVE did not pay the renewal fees to retain the lease rights and therefore they were fortified and SVE was turned back to the prior owners, Southwin Financial, Ltd. ("Southwin") These actions resulted in a law suit and in a subsequent default judgment of $960,000 plus legal fees and interest against the Company. Southwin later sold their default judgment to Communications Holding Corp. ("CHC").

On May 1, 2000, the Company acquired all of the issued and outstanding stock of BidInvite, Inc. ("BI") for 10,000 shares of stock. The business plan of BI envisioned an internet based bid solicitation system for the construction industry. This acquisition was accounted for under the purchase method. On September 15, 2000, the Company sold a 95% interest in BI, to foreign investors for a $1,000,000 non-interest bearing note. Under the terms of this note, payment of $500,000 was to be made if and when the purchasers were able to secure $3,000,000 in financing for the BI business plan. Additionally, another $500,000 was due if and when the purchasers were able to obtain another $3,000,000 of financing. Because of the contingent nature of the sale of BI, no revenue recognition of the sale has been reflected in the Company's financial statements and none has been received.

In July 2000, the Company acquired all of the issued and outstanding stock of The Independent News ("IN"), a freely distributed newspaper in Northern New Jersey, having a circulation of 110,000 for 320,000 shares of Company stock. The newspaper employed approximately 25 individuals actively engaged in the publication of the newspaper, in selling advertising, and in distribution activities. This was accounted for as a purchase transaction with the excess of liabilities assumed over the assets received recognized as goodwill.

The Company initially ran the newspaper business through IN. Later in 2000, the Company created Pompton Valley Publishing Co. ("PVP"), and transferred all operations, assets and liabilities of IN into PVP. In August 2001, all newspaper and related activities ceased and IN and PVP went out of business.

On October 3, 2001, the Company created the wholly owned subsidiary Money Bucket, Inc. ("MBI") a Nevada corporation. At December 31, 2003 and 2002, this is the only remaining subsidiary of the Company. The purpose of MBI was to develop and market fashion wear on the internet. On March 17, 2003, MBI ceased this activity as it had been unsuccessful in marketing its fashion line of clothing. Money Bucket is presently an inactive corporation.

On July 11, 2003, the Company filed a Form 8K with the SEC based on a change in control of the Company and the appointment of a new President of the Company. Mr. Alan Lew acquired the majority interest from Cybernic Holdings in a private transaction. Prior directors and officers resigned after appointing Alan Lew as Director and President.

On September 2, 2003, the Company entered into a settlement and release agreement with Communications Holding Corp. ("CHC"). CHC had purchased the $960,000 default judgment plus legal fees and accrued interest against the Company from Southwin. Under the terms of the agreement the Company gave CHC a $200,000 promissory note payable due in one year, which accrues at 7% per annum. The Company also issued 4,000,000 shares of restricted common stock, which after the transaction was approximately 41% of the total stock ownership. In addition, CHC was granted the right to appoint two of the three board of directors of the Company. As a result of this transaction, Mr. Aaron Etra and Mr. Andre Todd were appointed to the Board of Directors of the Company along with Alan Lew.

The Company is changing its focus and now looks to enter into the Biotechnology, Nutraceutical, Nanotechnology and Communications sectors of the economy. Management anticipates these efforts will require raising additional capital.

NOTE 2 - Significant Accounting Policies

This summary of significant accounting policies of ABSS, Corp. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Money Bucket, Inc. since its incorporation October 3, 2001.

As the Company expands and acquires direct and indirect controlling financial interests in other entities the Company will follow the requirements as outlined in APB Opinion No. 18.

Use of Estimates

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

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.

Long-lived Assets

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is between three to ten years.

Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value.

When items of land, building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The differences between the financial statement and tax bases of assets and liabilities are determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Cash

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Shares for Services and Other Assets

The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

Revenue Recognition

The Company recognizes revenue in the period in which the services are rendered and the products are shipped.

Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the period ended December 31, 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ABSS, Corp. will be required to adopt this statement effective January 1, 2004. ABSS, Corp. does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. ABSS, Corp. will be required to adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS
No. 145 is not expected to have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on its financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.

It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. ABSS, Corp. has implemented the disclosure provisions of FIN45 in its December 31, 2003 financial statements, without significant impact.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN46"). FIN46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company will be required to implement the other provisions of FIN46 in 2003. The Company does not anticipate that the adoption of FIN46 will have any effect on its financial statement presentation or disclosure.

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements. Reclassifications Certain amounts in 2002 have been reclassified and represented to conform to the current financial statement presentation.

NOTE   3 - Financial Condition and Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $182,822 (from operations) for the period ended December 31, 2003 and has negative working capital of $604,914. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that ABSS, Corp. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to ABSS, Corp.. If adequate working capital is not available ABSS, Corp. may be required to curtail its operations.

NOTE 4 - Note Payable-Related Parties

                                                                Maturity Date     Interest
                                         Collateral                                 rate            2003
                                 ---------------------------    ------------    -----------    ---------------

Related Party                    Unsecured                          8/25/04         7%         $     200,000

Less: current portion of long-term debt                                                             (200,000)
                                                                                               -------------
Long-term debt                                                                                 $           0
                                                                                               =============

Principal repayments for each of the next five years are as follows:

                                              Amount
                                         ----------------
                 2004                    $       200,000
                                         ===============


NOTE 5 - Shareholder Advances

The Company has shareholder advances totaling $36,400 that bear interest at 0%. The advances are unsecured and are due upon demand.

NOTE 6 - Income Taxes

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The Company has not filed income tax returns for some years. Management believes there are no significant income tax liabilities owing. No provision was made for income taxes in 2003 and 2002 as a result of the net losses each year.

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

The components of deferred income tax assets (liabilities) at December 31, 2003, were as follows:

                                                              Amount
                                                          ----------------
      Net operating loss carry forward - Benefit          $        28,000
      Valuation allowance - (Deduction)                           (28,000)
                                                          ---------------
      Net deferred tax assets                             $             -
                                                          ===============

At December 31, 2003, ABSS, Corp. has a net operating loss carry forward for Federal income tax purposes totaling approximately $187,000 which, if not utilized, will expire in the year 2023.

In June 2002 and then again in May 5, 2003, ABSS, Corp. had a change in ownership, which has resulted in a net operating loss carry forward being subject to certain utilization limitations in the future.

NOTE 7 - Commitments and Contingencies

None

NOTE 8- Litigation

The Company has judgments, lawsuits and contingent liabilities as explained further in this note. Management estimated that the costs to settle these judgments, lawsuits and contingent liabilities for the Company wouldn't exceed an aggregate of $1,200,000. One of these lawsuits was settled as mentioned below, and accordingly, the accrual for litigation, judgments and contingencies is reduced from $1,200,000 to $240,000 on the balance sheet with the net change recorded as $200,000 note payable on the balance sheet and $200,000 reported as stock for debt in the equity section of the balance and the remaining balance of $560,000 reported as an other income of the statement of operations.

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment against it in the amount of $960,000 plus legal costs and interest. The Company negotiated a non-monetary settlement. As consideration for the default judgement, the Company issued 4,000,000 shares of its common stock and a note in the amount of $200,000 bearing an interest rate of 7% due in one year.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware. Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. 00C-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against the Company and BidInvite a former subsidiary of the Company. The amount of the judgment is $1,360,000. The Company has been in negotiations to settle this judgment.

NexGen has alleged that the Company is in default with respect of its $200,000 note payable issued in connection with the Company's acquisition of The Independent News (IN) in July 2000. At December 31, 2000 $156,000 remained unpaid. At December 31, 2001 the $156,000 remaining unpaid was completely written off as management believed that certain financial misrepresentations were made in connection with its acquisition of IN. Legal counsel indicates it does not appear likely that NexGen will be taking any affirmative action.
When IN and its successor company, Pompton Valley Publishing Co., ceased operations in 2001 IN left debt owing various creditors amounting to $328,752. Legal counsel at the time indicated the Company will not be held liable for the debts of IN. Accordingly, the $328,752 of debt IN owes was written off in 2001. In addition to the $328,752 of debt IN owes, a lawsuit is filed against IN for apparent printing work provided for IN for an amount in excess of $40,000. Legal counsel in 2001 indicated that IN, which is out of business, would not have to pay it and that it would be difficult for the plaintiff to show liability to the Company (ABSS as the parent).

NOTE 9 - Common Stock

Under Form S-8, the Company registered 3,750,000 shares to be issued for consulting services. The agreements were entered into resulting in 1,500,000 of these shares being issued with a total expense being recorded of $87,500.

Additionally, under this registration 250,000 shares of the Company's common stock were issued to the Company's attorneys with a total expense being recorded of $25,000.

In addition, 150,000 shares of the Company's common stock were issued for cash consideration of $15,000.

Warrants have been issued to the new officers and directors of the Company, and to the consultants mentioned above. Each warrant is equal to one share of common stock. The aggregate number of stock warrants granted is 2,150,000 and they must be exercised on or before 5 year of November 26, 2008.

Services were exchanged for common stock during 2002 and 2001 in the amount of 5,589,534 shares valued at $74,746 and 36,427 shares valued at $161, 734 respectively.