Form 10KSB/A
period 2003-12-30
ABSS CORP
filed 2004-04-14
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB


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

3.   Exhibits:

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification of Chief Executive Officer and Chief Financial
                  Officer

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2003 we were billed $5,800 and for December 31, 2002 we were billed $6,500 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For our fiscal year ended December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.


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