Form 10QSB
period 2004-03-31
ABSS CORP
filed 2004-05-17
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004


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

As of May 14, 2004, 11,617,043 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

                                   ABSS, CORP.


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                                         PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2004 and
          December 31, 2003                                                                              4

          Condensed Consolidated Statements of Operations and Comprehensive
          Income for the Three Months Ended March 31, 2004 and 2003.                                     5

          Consolidated Statements of Cash Flows for the Three Months March 31,
          2004 and 2003.                                                                                 6

          Notes to Condensed Consolidated Financial Statements                                           7

Item 2.   Management's Discussion and Analysis or Plan of Operation                                      7

Item 3.   Controls and Procedures                                                                        8


PART II- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              8

Item 2.   Changes in Securities and Use of Proceeds                                                      9

Item 3    Defaults upon Senior Securities                                                                9

Item 6. Exhibits and Reports on Form 8-K                                                                10

Certification                                                                                           19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to ABSS, Corp,. a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.

                          ABSS, CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003

                                                                               March 31,          December 31,
                                                                                 2004                2003
                                                                             (Unaudited)          (Audited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                      $   1,624        $     9,417
                                                                        -------------------  -----------------

  Total Current Assets                                                               1,624              9,417
                                                                        -------------------  -----------------


Total Assets                                                                     $   1,624        $     9,417
                                                                        ===================  =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
  Notes payable-Related party                                                    $ 200,000        $   200,000
  Accounts payable and accrued liabilities                                         137,012            137,931
  Shareholder loans                                                                 36,600             36,400
  Accrual for judgments, litigation and contingencies                              240,000            240,000
                                                                        -------------------  -----------------

  Total Current Liabilities                                                        613,612            614,331
                                                                        -------------------  -----------------


Stockholders' Equity(Deficit)
  Preferred stock, Series A, C and Redeemable
    All recalled and retired                                                             -                  -
  Common stock, $.01 par value, 20,000,000
    authorized, 11,647,043 and 11,617,043 shares issued
    and outstanding at March 31, 2004 and
    December 31, 2003, respectively                                                116,470            116,170
  Additional paid-in capital                                                     8,410,888          8,408,188
  Retain earnings (deficit)                                                     (9,139,346)        (9,129,272)
                                                                        -------------------  -----------------

  Total Stockholders' Equity (Deficit)                                            (611,988)          (604,914)
                                                                        -------------------  -----------------


Total Liabilities and Stockholders' Equity (Deficit)                             $   1,624        $     9,417
                                                                        ===================  =================


                          ABSS, CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003

                                                                           Three Months      Three Months
                                                                              Ended             Ended
                                                                            March 31,         March 31,
                                                                               2004              2003
                                                                         ----------------- -----------------
                                                                          (Unaudited)         (Unaudited)
REVENUES                                                                      $         -        $        -
                                                                         ----------------- -----------------

COST OF SALES                                                                           -                 -
                                                                         ----------------- -----------------

  Gross profit                                                                          -                 -
                                                                         ----------------- -----------------

COSTS AND EXPENSES
  Depreciation and amortization                                                         -                 -
  General and administrative                                                        6,580             8,000
                                                                         ----------------- -----------------

Total costs and expenses                                                            6,580             8,000
                                                                         ----------------- -----------------

INCOME(LOSS) FROM OPERATIONS                                                       (6,580)           (8,000)
                                                                         ----------------- -----------------

OTHER INCOME(EXPENSE)
  Reduction for litigation costs                                                        -                 -
  Interest income                                                                       6                 -
  Interest expense                                                                 (3,500)                -
  Debt forgiveness                                                                      -           141,232
                                                                         ----------------- -----------------

Total other income(expense)                                                        (3,494)          141,232
                                                                         ----------------- -----------------

INCOME(LOSS) BEFORE INCOME TAXES                                                  (10,074)          133,232

PROVISION FOR INCOME TAXES                                                              -                 -
                                                                         ----------------- -----------------

NET INCOME(LOSS)                                                              $   (10,074)       $  133,232
                                                                         ================= =================


Weighted average shares outstanding                                            11,622,318         5,717,043
                                                                         ================= =================

Income/(Loss) per share-basic and diluted                                     $     (0.00)       $     0.02
                                                                         ================= =================



                          ABSS, CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003

                                                                            Three Months          Three Months
                                                                               Ended                 Ended
                                                                              March 31,            March 31,
                                                                                2004                  2003
                                                                          -----------------     -----------------
                                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (10,074)               $ 133,232
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                          --                       --
             Cancellation of debt                                                   --                 (141,232)
          Changes in assets and liabilities:
             Increase in accounts payable and accrued expenses                    (919)                   8,000
                                                                             ---------                ---------

             Net cash used in operating activities                             (10,993)                      --
                                                                             ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash used in investing activities                                         --                       --
                                                                             ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                   3,000                       --
      Increase in amounts due to shareholder                                       200                       --
                                                                             ---------                ---------

             Net cash provided by financing activities                           3,200                       --
                                                                             ---------                ---------

             Net Increase (decrease) in Cash                                    (7,793)                      --

CASH AT BEGINNING PERIOD                                                         9,417                       --
                                                                             ---------                ---------

CASH AT END OF PERIOD                                                        $   1,624                $      --
                                                                             =========                =========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Debt cancellation-Accounts payable and due to shareholder               $      --                $ 141,232
                                                                             =========                =========

     Cash paid for interest                                                  $      --                $      --
                                                                             =========                =========

     Cash paid for income taxes                                              $      --                $      --
                                                                             =========                =========



ABSS, CORP. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED INTERIM


CONDENSED FINANCIAL STATEMENTS


FOR THE PERIOD ENDED MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY

During the three months ended March 31, 2004, the Company's working capital decreased. This was due to operating losses incurred during this quarter. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful. During March 2004, a total of 30,000 options were exercised for a total of $3,000.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to any of its vendors and shareholders. The shareholders have agreed to roll over any existing loans until the company has stronger liquidity.

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during previous quarters and expects such financing will be its only source of capital in the near future. Additionally, certain options have been exercised to provide the working capital needed for the operations of the Company.

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

SUBSEQUENT EVENT

On May 7, 2004, the Company held a shareholder's meeting in which it approved the following actions:

1.Elect Alan Lew, Aaron Etra, and Andre Todd to the Board of Directors for the ensuing year; 2.Change name of the Company to NT Holding Corp.; 3.Re-incorporate the domicile of the Company from Delaware to Nevada; 4.The engagement of independent auditors, Madsen & Associates CPAs, Inc.; 5.Increase in authorized shares from twenty (20) million to one hundred (100) million; 6.The Company's Employee Stock Option Plan; and 7.Reverse stock split (pro-rata reduction of outstanding shares) of 4 old shares for 1 new share of the Company's issued and outstanding shares of Common Stock.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was sued in connection with its acquisition of Silver Valley Energy
(SVE) and in October 2000 the Company received a default judgment against it in the amount of $960,000. CHC, currently a related party based on the stock issued in the settlement agreement, negotiated and bought out and paid off SVE. The Company then negotiated a settlement with CHC on September 2, 2003. The terms of the settlement were that the company issued a two hundred thousand dollar promissory note for a period of one year with an interest rate of seven percent and issued four million shares of its restricted common stock. Additionally, the company appointed two nominees to its Board of Directors. These actions effectively removed $960,000 out of accrual for udgments, litigation and contingencies and replaced it with $200,000 notes payable to related party, both recognized as current liabilities.

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

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $240,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $240,000 as of December 31, 2003 and March 31, 2004.

Item 2. Change of Securities


None.


Item 3. Defaults Upon Senior Securities.


None


Item 4. Submission of Matters to a Vote of Security Holders.


None


Item 5. Other information.


None.


Item 6. Exhibits and reports on Form 8-K.

On February 23, 2004, the Company filed an 8K based on a change in accountant and on March 10, 2004 the Company filed an amendment to the Form 8K filed on February 23, 2004.


                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.


ABSS, Corp.
Registrant


/s/ Alan Lew
------------------------------
    Alan Lew
    CEO, CFO and Director