Form 10QSB
period 2004-06-30
ABSS CORP
filed 2004-08-12
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ____ to _____

                          Commission file no. 000-15303

                                   NT HOLDING CORP.
                               (Formerly ABSS, Corp.)

                 (Name of Small Business Issuer in its Charter)

    Nevada(Reincorporated)                              73-1215433
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

As of August 11, 2004, 2,916,716 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

                                 NT HOLDING CORP.

                                TABLE OF CONTENTS




                                                                                         PAGE
                                                                                         ----
Item 1.   Financial Statements                                                            1
          Condensed Consolidated Balance Sheets - June 30, 2004 and                       2
          December 31, 2003

          Condensed Consolidated Statements of Operations and Comprehensive               3
          Income for the Six Months and Three Months Ended June 30, 2004 and 2003.

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004    4
          and 2003.

          Notes to Condensed Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis or Plan of Operation                         6


Item 3. Controls and Procedures                                                           6


Part II - Other Information

   Item 1. Legal Proceedings                                                              7
   Item 2. Changes in Securities and Small Business Issuer                                7
                Purchase of Equity Securities
   Item 3. Defaults Upon Senior Securities                                                7
   Item 4. Submission of Matters to a Vote of Security Holders                            7
   Item 5. Other Information                                                              7
   Item 6. Exhibits and Reports on Form 8K                                                7

SIGNATURES                                                                                8

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to NT Holding Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.

                        NT HOLDING CORP. AND SUBSIDIARIES
                     (FORMERLY ABSS, CORP. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003

                                                                             June 30,          December 31,
                                                                               2004                2003
                                                                           (Unaudited)          (Audited)
                                                                           -----------          ---------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                $         3,094      $       9,417
                                                                        -------------------  -----------------

  Total Current Assets                                                               3,094              9,417
                                                                        -------------------  -----------------


Total Assets                                                               $         3,094      $       9,417
                                                                        ===================  =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
  Notes payable-Related party                                              $       200,000      $     200,000
  Accounts payable and accrued liabilities                                         148,751            137,931
  Shareholder loans                                                                 36,600             36,400
  Accrual for judgments, litigation and contingencies                              240,000            240,000
                                                                        -------------------  -----------------

  Total Current Liabilities                                                        625,351            614,331
                                                                        -------------------  -----------------


Stockholders' Equity(Deficit)
  Common stock, $.001 par value, 100,000,000
    authorized, 2,916,761 and 2,904,261 shares issued
    and outstanding at June 30, 2004 and
    December 31, 2003, respectively                                                  2,917              2,904
  Additional paid-in capital                                                     8,526,441          8,521,454
  Retain earnings (deficit)                                                     (9,151,615)        (9,129,272)
                                                                        -------------------  -----------------

  Total Stockholders' Equity (Deficit)                                            (622,257)          (604,914)
                                                                        -------------------  -----------------


Total Liabilities and Stockholders' Equity (Deficit)                       $         3,094      $       9,417
                                                                        ===================  =================



                        NT HOLDING CORP. AND SUBSIDIARIES
                     (FORMERLY ABSS, CORP. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Six Months and Three Months Ended June 30, 2004 and 2003




                                                    Six Months         Six Months       Three Months      Three Months
                                                       Ended             Ended             Ended              Ended
                                                     June 30,           June 30,          June 30,          June 30,
                                                       2004               2003              2004              2003
                                                  ----------------  ----------------- -----------------  ----------------
                                                    (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)


REVENUES                                             $          -      $           -     $           -      $          -
                                                  ----------------  ----------------- -----------------  ----------------

COST OF SALES                                                   -                  -                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

  Gross profit                                                  -                  -                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

COSTS AND EXPENSES
  Depreciation and amortization                                 -                  -                 -                 -
  General and administrative                               15,350             23,000             8,770            15,000
                                                  ----------------  ----------------- -----------------  ----------------

Total costs and expenses                                   15,350             23,000             8,770            15,000
                                                  ----------------  ----------------- -----------------  ----------------

INCOME(LOSS) FROM OPERATIONS                              (15,350)           (23,000)           (8,770)          (15,000)
                                                  ----------------  ----------------- -----------------  ----------------

OTHER INCOME(EXPENSE)
  Reduction for litigation costs                                -                  -                 -                 -
  Interest income                                               7                  -                 1                 -
  Interest expense                                         (7,000)                 -            (3,500)                -
  Debt forgiveness                                              -            141,232                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

Total other income(expense)                                (6,993)           141,232            (3,499)                -
                                                  ----------------  ----------------- -----------------  ----------------

INCOME(LOSS) BEFORE INCOME TAXES                          (22,343)           118,232           (12,269)          (15,000)

PROVISION FOR INCOME TAXES                                      -                  -                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

NET INCOME(LOSS)                                     $    (22,343)     $     118,232     $     (12,269)     $    (15,000)
                                                  ================  ================= =================  ================


Weighted average shares outstanding                     2,908,890          1,429,261         2,912,201         1,429,261
                                                  ================  ================= =================  ================

Income/(Loss) per share-basic and diluted            $      (0.01)     $        0.08     $       (0.00)     $      (0.01)
                                                  ================  ================= =================  ================


                        NT HOLDING CORP. AND SUBSIDIARIES
                     (FORMERLY ABSS, CORP. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003

                                                                         Six Months         Six Months
                                                                           Ended              Ended
                                                                          June 30,           June 30,
                                                                            2004               2003
                                                                      -----------------  -----------------
                                                                        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $     (22,343)     $     118,232
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                           -                  -
             Cancellation of debt                                                    -           (141,232)
          Changes in assets and liabilities:
             Increase in accounts payable and accrued expenses                  10,820             23,000
                                                                      -----------------  -----------------

             Net cash used in operating activities                             (11,523)                 -
                                                                      -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash used in investing activities                                          -                  -
                                                                      -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                   5,000                  -
      Increase in amounts due to shareholder                                       200                  -
                                                                      -----------------  -----------------

             Net cash provided by financing activities                           5,200                  -
                                                                      -----------------  -----------------

             Net Increase (decrease) in Cash                                    (6,323)                 -

CASH AT BEGINNING PERIOD                                                         9,417                  -
                                                                      -----------------  -----------------

CASH AT END OF PERIOD                                                    $       3,094      $           -
                                                                      =================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:

     Debt cancellation-Accounts payable and due to shareholder           $           -      $     141,232
                                                                      =================  =================

     Cash paid for interest                                              $           -      $           -
                                                                      =================  =================

     Cash paid for income taxes                                          $           -      $           -
                                                                      =================  =================



NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at June 30, 2004 and for the six month and three month periods ended June 30, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the six month and three month periods ended June 30, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY

During the three months ended June 30, 2004, the Company's working capital decreased. This was due to operating losses incurred during this quarter. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful. During June 2004, a total of 20,000 options were exercised for a total of $2,000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was sued in connection with its acquisition of Silver Valley Energy
(SVE) and in October 2000 the Company received a default judgment against it in the amount of $960,000. CHC, currently a related party based on the stock issued in the settlement agreement, negotiated and bought out and paid off SVE. The Company then negotiated a settlement with CHC on September 2, 2003. The terms of the settlement were that the company issued a two hundred thousand dollar promissory note for a period of one year with an interest rate of seven percent and issued four million shares of its restricted common stock. Additionally, the company appointed two nominees to its Board of Directors. These actions effectively removed $960,000 out of accrual for judgments, litigation and contingencies and replaced it with $200,000 notes payable to related party, both recognized as current liabilities.

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

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $240,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $240,000 as of December 31, 2003 and June 30, 2004.

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

Item 5. Other information.

None.

Item 6. Exhibits and reports on Form 8-K.

None.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 11, 2004.

NT Holding Corp.
Registrant


/s/ Alan Lew
------------------------------
    Alan Lew
    CEO, CFO and Director