Form 10QSB
period 2004-09-30
NT HOLDING CORP.
filed 2004-11-19
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As of November 19, 2004, 3,086,665 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

                                 NT HOLDING CORP.

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----

Item 1.   Financial Statements                                                            1
          Condensed Consolidated Balance Sheets - September 30, 2004 and                  2
          December 31, 2003

          Condensed Consolidated Statements of Operations and Comprehensive               3
          Income for the Nine Months and Three Months Ended September 30, 2004
          and 2003.

          Consolidated Statements of Cash Flows for the Nine Months Ended                 4
          September 30, 2004 and 2003.

          Notes to Condensed Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis or Plan of Operation                         6


Item 3. Controls and Procedures                                                           6


Part II - Other Information

   Item 1. Legal Proceedings                                                              7
   Item 2. Changes in Securities and Small Business Issuer                                7
                Purchase of Equity Securities
   Item 3. Defaults Upon Senior Securities                                                7
   Item 4. Submission of Matters to a Vote of Security Holders                            7
   Item 5. Other Information                                                              7
   Item 6. Exhibits and Reports on Form 8K                                                7

SIGNATURES                                                                                8


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term "Company" refers to NT Holding Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.


                        NT HOLDING CORP. AND SUBSIDIARIES
                     (FORMERLY ABSS, CORP. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003

                                                                           September 30,       December 31,
                                                                               2004                2003
                                                                            (Unaudited)          (Audited)
                                                                            -----------          ---------
                              ASSETS

Current Assets
  Cash and cash equivalents                                                $          7,775     $        9,417
                                                                        -------------------- ------------------

  Total Current Assets                                                                7,775              9,417
                                                                        -------------------- ------------------

Other Assets
  Deposit                                                                            15,000                  -
                                                                        -------------------- ------------------


Total Assets                                                               $         22,775     $        9,417
                                                                        ==================== ==================


          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
  Notes payable-Related party                                              $        217,000     $      200,000
  Accounts payable and accrued liabilities                                          162,520            137,931
  Shareholder loans                                                                  30,600             36,400
  Accrual for judgments, litigation and contingencies                               240,000            240,000
                                                                        -------------------- ------------------

  Total Current Liabilities                                                         650,120            614,331
                                                                        -------------------- ------------------


Stockholders' Equity(Deficit)
  Common stock, $.001 par value, 100,000,000
    authorized, 2,950,094 and 2,904,261 shares issued
    and outstanding at September 30, 2004 and
    December 31, 2003, respectively                                                   2,950              2,904
  Additional paid-in capital                                                      8,543,908          8,521,454
  Retain earnings (deficit)                                                      (9,174,203)        (9,129,272)
                                                                        -------------------- ------------------

  Total Stockholders' Equity (Deficit)                                             (627,345)          (604,914)
                                                                        -------------------- ------------------


Total Liabilities and Stockholders' Equity (Deficit)                       $         22,775     $        9,417
                                                                        ==================== ==================




                        NT HOLDING CORP. AND SUBSIDIARIES
                     (FORMERLY ABSS, CORP. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Nine Months and Three Months Ended September 30, 2004 and 2003




                                                    Nine Months       Nine Months       Three Months      Three Months
                                                       Ended             Ended             Ended              Ended
                                                   September 30,     September 30,     September 30,      September 30,
                                                       2004               2003              2004              2003
                                                  ----------------  ----------------- -----------------  ----------------
                                                    (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)

REVENUES                                             $          -      $           -     $           -      $          -
                                                  ----------------  ----------------- -----------------  ----------------

COST OF SALES                                                   -                  -                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

  Gross profit                                                  -                  -                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

COSTS AND EXPENSES
  Depreciation and amortization                                 -                  -                 -                 -
  General and administrative                               34,442            135,848            19,092           112,848
                                                  ----------------  ----------------- -----------------  ----------------

Total costs and expenses                                   34,442            135,848            19,092           112,848
                                                  ----------------  ----------------- -----------------  ----------------

INCOME(LOSS) FROM OPERATIONS                              (34,442)          (135,848)          (19,092)         (112,848)
                                                  ----------------  ----------------- -----------------  ----------------

OTHER INCOME(EXPENSE)
  Reduction for litigation costs                                -            560,000                 -           560,000
  Interest income                                              11                  -                 4                 -
  Interest expense                                        (10,500)            (1,074)           (3,500)           (1,074)
  Debt forgiveness                                              -            141,232                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

Total other income(expense)                               (10,489)           700,158            (3,496)          558,926
                                                  ----------------  ----------------- -----------------  ----------------

INCOME(LOSS) BEFORE INCOME TAXES                          (44,931)           564,310           (22,588)          446,078

PROVISION FOR INCOME TAXES                                      -                  -                 -                 -
                                                  ----------------  ----------------- -----------------  ----------------

NET INCOME(LOSS)                                     $    (44,931)     $     564,310     $     (22,588)     $    446,078
                                                  ================  ================= =================  ================


Weighted average shares outstanding                     2,914,179          1,570,287         2,924,641         1,847,739
                                                  ================  ================= =================  ================

Income/(Loss) per share-basic and diluted            $      (0.02)     $        0.36     $       (0.01)     $       0.24
                                                  ================  ================= =================  ================





                        NT HOLDING CORP. AND SUBSIDIARIES
                     (FORMERLY ABSS, CORP. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003

                                                                             Nine Months             Nine Months
                                                                               Ended                    Ended
                                                                            September 30,           September 30,
                                                                                2004                     2003
                                                                             ---------                ---------
                                                                             (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (44,931)               $ 564,310
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                          --                       --
             Common stock issued for services                                       --                   87,500
             Reduction in litigation costs                                          --                 (560,000)
             Cancellation of debt                                                   --                 (141,232)
          Changes in assets and liabilities:
             Increase in deposits                                              (15,000)                      --
             Increase in accounts payable and accrued expenses                  24,589                   49,422
                                                                             ---------                ---------

             Net cash used in operating activities                             (35,342)                      --
                                                                             ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash used in investing activities                                         --                       --
                                                                             ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in notes payable-Related party                                   17,000                       --
      Issuance of common stock                                                  22,500                       --
      (Decrease) in amounts due to shareholder                                  (5,800)                      --
                                                                             ---------                ---------

             Net cash provided by financing activities                          33,700                       --

             Net Increase (decrease) in Cash                                    (1,642)                      --

CASH AT BEGINNING PERIOD                                                         9,417                       --
                                                                             ---------                ---------

CASH AT END OF PERIOD                                                        $   7,775                $      --
                                                                             =========                =========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Debt cancellation-Accounts payable and due to shareholder               $      --                $ 141,232
                                                                             =========                =========

     Stock issued in exchange for goods, services and license                $      --                $  87,500
                                                                             =========                =========

     Cash paid for interest                                                  $      --                $      --
                                                                             =========                =========

     Cash paid for income taxes                                              $      --                $      --
                                                                             =========                =========


                       NT HOLDING CORP. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED INTERIM

                         CONDENSED FINANCIAL STATEMENTS

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at September 30, 2004 and for the nine month and three month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the nine month and three month periods ended September 30, 2004 and 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries, Money Buckets, Inc. and PNC Labs. No activity has occurred in the subsidiaries, except a letter of intent and a $15,000 deposit for future product development in the health industry by PCN Labs. All inter-company balances and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

LIQUIDITY

During the three months ended September 30, 2004, the Company's working capital decreased. This was due to operating losses incurred during this quarter. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

The Company agreed in concept with a letter of intent with a company and made a $15,000 deposit towards future development of products in the health industry.

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

On or about August 7, 2004, our subsidiary, PNC Labs, entered into a letter of intent to purchase Nutrlife, a nutraceutical company and the Company placed $15,000 into escrow as a deposit for such company. On August 23, 2004, after conducting due diligence, there was a mutual agreement by the parties not to enter into a definitive agreement and the deposit was returned to the Company. The Company has decided to use the $15,000 for the development of 5 nutraceutical products. Those products categories were: weight loss, glucose stable, pro-gain (high calorie for athletes), a greens in a tube formula (a concentrated formula for taking vegetables in one day all in a tube), and a energy replacement drink.

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

The former Chief Executive Officer of BidInvite, Inc has sued the Company. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No OOC-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico,Inc. and BidInvite. The amount of the judgment is $1,360,000. Harquest, a corporation owned by Allen NG purchased all rights to the judgment from Mr. Venables and Mr. Ng then acquired the rights to the judgment from Harquest. Based on the Company's limited operations and cash flow, Mr. Ng agreed to accept the Company's offer of one hundred thousand shares of restricted common stock in order to settle the judgment. On October 15, 2004, the Company entered into a Settlement Agreement and Release with Allen Ng whereby it agreed to issue 100,000 shares of restricted common stock to Mr. Ng in full satisfaction of the judgment.

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

Management estimates that the costs to settle these judgments and lawsuits for the Company should not exceed an aggregate of $240,000. Accordingly, the accrual for litigation and judgments is recognized in the financial statements at $240,000 as of December 31, 2003 and September 30, 2004.

Item 2. Change of Securities

During the three month period ending September 30, 2004, the Company issued a total of 25,000 shares to Patrick Wang and 8,333 shares to Alan Lew for total consideration of $17,500. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other information.

None.

Item 6. Exhibits and reports on Form 8-K.

None.

                                       7



                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2004.

NT Holding Corp.
Registrant


/s/ Alan Lew
------------------------------
    Alan Lew
    CEO, CFO and Director