Form 10KSB
period 2004-12-30
NT HOLDING CORP.
filed 2005-04-15
CIK 797564

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________to ________________.


                         COMMISSION FILE NUMBER #0-15303

                                NT HOLDING CORP.
                             (Formerly ABSS, Corp.)
             (Exact name of registrant as specified in its charter)

         Nevada(Reincorporated) 73-1215433 (State or Other Jurisdiction of (I.R.S. Employer Identification
   Incorporation or Organization)                        Number)


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

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had $0 in gross revenues for the year ended December 31, 2004.

The aggregate market value of the Registrant's voting stock that was held by non-affiliates of the Registrant on April 13, 2005 was $1,851,999 based on the average bid and asked price of the Registrant's common stock on such date as reported on the Over the Counter Bulletin Board.

As of April 13, 2005, there were 3,086,665 shares of the registrant's common stock outstanding.

Transfer  Agent as of April 13, 2005:  Olde Monmouth Stock Transfer Co., Inc.
                                       200 Memorial Parkway, Suite 101
                                       Atlantic Highlands, NJ 07716

TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business.............................................. 3

Item 2. Description of Property...............................................5

Item 3. Legal Proceedings.....................................................5

Item 4. Submission of Matters to a Vote of Security Holders...................5

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters..............6

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................7

Item 7. Financial Statements and supplementary data..................F-1 - F-13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................10

Item 8A Controls and Procedures .............................................10

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act....................11

Item 10. Executive Compensation..............................................11

Item 11. Security Ownership of Certain Beneficial Owners and Management......11

Item 12. Certain Relationships and Related Transactions......................12

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K ...................................13

Item 14. Principal Accountant Fees and Services .............................13

SIGNATURES...................................................................13

                                     PART I

Item 1. Description of Business

References in this report to "we" and "our" are NT Holding Corp. (herein after referred to as "NT" and our wholly-owned subsidiaries, Money Buckets, Inc. and PNC Labs, Inc. which collectively may also be referred to herein as the "Company".

NT Holding Corp., (the "Company"), was incorporated on April 11, 1984 under the laws of the State of Delaware as CMS Advertising. On September 25, 1989 we changed our name to Unico, Inc., and again on April 25, 2002 ABSS, Corp. Initial business activities, associated with the sale and administration of cooperative direct mail advertising franchises commenced in May 1984. In September 1986, the Company filed an initial registration statement with the Securities and Exchange Commission and initiated a plan to expand Company operations through the acquisition of existing businesses operating in related fields. The Company also operated and owned a second subsidiary during 1996, Cal-Central Marketing Corporation ("Cal-Central"). Cal-Central was discontinued during 1996 and was involved in cooperative advertising distributed primarily through supermarkets, pharmacies and restaurants. Franchising activities related to this business were conducted through United Marketing, which the Company had acquired on July 17, 1987. On January 29, 1999, the shareholders of the Company approved the sale of all of the issued and outstanding common stock of United Marketing to Next Generation Media Corp. ("NexGen"). The sale was effective and closed April 1, 1999. Following completion of the sale of United marketing, the Company intended to become a diversified Internet incubator holding company, focused on the incubation, acquisition and financing of young, development stage, high technology and multi-media companies. This concept was abandoned in the third quarter of 2000. In July 2000, the Company acquired from NexGen all the issued and outstanding stock of The Independent News. On January 31, 2001, The Company incorporated The Local Times.com, Inc. and New Media, Inc. In August 2001, the Company ceased its newspaper operations. Under partly new management, the Company planned to develop a fashion-oriented holding and marketing company.

On October 3, 2001 NT incorporated Money Buckets, Inc., a Nevada corporation, to become the operational unit of NT's fashion business. On December 17, 2001, NT entered into a license agreement with Cybernic Holdings, Inc., to (a) produce and brand Aleksander Bla, a line of women's clothing and (b) to produce and develop a fashion related internet project, Fashion Expo. The agreement provides for among other things, that the Company will change its name to ABSS, Corp., and that the Company would reverse split its outstanding common shares by 1-30 and issue 3,791,393 new restricted shares (947,848 shares as of December 31, 2004) to Cybernic Holdings, Inc.

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

On July 11, 2003, the Company filed a Form 8K with the SEC based on a change in control of the Company and the appointment of a new President of the Company. Mr. Alan Lew acquired the majority interest from Cybernic Holdings in a private transaction. The management at the time resigned and appointed Alan Lew as Director and President. Mr. Lew has vast experience and contacts in the Biotechnology industry. At the time he was a Clinical site manager with Pfizer Inc. where part of his responsibilities include monitoring and locating new physicians for investigational trials. Mr. Lew has also worked for Memorial Sloan-Kettering Hospital in New York City and Acorda Therapeutics. On July 30, 2003, the Company filed a Form 8-K with the SEC based on the resignation of two members of the Board of Directors (Benny Blom and Tom Simeo) pursuant to the change in control of the Company. These resignations were not due to any disagreement with the Company on any matters relating to the Company's operations, policies or practices.

The new management's first objective was to reduce the amount of debts and judgments against the Company. The next goal was to find professional assistance to help clearly define a strategic plan to increase shareholder value. On September 2, 2003, the Company entered into a settlement and release agreement with Communications Holding Corp.(CHC) The terms of the agreement were that NT would grant CHC 1,000,000 shares of restricted common stock and issue a $200,000 note payable in one year accruing at 7%APR in return for a debt settlement of an NT obligation of $960,000 plus interest and attorneys fees. In addition, CHC would have the right to appoint two directors to the board of NT. As a result of this transaction, Mr. Aaron Etra and Mr. Andre Todd joined the NT board. Mr. Andre Todd was appointed Secretary and Director. Mr. Todd, who is the President of CHC, specializes in business development. Mr. Aaron Etra, also a Director of CHC is a practicing attorney based in New York. This transaction was filed under a Form 8K with the SEC on September 9, 2003, based on the settlement of the lawsuit with Communication Holding Corp., which had originally been with Southwin Financial Ltd.

On September 2, 2003, the Company hired three consultants for management consulting, strategic planning, and web development. The consultants were willing to accept stock in lieu of cash, as the Company did not have the ability to pay for such services being rendered. Each consultant received one hundred twenty five thousand shares for providing their services. One consultant was retained to evaluate all potential acquisitions, provide due diligence and report directly to the board. Another consultant was engaged to identify and/or evaluate opportunities specifically within the nutraceutical products and distribution sectors. These Consultants have evaluated several worthy opportunities and are conducting due diligence on these potential acquisitions. The third consultant was engaged to update the existing website as well as provide web development and advisory services for the future changes to the Company's website and its subsidiaries. The Company's website has been changed, and it is expected to be updated on an ongoing basis.

The Company settled the other judgment it had accrued for the loss on the balance sheet in the amount of $240,000. The Company issued 100,000 shares of its newly issued restricted common stock for the settlement of the judgment.

Therefore, at December 31, 2004, the Company has no accruals for any of the judgments, lawsuits, or contingent liabilities from its past activities.

We will attempt to locate and negotiate with a business entity for the combination of target company preferably, but not limited to, the biotechnology, nutraceutical, nanotechnology or communications industries. Any combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. Although there is no guarantee of a successful merger/acquisition, the Company is optimistic that it will be able to successfully close on at least one business opportunity in mid 2005. The Company will have to rely on loans from its management and raising money from outside investors in order to pay its financial obligations in a timely manner. Even though the Company is actively seeking the above opportunities, no definitive agreements have been signed as of the date of this filing.

The Company had no employees as of December 31, 2004 and April 13, 2005.

Item 2. Description of Property

As of April 13, 2005, the Company operated its corporate headquarters through an executive office located at 385 Freeport, #1, Sparks, NV 89431 paid for by a shareholder.

Item 3. Legal Proceedings

The Company was sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit was filed in the Superior Court of the State of Delaware, Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. OOC-11-015 THG." The case was a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico, Inc. and BidInvite. The amount of the judgment is $1,360,000. The judgment was ultimately purchased by an independent third party, Allen Ng. Mr. Ng's affiliated company, Harquest, had purchased all rights to the judgment from David Venables. Mr. Ng then acquired the rights to its judgment from Harquest and is now the legal owner of the judgment. Based on the Company's limited operations and cash flow, Mr. Ng agreed to accept the Company's offer of one hundred thousand shares of restricted common stock in order to settle the judgment. On October 15, 2004, the Company entered into a Settlement Agreement and Release with Allen Ng whereby it agreed to issue 100,000 shares of restricted common stock to Mr. Ng in full satisfaction of that certain judgment entered against the Company by David Venables. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933. This transaction was filed under a Form 8-K with the SEC on October 15, 2004, based on the settlement of the lawsuit with Communication Holding Corp., which had originally been with Southwin Financial Ltd.

NexGen has alleged that the Company is in default with respect to its $200,000 note payable issued in connection with its acquisition of The Independent News. At December 31, 2000 $156,000 remained unpaid. At December 31, 2001 the $156,000 unpaid balance was written off as management believes that certain financial misrepresentation were made in connection with its acquisition of The Independent News. The Company has not had any correspondence from NexGen for over three years and the Company does not believe that NexGen will be taking any affirmative action.

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

Management estimates that the costs to settle these remaining judgments and lawsuits for the Company should be minimal. Accordingly, no accrual for litigation and judgments is recognized in the Company's financial statements at December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 2004, the annual shareholders meeting was held and the following items were voted on and passed by majority vote:

Changed name of the Company to NT Holding Corp.;
Re-incorporated the domicile of the Company from Delaware to Nevada; Approved the engagement of independent auditors, Madsen & Associates; Approved increase in authorized shares from twenty (20) million to one hundred (100) million;
Approved the Company's Employee Stock Option Plan;
Approved a reverse stock split (pro-rata reduction of outstanding shares) of up to 1-4 of the Company's issued and outstanding shares of Common Stock, which went into effect August 4, 2004.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On December 31, 2004 there were approximately 600 shareholders of record of the Company's common stock. The Company's common stock was formerly traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). During 1997, the Company no longer qualified for this listing and is now available through electronic trading services via the NASD OTC Electronic Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through December 31, 2004 and as available through electronic trading services subsequent to such date.

2004
----
First Quarter                $      1.80            $       .60

Second Quarter               $      1.00            $       .32

Third Quarter                $      2.75            $       .20

Fourth Quarter               $      1.50            $       .20


2003
----
First Quarter                $       .40            $       .04

Second Quarter               $       .60            $       .04

Third Quarter                $       .68            $       .08

Fourth Quarter               $      1.00            $       .20


On April 13, 2005, the closing trading price for NT Holding Corp.'s common stock as reported by the OTCBB was $0.60

Dividends

The Company does not anticipate having the ability to make any payment of cash dividends in the forseeable future and the payment of any such future cash dividends will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

Recent sales of unregistered securities

The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during 2004. All securities were issued subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

                                                     Shares           Value
---------------------------------------------- ------------------- -----------
                                                     Issued          Received
---------------------------------------------- ------------------- -----------
Warrants exercised for cash                            75,000      $  42,500
---------------------------------------------- ------------------- -----------
Shares issued for services                              7,404          7,000
---------------------------------------------- ------------------- -----------
Shares issued for litigation settlement
                                                      100,000        240,000
---------------------------------------------- ------------------- -----------
                                                      182,404      S 322,000
---------------------------------------------- ------------------- -----------

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

General

On April 1, 1999, the Company sold its only asset, the stock of its operating subsidiary United Marketing to NexGen. As a result of the above-described transaction, NT became a publicly traded "shell" company. The Company, immediately after the sale of United Marketing, had no assets and no liabilities. The Company was funded by two new shareholders, selected a new board of directors and management team and changed its business plan.

Independent News

On July 1, 2000 the Company acquired Independent News, a weekly and monthly newspaper circulated to more than 70,000 homes in northern New Jersey for cash, stock and assumptions of certain liabilities. On January 31, 2001, NT incorporated The Local Times.com, Inc., and New Media, Inc. The Local Times was a web solution for weekly newspapers and its advertisers and New Media, Inc. was the acquisition vehicle established to acquire additional newspapers. Due to the loss of financial incentives, NT ceased its newspaper operations during August 2001 and its online activities as of the end of the year 2001.

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

In May 2004, we formed a new subsidiary, PNC LABS, Inc. to enter into the Nutraceutical arena. PNC LABS, INC., is a nutritional supplements company serving the preventive and alternative healthcare segments, and looking to expand through an acquisition with organic growth strategy. The company is selectively evaluating niche companies in order to provide quality nutraceuticals to consumers. The company further plans to be fully integrated in manufacturing, distribution and marketing. PNC LABS is targeting companies with less than $5 million in annual sales.

On or about August 7, 2004, our subsidiary, PNC Labs, entered into a letter of intent to purchase Nutrlife, a nutraceutical company and the Company placed $15,000 into escrow as a deposit for such company. On August 23, 2004, after conducting due diligence, there was a mutual agreement by the parties not to enter into a definitive agreement and the deposit was returned to the Company. The Company has decided to use the $15,000 for the development of 5 nutraceutical products. Those products categories were: weight loss, glucose stable, pro-gain (high calorie for athletes), a greens in a tube formula (a concentrated formula for taking vegetables in one day all in a tube), and a energy replacement drink. The products are currently being tested for its shelf life. When our formulator feels comfortable for deployment of the final product(s), packaging and design will be finalized. A combination of internet sales and traditional sales to various accounts including but not limited to: health clubs, health food stores, vitamin shops, etc.

On or about September 13, 2004, PNC LABS, INC. entered into a sales and distribution agreement with Preventive Nutrient, Inc. ("Preventive") to distribute its products which stimulate healthy glucose metabolism. Its two products, Cylo-Z and Pro-Z, are a supplements targeting diabetics. PNC is currently evaluating private label opportunities for these products as well.

Diabetes is a loose term that defines anyone who has a condition where they are unable to process glucose correctly, either from lack of enough insulin, or the inability for the body to use the stored glucose. The number of diabetic patients in the United State is estimated to reach 30 million by the year of 2005. More than 33 % of the US populations older than age 60 are diabetic. More than 67 % of US populations are either overweight or obese. According to the recent publication by Center for Disease Control, the incidence of diabetes increased about 50% and lifetime risk of developing diabetes for individuals born in 2000 are 32.8% for males and 38.5 % for females. Currently, about 1 million Americans are type 1 (juvenile diabetes) and 17 millions are type 2 diabetes (adult onset diabetes)(2). Advancing healthcare seeks a substantial increase in the longevity of people, and along with it, concerns about the quality of life. Diabetes as well as other health issues will only increase with time. Insulin and oral agents have blood glucose lowering effects. Insulin is necessary for patients with juvenile diabetes or severe adult onset diabetes. Eventually, those diabetic patients develop blindness, kidney failure, and amputation. In the U.S. alone, medical expenses from diabetes complications are over $100 billion annually. Thus, medical expenses from diabetes treatment lead all other medical bills.

Through PNC Labs, we hope to acquire or distribute several more product lines that can be sold through our own sales channels or future marketing, distribution and sales joint ventures/partnerships.

We have also identified several opportunities outside of the nutraceutical field in which we feel a business combination would be advantageous to the Company. Although no definitive agreements have been signed as of the filing of this document, we feel confident that another business combination will transpire in 2005.

LIQUIDITY

During the year ended December 31, 2004, the Company's working capital decreased. This was due to operating losses incurred during the year. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful. The Company has sustained its operations from various loan agreements and exercise of its warrants into common stock.

During March 2004, a total of 7,500 warrants were exercised for $3,000. During June 2004, a total of 5,000 warrants were exercised for a total of $2,000. During September 2004, a total of 25,000 warrants were exercised for a total of $12,500. During October 2004, a total of 37,500 warrants were exercised for a total of $17,000.

In August, the Company had borrowed $17,000 from a shareholder of which $14,000 was returned in December. In February 2005, the Company borrowed $20,000 from a shareholder with interest terms of 10% per annum with a convertibility feature into common stock with a strike price of forty cents.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured to any of its vendors and shareholders. The shareholders have agreed to roll over any existing loans until the company has stronger liquidity.

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during the year and expects such financing will be its only source of capital in the near future. Additionally, certain options have been exercised to provide the working capital needed for the operations of the Company.

Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and actively pursue its planned business activities.

The Company is seeking to raise additional funds for working capital and acquisitions from issuance of private placement in equity and/or debt.

In conjunction with the general difficult market conditions and obstacles in obtaining the financing needed to execute its business plan, the Company decided on or about March 17, 2003 to cease all its operations and to look for other business opportunities.

No meaningful comparison can be made between 2003 and 2004 because of the close of its operations in 2003. During the calendar year of 2002 the Company tried to start several new businesses within the fashion industry of which none materialized. The major shareholder (Cybernic Holdings) of the Company funded the costs for those operations. Subject to an agreement with Alan Lew who acquired approximately 41% interest in the Company, Cybernic had forgiven all monies owed by the Company to Cybernic.

Item 7. Financial Statements

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

                        NT HOLDING CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                        NT HOLDING CORP and SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                           December 31, 2004 and 2003






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM   . . . . . . .Page        F - 1


FINANCIAL STATEMENTS:

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .Page        F - 2

         Statements of Operations. . . . . . . . . . . . . . . . . . . Page        F - 3

         Statements of Stockholders' Equity (Deficiency). . . . . . . .Page        F - 4

         Statements of Cash Flows . . . . . . . . . . . . . . . . . . .Page        F - 5

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . Page        F - 6

MADSEN & ASSOCIATES CPA's. INC.                              684 East Vine St #3
-------------------------------                               Murray, Utah 84107
Certified Public Accountants and Business Consultants     Telephone 801-268-2632
                                                                Fax 801-262-3978

Board of Directors & Audit Committee
NT HOLDING CORP. and Subsidiaries
Sparks, Nevada


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of NT Holding Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements ("Financial Statements") are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Holding Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the notes to the financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.

April 13, 2005
Murray, Utah


                        NT HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS


CURRENT ASSETS:

     Cash                                                                 $        85        $     9,417
                                                                          -----------        -----------
             Total Current Assets                                                  85              9,417
                                                                          -----------        -----------

PROPERTY, PLANT AND EQUIPMENT:
     Equipment, net of accumulated depreciation of $0                           8,176                 --
                                                                          -----------        -----------

OTHER ASSETS:
     Deposit                                                                   15,000                 --
                                                                          -----------        -----------

TOTAL ASSETS                                                              $    23,261        $     9,417
                                                                          ===========        ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of notes payable - related parties               $   204,000        $   200,000
      Accounts payable and accrued expenses                                   182,767            137,931
      Accrual for judgments, litigation and contingencies                          --            240,000
      Shareholder advances                                                     30,600             36,400
                                                                          -----------        -----------
             Total Current Liabilities                                        417,367            614,331
                                                                          -----------        -----------

Commitments and contingencies                                                      --                 --
                                                                          -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock; 5,000,000 shares authorized; $.001 par value;
       0 shares issued and outstanding                                             --                 --
     Capital stock, $.001 par value; 100,000,000 shares authorized;
       3,086,665 and 2,904,261 shares issued and outstanding
       at December 31, 2004 and 2003, respectively                              3,087              2,904
     Additional paid-in capital                                             8,810,771          8,521,454
     Accumulated (deficit)                                                 (9,207,964)        (9,129,272)
                                                                          -----------        -----------
             Total Stockholders' Equity (Deficiency)                         (394,106)          (604,914)
                                                                          -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)                   $    23,261        $     9,417
                                                                          ===========        ===========


    The accompanying notes are an integral part of these financial statements


                        NT HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                   Years Ended
                                                                   December 31,
                                                      --------------------------------------
                                                          2004                      2003
                                                      -----------                -----------

REVENUES                                              $        --                $        --
                                                      -----------                -----------

OPERATING EXPENSES:
    Depreciation and amortization                              --                         --
    General and administrative expenses                    64,356                    182,822
                                                      -----------                -----------

TOTAL OPERATING EXPENSES                                   64,356                    182,822
                                                      -----------                -----------

(LOSS) FROM OPERATIONS                                    (64,356)                  (182,822)
                                                      -----------                -----------

OTHER INCOME (EXPENSE)
    Gain on disposal of equipment                              --                         --
    Reduction for litigation costs                             --                    560,000
    Interest expense                                      (14,351)                    (4,574)
    Debt forgiveness                                           --                    141,232
    Interest income                                            15                          7
                                                      -----------                -----------

NET OTHER INCOME (EXPENSE)                                (14,336)                   696,665
                                                      -----------                -----------

NET INCOME (LOSS)                                     $   (78,692)               $   513,843
                                                      ===========                ===========

NET INCOME (LOSS) PER SHARE:
      BASIC AND DILUTED                               $     (0.03)               $      0.27
                                                      ===========                ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                                 2,949,622                  1,906,932
                                                      ===========                ===========


    The accompanying notes are an integral part of these financial statements


          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                              Net
                                                    Preferred Stock      Capital Stock      Additional   Stockholders'
                                                   ----------------  --------------------   Paid-in       Accumulated     Equity
                                                   Shares   Amount     Shares     Amount    Capital       (Deficit)    (Deficiency)
                                                     ----  --------  -----------  -------  -----------   -----------    -----------
Balance, December 31, 2002                              -  $     --    1,429,261  $ 1,429  $ 8,195,429   $(9,643,115)  $(1,446,257)

Issuance of shares for services                         -        --      437,500      438      112,062            --       112,500

Issuance of shares for litigation settlement            -        --    1,000,000    1,000      199,000            --       200,000

Issuance of shares for cash                             -        --       37,500       37       14,963            --        15,000

Net income (Loss) for the year ended December 31, 2003  -        --           --       --           --       513,843       513,843
                                                     ----  --------  -----------  -------  -----------   -----------   -----------

                                                        -        --    2,904,261    2,904    8,521,454    (9,129,272)     (604,914)

Issuance of shares for services                         -        --        7,404        8        6,992            --         7,000

Issuance of shares for litigation settlement            -        --      100,000      100      239,900            --       240,000

Issuance of shares for cash                             -        --       75,000       75       42,425            --        42,500

Net income (Loss) for the year ended December 31, 2003  -        --           --       --           --       (78,692)      (78,692)
                                                     ----  --------  -----------  -------  -----------   -----------   -----------

Balance, December 31, 2004                              -        --    3,086,665    3,087    8,810,771    (9,207,964)     (394,106)
                                                     ====  ========  ===========  =======  ===========   ===========   ===========


    The accompanying notes are an integral part of these financial statements


                        NT HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                        Years Ended
                                                                                        December 31,
                                                                            ------------------------------------
                                                                                  2004               2003
                                                                            -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (loss)                                                      $ (78,692)               $ 513,843
     Adjustments to reconcile net Income (loss) to net cash
          used in operating activities:
             Depreciation and amortization                                         --                       --
             Debt forgiveness                                                      --                 (141,232)
             Reduction for litigation costs                                        --                 (560,000)
             Common stock issued for services                                   7,000                  112,500
    Changes in assets and liabilities:
             Increase in accounts payable and accrued expense                  44,836                   67,806
                                                                            ---------                ---------

             Net cash provided (used) by operating activities                 (26,856)                  (7,083)
                                                                            ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in deposits                                                     (15,000)                      --
     Purchase of equipment                                                     (8,176)                      --
                                                                            ---------                ---------

             Net cash provided (used) in investing activities                 (23,176)                      --
                                                                            ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                4,000                       --
     Proceeds from issuance of common stock                                    45,500                   15,000
     Proceeds from shareholder advances                                        (4,800)                   1,500
                                                                            ---------                ---------

             Net cash provided (used) by financing activities                  40,700                   16,500
                                                                            ---------                ---------

             Net increase (decrease) in cash                                   (9,332)                   9,417
CASH AT BEGINNING PERIOD                                                        9,417                       --
                                                                            ---------                ---------

CASH AT END OF PERIOD                                                       $      85                $   9,417
                                                                            =========                =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                 $      --                $      --
                                                                            =========                =========
     Cash paid for income taxes                                             $      --                $      --
                                                                            =========                =========

NON-CASH TRANSACTIONS:
     Stock issued in exchange for services                                  $   7,000                $ 112,500
                                                                            =========                =========
     Stock issued for reduction in litigation costs                         $ 240,000                $ 560,000
                                                                            =========                =========
     Debt forgiveness                                                       $      --                $ 141,232
                                                                            =========                =========



    The accompanying notes are an integral part of these financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - Organization, History and Business Activity

The Company incorporated May 11, 1984 under the laws of the State of Delaware as C.M.S. Advertising. It changed its name to Unico, Inc. on September 25, 1989 and to NT Holding Corp. on April 25, 2002. The Company is authorized to issue up to 20,000,000 shares of common stock, $0.01 par value. The Company also has class A preferred stock, none of which are issued or outstanding. Management will determine the terms when any preferred stock is issued.

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

The Company initially ran the newspaper business through IN. Later in 2000, the Company created Pompton Valley Publishing Co. ("PVP"), and transferred all operations, assets and liabilities of IN into PVP. In August 2001, all newspaper and related activities ceased and IN and PVP went out of business. On October 3, 2001, the Company created the wholly owned subsidiary Money Bucket, Inc. ("MBI") a Nevada corporation. At December 31, 2003 and 2002, this is the only remaining subsidiary of the Company. The purpose of MBI was to develop and market fashion wear on the internet. On February 28, 2003, MBI ceased this activity as it had been unsuccessful in marketing its fashion line of clothing. Money Bucket is presently an inactive corporation.

On July 11, 2003, the Company filed a Form 8K with the SEC based on a change in control of the Company and the appointment of a new President of the Company. Mr. Alan Lew acquired the majority interest from Cybernic Holdings in a private transaction. Prior directors and officers resigned after appointing Alan Lew as Director and President.

On September 2, 2003, the Company entered into a settlement and release agreement with Communications Holding Corp. ("CHC"). CHC had purchased the $960,000 default judgment plus legal fees and accrued interest against the Company from Southwin. Under the terms of the agreement the Company gave CHC a $200,000 promissory note payable in one year, which accrues at 7% per annum. The Company also issued 4,000,000 shares of restricted common stock, which after the transaction was approximately 41% of the total stock ownership. In addition, CHC was granted the right to appoint two of the three board of directors of the Company. As a result of this transaction, Mr. Aaron Etra and Mr. Andre Todd were appointed to the Board of Directors of the Company along with Alan Lew.

On May 7, 2004, the annual shareholders meeting was held and the following items were voted on and passed by majority vote:

Changed name of the Company to NT Holding Corp.;
Re-incorporated the domicile of the Company from Delaware to Nevada; Approved the engagement of independent auditors, Madsen & Associates; Approved increase in authorized shares from twenty (20) million to one hundred (100) million;
Approved the Company's Employee Stock Option Plan;
Approved a reverse stock split (pro-rata reduction of outstanding shares) of up to 1-4 of the Company's issued and outstanding shares of Common Stock, which went into effect August 4, 2004.

In May 2004 the Company formed PNC LABS, Inc ("PNC LABS") as a wholly owned subsidiary, to enter into the Biotechnology, Nutraceutical, Nanotechnology and Communications sectors of the economy. PNC LABS has made an initial investment with agreements putting it into the nutraceutical sector. Management anticipates these efforts will require raising additional capital.

NOTE 2 - Significant Accounting Policies

This summary of significant accounting policies of NT Holding Corp. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of NT Holding Corp., and its wholly owned subsidiaries Money Bucket, Inc. and PNC Labs, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Money Bucket, Inc. since its incorporation October 3, 2001 and PNC Labs, Inc since incorporating in May 2004.

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

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company has no reportable differences between net income and comprehensive income; therefore, a statement of comprehensive income is not presented.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, accounts payable, and notes payable are reflected in the financial statements at fair value because of the short maturity of these instruments.

Equipment and deposit are reflected in the financial statements at or near fair value in the estimation of management.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. NT Holding Corp. will be required to adopt this statement effective January 1, 2004. NT Holding Corp. does not expect that the adoption of SFAS No. 143 will have any effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. NT Holding Corp. will be required to adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. NT Holding Corp. has implemented the disclosure provisions of FIN45 in its December 31, 2003 financial statements, without significant impact.

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

The Company does not expect that the adoption of other recent accounting pronouncements or pronouncements from the Public Company Accounting Oversight Board ("PCAOB") to have any material impact on its financial statements. Reclassifications Certain amounts in 2003 have been reclassified and represented to conform to the current financial statement presentation.

NOTE   3 - Financial Condition and Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $64,356 (from operations) for the period ended December 31, 2004 and has negative working capital of $417,282. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that NT Holding Corp. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to NT Holding Corp.. If adequate working capital is not available NT Holding Corp. may be required to curtail its operations.

NOTE 4 - Property, Plant and Equipment

Type                                Life/Method                      Cost
----------------------------------- -------------------------------- ----------
Computer equipment                  5 years/ Straight-line           $ 8,176
                                                                     =======

No depreciation was taken for 2004 as the equipment purchased the end of 2004 was not placed into service until 2005.

NOTE 5 - Deposit

The Company, through its subsidiary PNC Labs, Inc., entering into the business of developing, manufacturing and marketing nutraceuticals deposited $15,000 with a company to develop certain products in the diabetics and sports nutrition area.

NOTE 6 - Note Payable-Related Parties

                                                                                 Interest
                                         Collateral             Maturity Date      rate            2004            2003
                                 ---------------------------    ------------    -----------    --------------- ---------------


Related Party                    Unsecured                           Demand         7%         $     200,000   $     200,000

Related Party                    Unsecured                           Demand         0%                 4,000               -

Less: current portion of long-term debt                                                             (204,000)       (200,000)
                                                                                               -------------   -------------
Long-term debt                                                                                 $           0   $           0
                                                                                               =============   =============


Principal repayments for each of the next five years are as follows:

                                                  Amount
                                              ----------------
                      2005                    $       204,000
                                              ===============


NOTE 7 - Shareholder Advances

The Company has shareholder advances totaling $30,600 that bear interest at 0%. The advances are unsecured and are due upon demand.

NOTE 8 - Income Taxes

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company has not filed income tax returns for some years. Management believes there are no significant income tax liabilities owing. No provision was made for income taxes in 2004 and 2003 as a result of the net losses each year.

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

The components of deferred income tax assets (liabilities) at December 31, 2004, were as follows:

                                                                Amount
                                                          ----------------
      Net operating loss carry forward - Benefit          $        90,440
      Valuation allowance - (Deduction)                           (90,440)
                                                          ---------------
      Net deferred tax assets                             $             -
                                                          ===============

At December 31, 2004, NT Holding Corp. has an a net operating loss carry forward for Federal income tax purposes totaling approximately $266,000 which, if not utilized, will expire in the year 2022.

In June 2002 and May 5, 2003, NT Holding Corp. had a change in ownership, which has resulted in a net operating loss carry forward being subject to certain utilization limitations in the future.

NOTE 9 - Commitments and Contingencies

None

NOTE 10- Litigation

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

The Company settled the other judgment it had accrued for the loss on the balance sheet in the amount of $240,000. Therefore, at December 31, 2004 the Company has no accrual for any of the judgments, lawsuits, or contingent liabilities as further disclosed below.

The Company has been sued in connection with its acquisition of Silver Valley Energy (SVE). In addition, in October 2000 the Company received a default judgment against it in the amount of $960,000 plus legal costs and interest. The Company negotiated a non-monetary settlement. As consideration for the default judgment, the Company issued 4,000,000 shares of its common stock and a note in the amount of $200,000 bearing an interest rate of 7% due in one year.

The Company has been sued by the former Chief Executive Officer of BidInvite, Inc. The lawsuit is filed in the Superior Court of the State of Delaware. Sussex County, entitled "David Venables v Unico, Inc. and BidInvite.com, Inc., Case No. 00C-11-015 THG." The case is a claim for unpaid wages and breach of contract. On December 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against the Company and BidInvite a former subsidiary of the Company. The amount of the judgment is $1,360,000. The Company settled this judgment on October 15, 2004 by the issuance of 100,000 shares of its restricted common stock. The Company recorded this as an increase in equity for the accrued liability of $240,000.

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

NOTE 12 - Common Stock

December 31, 2003

Under Form S-8, the Company registered 937,500 shares to be issued for consulting services. The agreements were entered into resulting in 375,000 of these shares being issued with a total expense being recorded of $87,500.

Additionally, under this registration 62,500 shares of the Company's common stock were issued to the Company's attorneys with a total expense being recorded of $25,000.

In addition, 37,500 shares of the Company's common stock were issued for cash consideration of $15,000.

Warrants have been issued to the new officers and directors of the Company, and to the consultants mentioned above. Each warrant is equal to one share of common stock. The aggregate number of stock warrants granted is 500,000 and they must be exercised on or before 5 years, or November 26, 2008.

December 31, 2004

An aggregate of 75,000 shares of the warrants granted above were exercised for the total consideration of $42,500.

On October 14, 2004, 100,000 shares of the Company's restricted common stock were issued for settlement of the David Venebles judgment.

Services were exchanged for common stock during 2004 and 2003 in the amount of 7,404 shares valued at $7,000 and 437,500 shares valued at $112,500, respectively

Re-incorporation/Stock Split/Name Change

The Company re-incorporated its domicile from Delaware to Nevada, increased the authorized common stock from 20,000,000 to 100,000,000, reverse split its common stock on a one for four share basis and changed its name from ABSS, Corp.
to NT
Holding Corp.

Warrants

The Company has the following unexercised warrants at December 31, 2004:

                         Number
                           of          Exercise
                        Warrants       Price
                      ------------- -------------
                         250,000       $ .10
                      ------------- -------------
                         250,000         .10
                      ------------- -------------
                          25,000         .60
                      ------------- -------------
                          25,000         .60
                      ------------- -------------

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures Evaluation of disclosure controls and procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of December 31, 2004 and April 13, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Alan Lew, is President, Chief Financial Officer, Chief Executive Officer and a member of the Board of Directors of NT Corp. Mr. Lew has vast experience and contacts in the Biotechnology industry. He was most recently a Clinical site manager with Pfizer Inc. where part of his responsibilities include monitoring and locating new physicians for investigational trials. Mr. Lew has also worked for Memorial Sloan-Kettering Hospital in New York City and Acorda Therapeutics.

Andre Todd is the Secretary and a member of the Board of Director of NT Holding Corp. Mr. Todd experience includes capital markets, technical analysis and operations for trading departments. Mr. Todd is a VP of Goldman Associates, a research entity providing technical analysis and testing models for day traders. He had also been employed at Bear Stearns. Mr. Todd holds a Bachelors degree from Oregon State University, where he was a linebacker on the Varsity football team.

Aaron Etra, BA, JD, LLM is a member of the Board of Director of NT Holding Corp. Mr. Etra is an attorney and counselor at law specializing in commercial, corporate, tax and personal law. Mr. Etra has an extensive background in real estate and is President of Investors & Developers Associates, Inc., which develops commercial, residential and industrial properties in the US. Mr. Etra's extensive professional and community memberships includes: NY City Bar Association, Real Estate Board of New York. U.N Representative for the Mexican Academy of International Law, as well as several other various professional and charitable organizations. Mr. Etra holds a Bachelors of Arts Degree majoring in Political Science and Economics from Yale University, an LLM from New York University, and a Juris Doctor from Columbia University.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act

We have not filed a Form 5 for the year ending December 31, 2004.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10. Executive Compensation

None of the Company's officers or directors received any salary in 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 13, 2005, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

The following table sets forth information regarding the beneficial ownership of the outstanding shares of Common Stock by persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, by each director and officer, by nominees for directors of the Company, and by all directors and executive officers of the Company as a group:

NAMES AND ADDRESS OF
DIRECTORS, OFFICERS, AND                NUMBER OF             PERCENT
5% SHAREHOLDERS                         SHARES OWNED          OF CLASS

Alan Lew                               1,087,511                 35%

Aaron Etra(*)                             12,500                  **

Andre Todd(*)                             12,500                  **

Communications Holding Corp. (*)       1,000,000                 33%

* Mr. Etra and Mr. Todd are Directors of Communications Holding Corp. which owns 1,000,000 shares of the Company's common stock.

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

The operations of the Company are currently being funded by its majority shareholder. Subject to a tentative agreement with a third party interested in acquiring the majority interest in the Company, the major shareholder has agreed to settle all monies owed by the Company to its majority shareholder.

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

3.   Exhibits:

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification of Chief Executive Officer and Chief Financial Officer

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2004 we were billed $5,800 and for December 31, 2003 we were billed $6,500 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For our fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                 NT HOLDING CORP.

                                                 By: /s/  Alan Lew
                                                 ------------------------
                                                     Alan Lew
                                                     President, CEO, CFO
                                                     and Director

Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                        DATE

/s/ Alan Lew                President, CEO, CFO and      April 14, 2005
    ------------------      Director
    Alan Lew