Form 10QSB
period 2005-03-31
NT HOLDING CORP.
filed 2005-05-09
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file no. 000-15303

NT HOLDING CORP.

(Formerly ABSS, Corp.)

(Name of Small Business Issuer in its Charter)

Nevada (Reincorporated)	73-1215433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

385 Freeport, #1, Sparks, NV      89431

(Address of Principal Executive Offices) (Zip Code)

(917)981-4569

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 6, 2005, 3,086,665 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

NT HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

As used herein, the term “Company” refers to NT Holding Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2005and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003.   In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$2,477	$85
Total Current Assets	2,477	85

PROPERTY, PLANT AND EQUIPMENT:
Equipment, net of accumulated depreciation of $681 at March 31, 2005	7,495	8,176

OTHER ASSETS:
Deposit	15,000	15,000

TOTAL ASSETS	$ 24,972	$ 23,261

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable - related parties	$ 224,000	$ 204,000
Accounts payable and accrued expenses	188,285	182,767
Shareholder advances	30,600	30,600
Total Current Liabilities	442,885	417,367

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized; $.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized;
3,086,665 shares issued and outstanding
at March 31, 2005 and 2004, respectively	3,087	3,087
Additional paid-in capital	8,810,771	8,810,771
Accumulated (deficit)	(9,231,771)	(9,207,964)
Total Stockholders' Equity (Deficiency)	(417,913)	(394,106)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 24,972	$ 23,261

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -

OPERATING EXPENSES:
Depreciation and amortization	681	-
General and administrative expenses	18,952	6,580

TOTAL OPERATING EXPENSES	19,633	6,580

(LOSS) FROM OPERATIONS	(19,633)	(6,580)

OTHER INCOME (EXPENSE)
Interest expense	(4,178)	(3,500)
Interest income	4	6

NET OTHER INCOME (EXPENSE)	(4,174)	(3,494)

NET INCOME (LOSS)	$ (23,807)	$ (10,074)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	3,086,665	2,905,580

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (23,807)	$ (10,074)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	681	-
Cancellation of debt	-	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,518	(919)

Net cash used in operating activities	(17,608)	(10,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	20,000	-
Issuance of common stock	-	3,000
Increase in amounts due to shareholder	-	200

Net cash provided by financing activities	20,000	3,200

Net Increase (decrease) in Cash	2,392	(7,793)

CASH AT BEGINNING PERIOD	85	9,417

CASH AT END OF PERIOD	$ 2,477	$ 1,624

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -

Cash paid for income taxes	$ -	$ -

NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three month periods ended March 31, 2005 and 2004, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries, Money Buckets, Inc. and PNC Labs. No activity has occurred in the subsidiaries, except a letter of intent and a $15,000 deposit for future product development in the health industry by PNC Labs. All inter-company balances and transactions have been eliminated.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY

During the three months ended March 31, 2005, the Company’s working capital decreased. This was due to operating losses incurred during this quarter. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

On or about August 7, 2004, our subsidiary, PNC Labs, entered into a letter of intent to purchase Nutrlife, a nutraceutical company and the Company placed $15,000 into escrow as a deposit for such company. On August 23, 2004, after conducting due diligence, there was a mutual agreement by the parties not to enter into a definitive agreement and the deposit was converted into a product development fee.

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

On or about September 13, 2004, PNC LABS, INC. entered into a sales and distribution agreement with Preventive Nutrient, Inc. (“Preventive”) to distribute its products which stimulate healthy glucose metabolism. Its two products, Cylo-Z and Pro-Z, are a supplements targeting diabetics. PNC is currently evaluating private label opportunities for these products as well.

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

If the Company is successful in acquiring the operations and capital sought, we expect that these operations would provide the revenues and cash flows the Company is seeking to continue in existence.

ITEM 3.      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

The former Chief Executive Officer of BidInvite, Inc has sued the Company. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled “David Venables v Unico, Inc. and BidInvite.com, Inc., Case No OOC-11-015 THG.” The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico,Inc. and BidInvite. The amount of the judgment is $1,360,000. Harquest, a corporation owned by Allen NG purchased all rights to the judgment from Mr. Venables and Mr. Ng then acquired the rights to the judgment from Harquest. Based on the Company’s limited operations and cash flow, Mr. Ng agreed to accept the Company’s offer of one hundred thousand shares of restricted common stock in order to settle the judgment. On October 15, 2004, the Company entered into a Settlement Agreement and Release with Allen Ng whereby it issued 100,000 shares of restricted common stock to Mr. Ng in full satisfaction of the judgment.

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

Management estimates that the costs to settle these remaining judgments and lawsuits for the Company should be minimal. Accordingly, no accrual for litigation and judgments is recognized in the Company’s financial statements at March 31, 2005.

Item 2.	Change of Securities

No shares were issued in the first quarter of 2005.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other information.

None.

Item 6.	Exhibits and reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

NT Holding Corp.

Registrant

/s/ Alan Lew

Alan Lew

CEO, CFO and Director