Form 10QSB
period 2005-06-30
NT HOLDING CORP.
filed 2005-08-15
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-15303

NT HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada(Reincorporated)	73-1215433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

385 Freeport, #1, Sparks, NV	89431
(Address of principal executive offices)	(Zip Code)

(917) 981-4569

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2005, 3,086,665 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

NT HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term “Company” refers to NT Holding Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$1,400	$85
Total Current Assets	1,400	85

PROPERTY, PLANT AND EQUIPMENT:
Equipment, net of accumulated depreciation of $1,363 at June 30, 2005	6,813	8,176

OTHER ASSETS:
Deposit	15,000	15,000

TOTAL ASSETS	$23,213	$23,261

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable - related parties	$224,000	$204,000
Accounts payable and accrued expenses	202,804	182,767
Shareholder advances	30,600	30,600
Total Current Liabilities	457,404	417,367

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized; $.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized;
3,086,665 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	3,087	3,087
Additional paid-in capital	8,810,771	8,810,771
Accumulated (deficit)	(9,248,049)	(9,207,964)
Total Stockholders' Equity (Deficiency)	(434,191)	(394,106)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$23,213	$23,261

The accompanying notes are an integral part of these financial statements

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Depreciation and amortization	1,363	-	682	-
General and administrative expenses	30,480	15,350	11,528	8,770

TOTAL OPERATING EXPENSES	31,843	15,350	12,210	8,770

(LOSS) FROM OPERATIONS	(31,843)	(15,350)	(12,210)	(8,770)

OTHER INCOME (EXPENSE)
Interest expense	(8,248)	(7,000)	(4,070)	(3,500)
Interest income	6	7	2	1

NET OTHER INCOME (EXPENSE)	(8,242)	(6,993)	(4,068)	(3,499)

NET INCOME (LOSS)	$(40,085)	$(22,343)	$(16,278)	$(12,269)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	3,086,665	2,908,890	3,086,665	2,912,201

The accompanying notes are an integral part of these financial statements

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,085)	$(22,343)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,363	-
Cancellation of debt	-	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	20,037	10,820

Net cash used in operating activities	(18,685)	(11,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	20,000	-
Issuance of common stock	-	5,000
Increase in amounts due to shareholder	-	200

Net cash provided by financing activities	20,000	5,200

Net Increase (decrease) in Cash	1,315	(6,323)

CASH AT BEGINNING PERIOD	85	9,417

CASH AT END OF PERIOD	$1,400	$3,094

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at June 30, 2005 and for the three month periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three month periods ended June 30, 2005 and 2004,are not necessarily indicative of the results which can be expected for the entire year.

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
of Operations

LIQUIDITY

During the three months ended June 30, 2005, the Company’s working capital decreased. This was due to operating losses incurred during this quarter. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

Until the capital is obtained to enter into its planned operations discussedabove, the Company will need additional capital.

In May 2004, the Company formed a new subsidiary, PNC LABS, Inc. to enter into the Nutraceutical arena. PNC LABS, INC., is a nutritional supplements company serving the preventive and alternative healthcare segments, and looking to expand through an acquisition with organic growth strategy. The Company is selectively evaluating niche companies in order to provide quality nutraceuticals to consumers. The Company further plans to be fully integrated in manufacturing, distribution and marketing. PNC LABS is targeting companies with less than $5 million in annual sales.

On or about August 7, 2004, the Company’s subsidiary, PNC Labs, entered into a letter of intent to purchase Nutrlife, a nutraceutical company and the Company placed $15,000 into escrow as a deposit for such company. On August 23, 2004, after conducting due diligence, there was a mutual agreement by the parties not to enter into a definitive agreement and the deposit was converted into a product development fee. The Company has decided to use the $15,000 for the development of 5 nutraceutical products. Those products categories were: weight loss, glucoses table, pro-gain (high calorie for athletes), a greens in a tube formula (a concentrated formula for taking vegetables in one day all in a tube), and a energy replacement drink. The products are currently being tested for its shelf life. When the Company’s formulator feels comfortable for deployment of the final product(s), packaging and design will be finalized. A combination of internet sales and traditional sales to various accounts including but not limited to: health clubs, health food stores, vitamin shops, etc.

On or about September 13, 2004, PNC LABS, INC. entered into a sales and distribution agreement with Preventive Nutrient, Inc. (“Preventive”) to distribute its products which stimulate healthy glucose metabolism. Its two products, Cylo-Z and Pro-Z, are a supplements targeting diabetics. PNC is currently evaluating private label opportunities for these products as well.

Diabetes is a loose term that defines anyone who has a condition where they are unable to process glucose correctly, either from lack of enough insulin, or the inability for the body to use the stored glucose. The number of diabetic patients in the United State is estimated to reach 30 million by the year of2005. More than 33 % of the US populations older than age 60 are diabetic. Morethan 67 % of US populations are either overweight or obese. According to the recent publication by Center for Disease Control, the incidence of diabetes increased about 50% and lifetime risk of developing diabetes for individuals born in 2000 are 32.8% for males and 38.5 % for females. Currently, about 1million Americans are type 1 (juvenile diabetes) and 17 millions are type 2diabetes (adult onset diabetes)(2). Advancing healthcare seeks a substantial increase in the longevity of people, and along with it, concerns about the quality of life. Diabetes as well as other health issues will only increase with time. Insulin and oral agents have blood glucose lowering effects. Insulin is necessary for patients with juvenile diabetes or severe adult onset diabetes. Eventually, those diabetic patients develop blindness, kidney failure, and amputation. In the U.S. alone, medical expenses from diabetes complications are over $100 billion annually. Thus, medical expenses from diabetes treatment lead all other medical bills.

Through PNC Labs, the Company expects to be able to acquire or distribute several more product linesthat can be sold through its own sales channels or future marketing, distribution and sales joint ventures/partnerships.

The Company has also identified several opportunities outside of the nutraceutical field in which we feel a business combination would be advantageous to the Company. Although no definitive agreements have been signed as of the filing of this document, we feel confident that another business combination will transpire in 2005.

If the Company is successful in acquiring the operations and capital sought, we expect that these operations would provide the revenues and cash flows the Company is seeking to continue in existence.

Critical Accounting Policies

NT Holdings’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, NT Holdings’ views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on NT Holdings’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

The former Chief Executive Officer of BidInvite, Inc has sued the Company. The lawsuit is filed in the Superior Court of the State of Delaware, Sussex County, entitled “David Venables v Unico, Inc. and BidInvite.com, Inc., Case No OOC-11-015 THG.” The case is a claim for unpaid wages and breach of contract. On December 12, 2000 Venables obtained a judgment by default (for failure to respond to the Complaint) against Unico,Inc. and BidInvite. The amount of the judgment is $1,360,000. Harquest, a corporation owned by Allen NG purchased all rights to the judgment from Mr. Venables and Mr. Ng then acquired the rights to the judgment from

Harquest. Based on the Company’s limited operations and cashflow, Mr. Ng agreed to accept the Company’s offer of one hundred thousand shares of restricted common stock in order to settle the judgment. On October 15, 2004, the Company entered into a Settlement Agreement and Release with Allen Ng whereby it agreed to issue 100,000 shares of restricted common stock to Mr. Ng in full satisfaction of the judgment.

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

Management estimates that the costs to settle these remaining judgments and lawsuits for the Company should be minimal. Accordingly, no accrual for litigation and judgments is recognized in the Company’s financial statements at June 30, 2005.

Item 2. Change of Securities

No shares were issued in the second quarter of 2005.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other information.

None.

Item 6. Exhibits and reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

NT Holding Corp.

Registrant

/s/	Alan Lew
Alan Lew
CEO, CFO and Director