Form 10QSB
period 2005-09-30
NT HOLDING CORP.
filed 2005-11-21
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

As of October 31, 2005, 3,836,665 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes( ) No (X)

NT HOLDING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein, the term “Company” refers to NT Holding Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$-	$85
Total Current Assets	-	85

PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $0 at December 31, 2004	-	8,176

OTHER ASSETS:
Deposit	-	15,000

TOTAL ASSETS	$-	$23,261

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable - related parties	$-	$204,000
Accounts payable and accrued expenses	-	182,767
Shareholder advances	-	30,600
Total Current Liabilities	-	417,367

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized; $.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized;
3,836,665 and 3,086,665 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	3,837	3,087
Additional paid-in capital	9,081,021	8,810,771
Accumulated (deficit)	(9,084,858)	(9,207,964)
Total Stockholders' Equity (Deficiency)	-	(394,106)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$23,261

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Depreciation and amortization	1,703	-	340	-
General and administrative expenses	34,960	34,442	4,480	19,092

TOTAL OPERATING EXPENSES	36,663	34,442	4,820	19,092

(LOSS) FROM OPERATIONS	(36,663)	(34,442)	(4,820)	(19,092)

OTHER INCOME (EXPENSE)
Gain from liquidation of assets and liabilities	170,046	-	170,046	-
Interest expense	(10,283)	(10,500)	(2,035)	(3,500)
Interest income	6	11	-	4

NET OTHER INCOME (EXPENSE)	159,769	(10,489)	168,011	(3,496)

NET INCOME (LOSS)	$123,106	$(44,931)	$163,191	$(22,588)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.04	$(0.02)	$0.05	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	3,212,635	2,914,179	3,461,261	2,924,641

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$123,106	$(44,931)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,703	-
Gain on liquidation of assets and liabilities	(170,046)	-
Changes in assets and liabilities:
(Increase) in deposits	-	(15,000)
Increase in accounts payable and accrued expenses	10,152	24,589

Net cash used in operating activities	(35,085)	(35,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable-Related party	20,000	17,000
Increase in contributed capital	15,000	22,500
Increase in amounts due to shareholder	-	(5,800)

Net cash provided by financing activities	35,000	33,700

Net Increase (decrease) in cash	(85)	(1,642)

CASH AT BEGINNING PERIOD	85	9,417

CASH AT END OF PERIOD	$-	$7,775

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Offset of debt for warrants exercised	$80,000	$-

Common stock issued for liquidation of liabilities	$176,000	$-

NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at September 30, 2005 and for the three month periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the three month periods ended September 30, 2005 and 2004,are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary, Money Buckets, Inc. No activity has occurred in the subsidiary. All inter-company balances and transactions have been eliminated.

NOTE 3 – SPIN-OFF OF SUBSIDIARY AND NET LIABILITIES

The Company, in anticipation of the plan of Merger and Reorganization with Newfair, transferred all of its assets and liabilities to PNC Labs. The consideration for the transfer of the net liabilities to PNC Labs was the issuance of 200,000 shares of the Company’s common stock. The net liabilities of the Company transferred were $346,046. The 200,000 shares of common stock issued were valued at $.88 per share, or $176,000 of equity consideration was given, and the remaining net liability transferred was recognized as other income in the amount of $170,046.

The Company has a contingent liability of $150,000 to PNC Labs if it successfully raises at least $150,000 through its proposed Merger and Reorganization, and related fundraising activities, with Tagalder C3 Holdings, Inc. by November 1, 2006.

NOTE 4 – STOCK WARRANTS EXERCISED

During the three months ending September 30, 2005, all of the stock warrants were exercised by issuing 550,000 shares of common stock in exchange for reducing a note payable by $80,000.

NOTE 5 – MERGER AND REORGANIZATION WITH “NEWFAIR” AND SUBSEQUENT RESCISSION

As discussed at greater length in Item 2, Management’s Discussion and Analysis, on August 15, 2005, the Company issued 21,614,000 share of common stock and acquired all of the issued and outstanding common stock of Newfair Associates Limited, a British Virgin Islands corporation. On October 28, 2005 the agreement of acquisition was rescinded and the shares of common stock issued were cancelled and the control of the Company reverted to the Registrant’s shareholders prior to August 15, 2005.

These financial statements do not reflect these transactions of acquisition and rescission. Instead, it recognizes all of this activity as if the acquisition and rescission occurred in the same quarter, with the net result being as if they did not occur at all.

NOTE 6 – SUBSEQUENT EVENT

On November 1, 2005, pursuant to the terms of an Agreement for Share Exchange (the “Tagalder Share Exchange Agreement”) entered into by and among the Company, Alan Lew, Tagalder C3 Holdings Inc., a British Virgin Islands corporation (“Tagalder”), and the Shareholders of Tagalder (collectively the “Shareholders”), the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of the common stock of the Company (the “Tagalder Newfair Exchange Shares”). Following the issuance of the Newfair Exchange Shares, NT has a total of 23,782,665 shares of common stock issued and outstanding. Additional consideration of $150,000 shall be paid to PNC upon the earlier to occur of (a) the Company successfully raising at least $150,000 from third party investors, or (b) November 1, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results
of Operations

LIQUIDITY

During the three months ended September 30, 2005, the Company’s working capital increased. This was due to the recapitalization of the parent company through the spin-off of its wholly-owned subsidiary, PNC Labs. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

The Company, prior to the intended Plan of Merger and Reorganization, had the remaining outstanding warrants exercised. For the issuance of the 550,000 shares of common stock for the warrants, the Company offset the proceeds of $80,000 against a note payable. This was prior to the assumption of the note by PNC Labs in the spin-off of the subsidiary.

The Company anticipates to raise additional funds needed for its proposed acquisition of Tagalder and its future operations through this acquisition.

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

In August 2005, the Company received $15,000 from NewFair as a deposit toward $130,000 in its agreement to merge with NT Holding Corp. On October 28, 2005, the merger agreement was rescinded, but the $15,000 deposit was non-refundable.

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

On August 15, 2005, pursuant to the terms of an Agreement for Share Exchange (the “NewFair Share Exchange Agreement”) dated by and among the Company, Alan Lew, an individual (“Alan Lew”), Newfair Associates Limited, a British Virgin Islands corporation (“Newfair”), and the Shareholders of Newfair (collectively the “Shareholders”), the Company acquired all of the issued and outstanding common stock of Newfair from the Shareholders in exchange for a total of 21,614,000 shares of common stock of the Company(the “Newfair Exchange Shares”). Following the issuance of the Newfair Exchange Shares, the Company had a total of 24,667,665 shares of common stock issued and outstanding.

Immediately after closing of the transaction, the Company transferred all of its ownership interest in its wholly-owned subsidiary, PNC Labs, Inc. (“PNC”) to Alan Lew in exchange for Alan Lew assuming all of the assets and liabilities of PNC. As additional consideration, the Company issued 200,000 shares of common stock to Alan Lew (who immediately transferred it to PNC).

On October 28, 2005, the Company entered into a Rescission Agreement (the “Rescission Agreement”) pertaining to the NewFair Share Exchange Agreement dated August 15, 2005 principally between the Company and NewFair Associates Limited (“NewFair”). The effect of the Rescission Agreement is to rescind the transactions set forth in the NewFair Share Exchange Agreement.

As a result of the cancellation of shares pursuant to the terms of the Rescission Agreement, the historical shareholders of NewFair will no longer have effective control of the Company and control has reverted to the Registrant’s shareholders prior to August 15, 2005.

On November 1, 2005, pursuant to the terms of an Agreement for Share Exchange (the “Tagalder Share Exchange Agreement”) entered into by and among the Company, Alan Lew, Tagalder C3 Holdings Inc., a British Virgin Islands corporation (“Tagalder”), and the Shareholders of Tagalder (collectively the “Shareholders”), the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of the common stock of the Company (the “Tagalder Newfair Exchange Shares”). Following the issuance of the Newfair Exchange Shares, NT has a total of 23,782,665 shares of common stock issued and outstanding. Additional consideration of $150,000 shall be paid to PNC upon the earlier to occur of (a) the Company successfully raising at least $150,000 from third party investors, or (b) November 1, 2006.

The Company expects to raise the required capital to enter into the business activities anticipated through the Tagalder C3 Holdings Plan of Merger and Reorganization.

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

Management estimates that the costs to settle these remaining judgments and lawsuits for the Company should be minimal. Accordingly, no accrual for litigation and judgments is recognized in the Company’s financial statements at September 30, 2005.

On August 23, 2005, the Company transferred all of its ownership interest in its wholly-owned subsidiary, PNC Labs, Inc. (“PNC”) to Alan Lew in exchange for Alan Lew assuming all of the assets and liabilities of PNC. As additional consideration, the Company issued 200,000 shares of common stock to Alan Lew (who immediately transferred it to PNC). Also, the Company agreed to pay a total of $130,000 to Alan Lew, which was also transferred to PNC, of which $15,000 has already been paid. The remaining $115,000 shall be paid upon the earlier to occur of (i) The Company raising sufficient funds from third party investors such that all debts and obligations of PNC have been extinguished, or (ii) February 15, 2007.

Item 2. Change of Securities

On August 15, 2005, pursuant to the NewFair Share Exchange Agreement, the Company issued a total of 21,614,000 shares of common stock under Section 4(2) of the Securities Act of 1933, as amended, and appropriate legends were affixed to the share certificates and other instruments issued in such transaction as the consideration of the share exchange.

Immediately after closing of the transaction, the Company issued 200,000 shares of common stock to Alan Lew (who immediately transferred it to PNC) as consideration for disposal of PNC to Alan Lew. Such issuance was effectuated under Section 4(2) of the Securities Act of 1933, as amended, and an appropriate legend was affixed to the share certificate and other instruments issued in such transaction.

On October 28, 2005, the Company entered into the Rescission Agreement pertaining to the NewFair Share Exchange Agreement dated August 15, 2005 with NewFair. As a result, the Company cancelled 21,614,000 shares of Newfair Exchange Shares issued during the transaction.

The Company entered into the Tagalder Share Exchange Agreement on November 1, 2005 and effective on the same date, the Company issued 19,946,000 shares of common stock, in the aggregate, to the Shareholders pursuant to the terms of the Tagalder Share Exchange Agreement. Such issuances were effected under Section 4(2) of the Securities Act of 1933, as amended, and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

Certain warrant holders exercised their warrants for 550,000 shares of the Company’s common stock for the cancellation of $80,000 against a note payable.

As mentioned above, under the spin-off of PNC Labs, the Company issued 200,000 shares of its common stock for the assumption of net liabilities. This issuance of common stock was valued at $0.88 per share, or $176,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other information.

APPOINTMENT AND RESIGNATION OF DIRECTOR AND OFFICERS

Subsequent to the NewFair Share Exchange Agreement on August 15, 2005, effective August 30, 2005, Mr. Alan Lew resigned as Chief Executive Officer, President, Chief Financial Officer and any other capacity as an officer of the Company. Mr. Andre Todd resigned as a Director and Secretary of the Company, and Mr. Aaron Etra resigned as a Director of the Company.

Effective upon Mr. Andre Todd’s and Mr. Aaron Etra’s resignations, the Board of Directors appointed Mr. Ivan Wong as director, President, Chief Financial Officer and Secretary of the Company and Mr. Yue Wei as Chief Executive Officer of the Company. On September 9, 2005, Mr. Wei was appointed as a member of the board of directors of the Company.

Mr. Wong is one of the founders of New Life Pharmaceutical Company Limited (“New Life”) and was appointed as Executive Director and Chief Financial Officer of New Life in 2003. Prior joining New Life, Mr. Wong had held a number of positions namely director, chief financial officer or company secretary in a number of listed companies in Hong Kong. Mr. Wong had extensive experience in accounting, corporate finance, investor relations and mergers and acquisitions. Mr. Wong graduated from Hong Kong Polytechnic in 1989.Mr. Wei was appointed as Executive Director and Chief Executive Officer of New Life in 2005. Prior to joining New Life, Mr. Wei was the General Manager of a subsidiary of Hayao Holdings Limited, a company listed on the Shanghai Exchange as A Shares. Mr. Wei graduated from University of Harbin in 1992 with a Bachelor of Arts degree in foreign languages.

Subsequent to the Rescission Agreement on October 28, 2005, Mr. Wei resigned as director and Chief Executive Officer of the Company and Mr. Wong resigned as directors, President, Secretary and Chief Financial Officer on the same day. Neither Mr. Wei nor Mr. Wong had any disagreements with the Company.

On November 1, 2005, the Company completed the Tagalder Share Exchange Agreement and effective November 4, 2005, Mr. Chun Ka Tsun, age 32, was appointed as a member of the board of directors of the Company.

For the past 13 years Mr. Chun had been self employed as business management consultant. He had experience in corporate finance transactions, mergers and acquisitions, project financing, direct investments, company restructuring and capital fund raising activities.

CHANGE IN COMPANY’S AUDITOR

On October 12, 2005, the Board of Directors of the Company appointed Clancy & Co., P.L.L.C., Certified Public Accountants and Consultants to take over the audit responsibilities from, Madsen & Associates CPA’s, Inc.; and Madsen & Associates CPA’s, Inc. was dismissed on that same date.

During Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of Clancy & Co., Certified Public Accountants and Consultants, Company (or someone on its behalf) has not consulted with, Clancy & Co., Certified Public Accountants and Consultants, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

During Company’s two most recent fiscal years and the subsequent interim period through the date of dismissal, Company has not had any disagreements with its former accountant, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants’ satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

During the Company’s two most recent fiscal years, Company had no recurring revenues from existing operations with losses from prior operations, a working capital deficit and an accumulated deficit that raised and resulted in the former accountants qualifying their opinion to indicate that this raised substantial doubt about Company’s ability to continue as a going concern. Company’s plans as to these matters were described in Note 1 to the financial statements and the consolidated financial statements did not include any adjustments that might result from the outcome of said uncertainty. The reports of the Company’s former accountants relating to such periods do not include any adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope, or accounting principles.

The Company provided Madsen & Associates, CPA’s, Inc. with a copy of this disclosure and requested that Madsen & Associates CPA’s, Inc. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements.

On November 7, 2005, Madsen was reengaged to take over the audit responsibilities from Clancy and Co., P.L.L.C., Certified Public Accountants and Consultants (“Clancy”) and Clancy was dismissed on that same date.

No audit reports have ever been issued by Clancy during the period they served as the Company’s independent auditor, as Clancy served as the Company’s auditor for less than thirty days. Clancy had been appointed on October 12, 2005 as the Company’s independent auditor in connection with a proposed merger on August 15, 2005 with Newfair Associates Limited that was rescinded on October 28, 2005. As a result of the rescinded merger, the Company’s Board of Directors approved the change of accountants to Madsen, who had been the Company’s preceding auditor prior to the change to Clancy.

Item 6. Exhibits and reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K:

August 19, 2005 regarding the NewFair transaction.

August 29, 2005 regarding the assigning of liabilities.

August 31, 2005 regarding a change in the Company’s officers and directors. September 13, 2005 regarding a change in the Company’s officers and directors.

September 16, 2005 regarding the NewFair transaction.

October 14, 2005 regarding a change in the Company’s independent auditors.

November 1, 2005 regarding the rescission of the NewFair transaction.

November 4, 2005 regarding the Tegalder transaction.

November 14, 2005 regarding a change in the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2005.

NT Holding Corp.

Registrant

/s/	Chun Ka Tsun
Chun Ka Tsun
Chief Executive Officer and Director