Form 10KSB
period 2005-12-31
NT HOLDING CORP.
filed 2006-04-03
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-KSB
      (MARK ONE)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2005

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. ______
                                NT HOLDING CORP.

                 (Name of Small Business Issuer in Its Charter)

NEVADA                                                               65-1129912
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              8TH FLOOR, NO. 211 JOHNSTON ROAD, WANCHAI, HONG KONG
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  852-2836-6202
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:       NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE.

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes |X| No |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
         Yes |X|           No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenues for the fiscal year ended December 31, 2005 were $0.

      The aggregate market value of the registrant's common stock held by non-affiliates as of March 30, 2006 was $16,586,073

      State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities     Number of Shares Outstanding as of
                                               December 31, 2005
----------------------------------------     -----------------------------------
Common Stock, $0.001 par value               25,839,203

      Documents incorporated by reference: None.
      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

TABLE OF CONTENTS

PART I

Item 1.     Description of Business

Item 2.     Description of Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

Item 8A.    Controls and Procedures

PART III

Item 9.     Directors and Executive Officers of the Registrant

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits

Item 14.    Principal Accountant Fees and Services

      This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business", and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

      Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For the purpose of this annual report, the financial statements are translated into US dollars from RMB at an exchange rate of 8.07 RMB to one U.S. Dollar for assets and liabilities, and weighted average exchange rates (8.19:1) for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS

Summary

      NT Holding Corp., (the "Company", "we", "our", "us" or "NTHH") through its subsidiaries, invests in and operates companies in China that engage in the energy and natural resources businesses. Our headquarters are in Hong Kong. However, we will not restrict our search to energy and natural resources businesses in any particular geographic location. We have invested in and currently operate two subsidiaries in China: Fujia Coking and Chemical Company Limited ("FJCC"), a company that owns the drilling rights of a coke mine property; and American - Asia Metallurgical Industry Limited ("AAMI"), a company that owns coking coal refinery and production facilities.

History and Recent Developments

      We were incorporated on April 11, 1984 under the laws of the State of Delaware as CMS Advertising. On September 25, 1989 we changed our name to Unico, Inc., and on April 25, 2002, we again changed our name to ABSS, Corp.

      On August 15, 2005, pursuant to the terms of an Agreement for Share Exchange (the "NewFair Share Exchange Agreement") dated by and among the Company, Alan Lew, an individual ("Alan Lew"), Newfair Associates Limited, a British Virgin Islands corporation ("Newfair"), and the Shareholders of Newfair (collectively the "Shareholders"), we acquired all of the issued and outstanding common stock of Newfair from the Shareholders in exchange for a total of 21,614,000 shares of common stock of the Company (the "Newfair Exchange Shares"). Following the issuance of the Newfair Exchange Shares, we had a total of 24,667,665 shares of common stock issued and outstanding.

      Immediately after closing of the transaction, we transferred all of NewFair's ownership interest in its wholly-owned subsidiary, PNC Labs, Inc. ("PNC") to Alan Lew in exchange for Alan Lew assuming all of the assets and liabilities of PNC. As additional consideration, we issued 200,000 shares of common stock to Alan Lew (who immediately transferred it to PNC).

      On October 28, 2005, we entered into a Rescission Agreement (the "Rescission Agreement") pertaining to the NewFair Share Exchange Agreement The effect of the Rescission Agreement was to rescind the transactions set forth in the NewFair Share Exchange Agreement. As a result of the cancellation of shares pursuant to the terms of the Rescission Agreement, the historical shareholders of NewFair no longer had effective control of the Company and control reverted to the our shareholders prior to August 15, 2005.

      On November 1, 2005, pursuant to the terms of an Agreement for Share Exchange (the "Tagalder Share Exchange Agreement") entered into by and among the Company, Alan Lew, Tagalder C3 Holdings Inc., a British Virgin Islands corporation ("Tagalder"), and the Shareholders of Tagalder (collectively the "Shareholders"), the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of our common stock (the "Tagalder Exchange Shares"). Following the issuance of the Tagalder Exchange Shares, we had a total of 23,782,665 shares of common stock issued and outstanding. Pursuant to the terms of the Tagalder Share Exchange Agreement, additional consideration of $150,000 shall be paid to PNC upon the earlier to occur of (a) successfully raising at least $150,000 from third party investors, or (b) November 1, 2006.

      On March 12, 2006, we entered into a material definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai"), finalizing a joint venture agreement wherein the Company and Jinhai will form a Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). We will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI. We will be responsible for investing US $2,000,000 into AAMI on or before the date that is one year after the incorporation of AAMI (the "Anniversary Date"). In the event that we fail to deliver all or part of this funding obligation, we will be obligated to issue such number of shares of our common stock to Jinhai as equal in value to the amount of such deficiency. The value attributed to any such shares issued will be equal to the closing market price of our common stock on the Anniversary Date. Jinhai will contribute all of its operations into AAMI and AAMI will have the equipment and other resources to continue the operations of the Company as a coal refinery and coking coal producer.

Business Overview

      As of December 31, 2005, through our wholly owned subsidiary Tagalder, we own 100% of Hopeful Asia Limited, which in turn owns 75% of Fujia Coking and Chemical Company Limited, a wholly owned foreign enterprise (WOFE) incorporated in China ("FJCC"), that owns the drilling rights of a coke mine property called Yong'an Coal Mine, located in Xixinzhuang Town of Xiaoyi City, Shanxi Province, China.

      FJCC was established on March 23, 2005 by three shareholders: 1) Hopeful Asia Limited, a coke trading company with five years of operations; 2) Shanxi Datong Tongjia Iron & Steel Co., Ltd, a state-owned enterprise founded in 1958 and 3) Xiaoyi Jinyan Coke Making Co., Ltd, a Chinese company founded in 1985 and specialized in coke making and chemical businesses. The respective ownership interests of each founder were:

      o     Hong Kong Hopeful (Asia) Ltd 75%
      o     Shanxi Datong Tongjia Iron & Steel Co., Ltd 15%
      o     Xiaoyi Jinyan Electrical Power, Coal & Chemical Co., Ltd 10%

      With the rapid development of the Chinese economy, there is a tremendous demand for steel and refined metal. The Chinese metal and steel refining industry sectors have been growing but are hindered by limited sources of coke. The price of coke has increased significantly in recent years, due to the limited supply of coking coal, the raw material for production of coke. The existing coke manufacturing process requires at least 70% of coking coal as raw material. Many coke producers in China must import coking coal from overseas suppliers. In the main coking coal producing areas in Shanxi Province, it is estimated that the reserves in coking coal will be exhausted in the next 20 to 30 years and the reserves are insufficient to meet the demand.

      FJCC is located in Datong, Shanxi Province, a city known for its abundant reserves of coal called "Datong Coal". However, Datong Coal can only be used for burning as an energy source because of its quality and content. It is difficult and uneconomical to use Datong Coal as raw material to extract other valuable chemicals and the economical value of Datong Coal is limited. Since the reserves of Datong Coal in Datong city are tremendous, success in exploring a new way to use Datong Coal to extract coke and other valuable chemical products can add tremendous value to Datong Coal.

      FJCC was established with an aim to make use of Datong Coal resources in Datong City and transform Datong Coal into more valuable chemical products. FJCC has employed a special research institute to conduct the research and development on the coke manufacturing process. Through repeated tests and research, they developed a technology that is patented in China (the "Coking Technology") on using up to 40% of Datong Coal as raw material to manufacture coke while coking coal component is reduced to 20%. Coking Technology can reduce production cost by 19% as compared to the conventional coke manufacturing technique. The Coking Technology is a fully computerized, automatic process, allowing for manpower reductions of up to 30%. ACRE Coking & Refractory Engineering Consulting Corporation MCC, the largest Chinese coking project design company, was contracted to be responsible for the design of the facilities required by the Coking Technology.

      FJCC also owns 20 years of drilling rights to a coke mine property called Yong'an Coal Mine, located in Xixinzhuang Town of Xiaoyi City in Shanxi Province. The Yong'an Coal Mine has rich reserves in coking coal. Upon the implementation of the Coking Technology, we can produce coke as a main product with tar, coal gas, crude benzol, sulfur and ammonium sulfate as well as other products.

      On March 12, 2006, we entered into a material definitive agreement with Jinha, wherein we will form a Sino foreign joint venture company called AAMI in China. The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI. As of the date of this report, the legal procedures required by the Chinese government to establish AAMI in China were still not completed. Therefore, we have not covered AAMI in our discussions on our current business. Instead, discussions on AAMI are covered in ITEM 1 DISCUSSION ON BUSINESS - BUSINESS DEVELOPMENT section.

Coke and Coking Coal Market in China

The Worldwide Market for Coke

      Coke is the main raw material for the metal and steel refining industry and it is expected that there will be no substitute for coke in the next 20 to 30 years. With the increasing demand for steel from infrastructure development and the manufacturing sectors of developed and developing countries, there is an increasing demand for steel. On the other hand, coke production capacity is decreasing gradually. The aging of worldwide coke production facilities, the strengthening of environmental protection regulation in developed countries, and the limited supply of coking coal have limited the production capacity of coke.

The Coke Market in China

      China was the biggest coke producing and coke exporting country in 2004, comprising 49.7% of the world's coke production and 50% of the world's total coke exports. In 2004, China produced and consumed 209 million tons and 197 million tons of coke, respectively. Due to the development of the metal and steel refining industry, coke consumption in China has increased tremendously. It is projected that in 2005 the total coke consumption in China will be over 225 million tons. However, the total coke production in China will decrease gradually due to the aging of production facilities and difficulties in accessing raw material, coking coal. It is predicted that if the trend of reduction in production volume of coke continues, the shortage of coke in China will be about 35 million tons a year by 2010.

Implementation of Production Facilities

      The production facilities will be constructed on the 3,593,830 square feet piece of land that the Company owns in Zhoushizhuang Town of Datong City.

      The whole construction process will be separated into two phases. In Phase One we will establish a coke manufacturing facility with a production capacity of one million tons per annum. The facility shall include the following:

      1.    Office building complex of approximately 162,000 square feet
      2.    Staff and workers accommodations
      3.    Coal handling plant - store and handle the incoming coal

      4. Coke-making plant - entirely new type coke oven under our patented Coking Technology. This is a new type of coke oven that adopts a new type of clean and rapid wet quenching system and also provides a stationary bag-house unit for charging and pushing emission control.
      5. Gas purification plant - consisting of the condensation and exhauster unit, desulfurization unit, ammonium sulfate unit (including coal water stripping unit), final cooler and benzol scrubbing unit, crude benzole distillation unit and tank farm.
      6. Instrument and automation - The detection and regulation unit in the process to carry out centralized monitoring, control and operation of all process plants.
      7. Boiler house, circulating water system, Li-Br refrigerating station, air compressor station 8. Machines & Equipment, which include: a. Transformer - Most of the transformers of our company are step-down transformer to reduce 35KV of external network to 10KV.
                  b. Tamper - It is installed at the fixed railway of the operating room beside the coking coal tower. When the coal charging car enters the coal tower to reclaim the coal, the tamping machine tamps the bulk coal dropped into the coal duct into coal cakes with certain strength to facilitate the coal charging car to send the coal cakes from the side of coke furnace machine into the retort.
                  c. Coke Pusher - It is at the side of coking furnace, consisting of two systems as coal pushing and coal charging. The coke pushing system is used to push the mature coke out of the retort and complete the work as follows: opening and closing of the furnace door on the side of the machine before pushing and after pushing, cleaning of furnace door, furnace frame and furnace table as well as the collection and disposition of residual coke.
                  d.    Coke Guide System
                  e. Furnace Doorframe and Protective Board - It is the protective equipment for the outer body of the furnace. The protective equipment also includes furnace stay, cross bracing, springs and fire door. The function of the furnace doorframe and protective board is to distribute protective pressure onto the furnace body uniformly as well as to guarantee the tightness of the furnace body.
                  f. Quenching Car - It receives the flaming coke pushed out from the retort and sends them to the quench coke tower to achieve quenching by water spraying, then places the coke to the cooling table.
                  g. Coking furnace - It is a production unit for the purpose of heating and dry distillation of the coal in the inner isolated air to enable the unstable components in the coal to volatilize and the rest of components to produce coke.

      The total cost of phase one of the project is estimated to be $5,000,000. We are still in the preliminary planning stages of the complete project and are looking for investment sources of capital, joint venture partners and technology sources for the most efficient use of the minerals to be extracted. There is no defined timing for the completion of phase one

      In Phase Two we will expand our coke manufacturing facility to two million ton per annum. The facility will be the same as Phase One and we will duplicate the capacity to achieve two million ton production per annum. The total cost of phase two of the project is estimated to be $5,000,000 and the timing for completion of phase two is not yet defined.

Our Products

      Upon implementation of our Coking Technology and our commencement into production, our main products will be:

      1. Coke - One of the major components in the production of steel, which is used by steel manufacturing companies
      2. Tar - it is used to produce gasoline and the target users are chemical products manufacturers
      3. Coal gas - it is used to generate electricity and the users are power plants
      4. Crude benzol - it is used to extract chemical solvent and the users are chemical products manufacturers
      5. Sulfur - it is used to manufacture explosives and the users are chemical products producers
      6. Ammonium sulfate - it is used to make chemical fertilizer and the major users are chemical fertilizer producers

Target Markets and Principal Customers

      We will identify and target the prestigious and large companies in Shanxi Province as our target customers upon commencing our operations and completing the construction of our facilities:

      1.    Coke - steel manufacturers including:
            a.    Shanxi Tongjia Iron & Steel Co., Ltd.
            b.    Tangshan Guohua Iron & Steel Co., Ltd.
            c.    Chongqin Iron & Steel Group
            d.    Zhuhai Yueyufeng Iron & Steel Co., Ltd.
            e.    Guangdong Yangjiang Iron & Steel Co., Ltd.
      2.    Tar - automobile and chemical manufacturing companies including:
            a.    China FAW Group Co., Ltd.
            b.    China Changan Automobile Co., Ltd.
      3.    Coal gas - Local power plants
      4.    Crude benzol - Chemical manufacturing companies
            a.    China Shenma Group
      5.    Sulfur - Explosive and chemical products manufacturers
      6.    Ammonium sulfate - Fertilizer manufacturers including:
            a.    Datong Fertilizer Co., Ltd
            b.    Hebei Baoding Chemical Fertilizer Company
            c.    Zhangjiakou Fertilizer Co.,Ltd.

      Our management has confidence that a majority of these potential customers will ultimately become our customers upon the commencement of our operations because most of these companies have prior business relationships with our management, directors and shareholders.

Sales and Marketing

      All of our products are industrial products and we will not rely on distributors or wholesalers to distribute our products. Instead we will market our products directly to our target customers. All our potential customers have prior business relations with our management, directors and shareholders and the management believes no distributors or wholesalers are needed.

      In view of the fact that we market our products directly to target customers without relying on any distribution networks, we intend to establish a direct selling team when we commence operations and complete our construction of our coke manufacturing facilities. We believe that a direct selling team under the Company's management can better serve our customers and provide pre-sales and after-sales services.

Competition

      The competitive environment in China for coke manufacturing is not severe because of the difficulties in accessing raw material and need for huge economy of scale in the production process.

      Local competitors with comparable production scale to ours upon completion of construction of our production facilities include:

      1. Shan Xi Sun Coking co., Ltd
      2. Jin Hui Coal and Chemical Industry Co., Ltd
      3. Tai Yuan Coal Gas Co., Ltd
      4. Shanxi Yunzhong Coking Co,. Ltd
      5. Tangshan Jiahua Co., Ltd

      These named competitors are all adopting traditional coking manufacturing technology that uses coking coal as main raw material and leads to high production cost.

We have the following competitive edges over our competitors:

      1. We adopt our patented Coking Technology and use Datong Coal as the main raw material for production of coke and our production cost is expected to be lower than our competitors.
      2. We are located in Shanxi province where there is an abundant reserve in Datong Coal and we have the competitive advantage of proximity to raw materials. As a result, we have a quality, stable and cheap source of Datong Coal.
      3. We have 20 years of exclusive, guaranteed mine drilling rights on Yong'an Coal Mine. As a result, we have direct access to a guaranteed source of coking coal as raw material at a much cheaper cost than purchasing from outside vendors.
      4. We have confirmed and stable purchase orders from our shareholders to support us to operate in a sizable scale of operations in order to achieve the economy of scale in production to ensure low production cost.

Principal Office

      Our headquarters, office and production facilities are located at Zhoushizhuang Town, Datong City, Shanxi Province, China.

Employees and Organization

Currently we have a total of 12 employees as follows:

Company                           Position                            Number

NTHH                       :      Chief Executive Officer                1
                                  Chief Operations Officer               1
                                  Chief Financial Officer                1
Hopeful Asia               :      General Manager                        1
FJCC                       :      General Manager                        1
                                  Business Manager                       1
                                  Assistant Manager                      1
                                  Chief Engineer                         1
                                  Engineer                               2
                                  Secretary                              1
                                  Driver                                 1
                                                                      ------
                                               TOTAL                    12
                                                                      =======

      The Chief Executive Officer of NTHH, General Manager of Hopeful Asia and General Manager of FJCC received no compensation from us during 2005. We currently have no agreements for compensation of our chief executive, and have no stock option plan or other equity compensation plan for our directors and officers.

Patents and Intellectual Properties

      We have been awarded a national patent for the Coking Technology, which involves using a high proportion of Datong Coal as a coking manufacturing raw material. The technology involved in this patent was developed by six individual inventors in collaboration with the Heat Energy Institute of China. They conducted trial productions at Xiaoyi Jinyan Electric, Coal & Chemical Co., Ltd for six months. On August 11, 2003, the inventors filed an application for the patent with Datong City, Shanxi Provincial Government and State Science and Technology Commission. On July 20, 2005, a national invention patent was officially granted (Patent No.: ZL03133686.8) to six individual inventors. All of the six individual inventors have fully assigned their ownership of the patent to the Company through separate agreements.

      The use of the Coking Technology can lower the cost of manufacturing coke from approximately RMB 745 per ton to RMB 605 per ton, since the Coking Technology enables us to use up to 40% of Datong Coal as raw material.

Government Regulations

There are several sets of rules and regulations in China governing the conduction of coke manufacturing business in China:

1. Regulations on Labor Protection in Workplaces Where Toxic

            This regulation was adopted by the 57th Executive Meeting of the State Council held on April 30, 2002, and went into effect on the same day. This is a regulation to safeguard labor safety in the Shanxi mining business.

            These regulations are formulated in accordance with the provisions of the Law on the Prevention and Control of Occupational Diseases and other relevant laws and administrative regulations for the purposes of ensuring the safe use of toxic substances in workplaces, preventing against, controlling, and eliminating occupational poisoning hazards, and protecting workers' lives safety, body health and their relevant rights and interests.

            These regulations are applicable to labor protection against possible occupational poisoning hazards due to the use of toxic substances in workplaces. All coal and coke producers are required by Chinese government to comply with these regulations.

2. Regulations on the Labor Management of the Foreign-Funded Enterprises

            The regulations are formulated in accordance with State Laws and Administrative Regulations to safeguard the legal rights and interests of the employees of foreign-funded enterprises (FFEs) in China to maintain and develop stable and harmonious relations between the FFEs and the employees.

            The regulations are applicable to Sino-foreign joint equity ventures, Sino-foreign cooperative ventures, wholly owned foreign enterprises, and Sino-foreign limited companies established in accordance with the law of China.

3. Law of the People's Republic of China on Safety in Mines

            It was declared effect on May 1, 1993 to regulate mining safety policies in China.

            This Law is formulated to maintain safety in mines exploitation to prevent accidents and protect the safety of workers and staffs working in the mines.

            All activities relating to exploitation of mineral resources conducted within China shall comply with this regulation.

            Mining companies must possess facilities that ensure safety in production, establish safety management systems and take effective measures to improve the working conditions for workers and staff. Mining companies are required by this regulation to strengthen safety control in mines in order to ensure workers' safety.

4. General Provision to Regulations of Coal Mines in China

            This was an administrative law issued by the National Standing Committee on August 29, 1996 and effective on December 1, 1996.

     The main purpose of the regulations is to:

      1. Regulate exploitation, utilization and protection of coal resources, regulate coal production and management, promote and guarantee the healthy development of the coal industry.
      2. Protect Coal resources in China. Any action to destroy coal resources through illegal or excessive exploitation is forbidden.
      3. Protect the legal rights and interests of investors investing in the exploitation of coal resources in China.

            The regulations are applicable towards coal mines located in the territories of China.

Business Development

      On March 12, 2006, we entered into a material definitive agreement with Jinhai wherein we will form a Sino foreign joint venture company AAMI in China. We will have 70% interest in AAMI and Jinhai will have 30% interest in AAMI.

      As a consideration of the establishment of AAMI, we will be responsible for investing US $2,000,000 into AAMI on or before the date that is one year after the incorporation of AAMI (the "Anniversary Date") while Jinhai will contribute all of its operations into AAMI.

      In the event that we fail to deliver all or part of this funding obligation, we will be obligated to issue such number of shares of our common stock to Jinhai as are equal in value to the amount of such deficiency. The value attributed to any such shares issued will be equal to the closing market price of our common stock on the Anniversary Date.

      Jinhai's management will have responsibility for managing the daily operations of AAMI. Jinhai shall nominate one director to our board of directors, and shall be responsible to report on the daily operations of AAMI to us. AAMI shall continue the operations of Jinhai as a coal refinery and coking coal producer in the Shanxi Province in China.

      Jinhai is a Chinese corporation that engages in coking coal production and steel making. Currently Jinhai employs approximately 500 employees and its production facilities occupy a landmass of approximately 2 million square feet.

      Located at Shanxi Province in China, a region famous for its abundant reserves of coal, Jinhai can easily access raw material to support it production of coking coal and steel. The current production capability of Jinhai reaches an annual output of approximately 180,000 tons of coking coal and 200,000 of steel. The total turnover for Jinhai in 2004 was approximately $25 million with a net profit of approximately $2.5 million

      In 2006 and beyond, Jinhai will primarily focus on expanding its production capacity in coking coal and steel, as well as entering into the chemical industry through utilizing the residues during the coking coal production process.

      As of the date of this report, the legal procedures required by the Chinese Government to establish AAMI in China were still not completed.

ITEM  2 DESCRIPTION OF PROPERTIES

      Through FJCC, we own a 20 years land use right (from year 2003 to year
2023) of a 3,593,830 square foot piece of land in Zhoushizhuang Town, Datong City, Shanxi Province, adjacent to the coke mine of which FJCC has the drilling rights.

      There is no lien or encumbrance on any of the mentioned properties.

ITEM  3 LEGAL PROCEEDINGS

      We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our Company's or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM  4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the security holders for a vote during the period covered by this report. PART II

ITEM  5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NTHH."

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of NTHH, based upon the average bid and asked price of such common equity on March 30, 2006 as reported by the OTC BB, was approximately $16,586,073. This number excludes shares of common stock held by each officer and director of our Company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2004 to March 31, 2006, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 30, 2006, there were approximately 480 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

Year                 Period                      High                    Low

2004                 First Quarter               1.80                   0.60
                     Second Quarter              1.00                   0.32
                     Third Quarter               2.75                   0.20
                     Fourth quarter              1.50                   0.20

2005                 First Quarter               0.60                   0.60
                     Second Quarter              1.30                   0.25
                     Third Quarter               0.88                   0.20
                     Fourth Quarter              0.75                   0.26

2006                 First Quarter               1.19                   0.21

Dividends

      We presently intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our business. Accordingly, we have not declared or paid any dividends to our common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

      On August 15, 2005, pursuant to the NewFair Share Exchange Agreement, we issued a total of 21,414,000 shares of common stock under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and appropriate legends were affixed to the share certificates and other instruments issued in such transaction as the consideration of the share exchange.

      Immediately after closing of the transaction, under the spin-off of PNC Labs on August 14, 2005, we issued 200,000 shares of common stock to Alan Lew (who immediately transferred it to PNC) as consideration for disposal of PNC to Alan Lew. Such issuance was effectuated under Section 4(2) of the Securities Act, and an appropriate legend was affixed to the share certificate and other instruments issued in such transaction. Such issuance of common stock was for the assumption of net liabilities. This issuance of common stock was valued at $0.88 per share, or $176,000.

      On October 28, 2005, we entered into the Rescission Agreement pertaining to the NewFair Share Exchange Agreement dated August 15, 2005 with NewFair. As a result, the Company cancelled 21,414,000 shares of Newfair Exchange Shares issued during the transaction.

      We entered into the Tagalder Share Exchange Agreement on November 1, 2005 and effective on the same date, we issued 19,946,000 shares of common stock, in the aggregate, to the Shareholders pursuant to the terms of the Tagalder Share Exchange Agreement. Such issuances were affected under Section 4(2) of the Securities Act, and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

      Certain warrant holders exercised their warrants for 550,000 shares of our common stock for the cancellation of $80,000 against a note payable.

      On November 30, 2005, we completed a subscription agreement with First Asia Private Equity Investment Limited of an aggregate of $120,000 worth of our common stock, $.001 par value at $0.26 per share in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2), Section 4(6) and/or Regulation S as promulgated by the United States Securities and Exchange Commission under the Securities Act. The purchase price was paid to the Company in full before December 31, 2005. On December 21, 2005, a total of 461,538 shares of our restricted stock were issued to First Asia Private Equity Investment Limited.

      On December 15, 2005, we issued a total of 315,000 restricted shares of our Company to two consultants. (157,500 for each of them) We engaged the two consultants to conduct research for us on market information, statistical data, company performances and necessary regulations to be observed for energy and natural resources companies that were listed on the OTCBB and other stock exchanges in the United States. Such research was used to assist the Company's management in better understanding the energy and natural resources companies in US for our strategic planning purposes. They started to render their services on November 5, 2006 and the services were fully completed on December 15, 2005. Stock issued was valued at $0.26 per share for a total cost of $81,900.

      On December 31, 2005, we agreed to issue a total of 10,000 shares of our restricted stock to Vincent & Rees, L.C. in a transaction exempt from registration under Section 4(2) of the Securities Act. Such shares were valued at $0.65 per share for a total value of $6,500.

      On December 30, 2005, we filed a Form S-8 registration statement under the Securities Act of 1933 to register 1,270,000 shares of our common stock to four individual consultants. The four consultants were engaged to provide research reports for the Company. Shares issued under our Form S-8 registration were valued at $0.65 per share for a total cost of $825,500.

ITEM  6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "NTHH believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of NTHH and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation". The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Critical Accounting Policies and Estimates

      NTHH's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

      Our significant accounting policies are summarized in Note 1 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, NTHH views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on NTHH's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Results of Operations

      During the period from May 27, 2005 (inception of Tagalder) through December 31, 2005, we have engaged in no significant operations other than organizational activities and the acquisition of FJCC and capital resources. We primarily engaged in preparing and organizing the commencement of operations and future developments of FJCC, which will commence operations in 2006. No revenues were received by us during this period.

      We experienced a net loss of $1,139,221 for the period from May 27, 2005 (Inception of Tagalder) to December 31, 2005. Expenses amounting to $1,157,946 were incurred to maintain its corporate existence and to pay professional expenses.

Liquidity and Capital Resources

      Our cash balance as of December 31, 2005 was $97,169.

      We are currently funding our operations from our private placement completed on November 30, 2005 and expect to be funded through cash flow from operations in 2006 upon FJCC and AAMI commencing their operations.

      From time tot time we may require extra funding through financing activities and investments to expand the operations of FJCC and AAMI. FJCC shall commence operations to drill into the coking coal mine and generates revenue through sales of coke raw material. However, FJCC will also construct its own facilities to process and extract products from coke as raw material. Funding is required for construction of facilities. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. On November 30, 2005, we completed a subscription agreement with First Asia Private Equity Investment Limited of an aggregate of $120,000 for 461,538 shares of our common stock. As of December 31, 2005 and date of this report, we did not have any plan for additional funding.

New Accounting Pronouncements

      In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

      The implementations of the above pronouncements are not expected to have a significant effect on our consolidated financial statement presentation or disclosure.

Inflation

      Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

      All of our revenues and a majority of the expenses from May 27, 2005 to December 31, 2005 were denominated primarily in Renminbi ("RMB"), the currency of China and Hong Kong Dollar (HKD), the currency of Hong Kong. There can be no assurance that RMB-to-U.S. dollar exchange rates and HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB or HKD relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. On July 22, 2005, Renminbi rose about 2 percent against the U.S. dollar to a new exchange rate of 8.11 RMB to 1 U.S. dollar.

Risk Factors

      Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

Risks Relating to Our Company

We Cannot Assure You That Our Organic Growth Strategy Will be Successful.

      One of our growth strategies in FJCC's operations is to grow organically through increasing the distribution and sales of FJCC's products. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

We Cannot Assure You That Our Acquisition Growth Strategy Will be Successful.

      In addition to our organic growth strategy for FJCC, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to energy and natural resources. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

      Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

 THE TYPE OF BUSINESS THAT MAY BE ACQUIRED IS NOT IDENTIFIED

      Our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

      Our subsidiary, FJCC, competes with other companies, many of whom are developing or can be expected to develop products similar to ours. Our market is a large market with many competitors. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

THE PRODUCTS AND THE PROCESSES WE USE COULD EXPOSE US TO SUBSTANTIAL LIABILITY.

      In our FJCC operations, we face an inherent business risk of exposure to drilling, exploration and processing of coal and related products. To date, we have not experienced any accidents, claims and liabilities arisen from drilling, exploration and processing of coal and related products. However, that does not mean that we will not have any such accidents, claims and liabilities in the future.

WE MAY NEVER PAY ANY DIVIDENDS TO OUR SHAREHOLDERS.

      We did not declare any dividends for the year ended December 31, 2005. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors that the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF U.S. AND INTERNATIONAL REGULATIONS.

      We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC, which may reduce our future growth.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

      We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the American Stock Exchange. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY BE REQUIRED TO RAISE ADDITIONAL FINANCING BY ISSUING NEW SECURITIES WITH TERMS OR RIGHTS SUPERIOR TO THOSE OF OUR SHARES OF COMMON STOCK, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES OF COMMON STOCK.

      We may require additional financing to fund future operations, including expansion in current and new markets as well as acquisition. Because of the early stage of development of our operations and exposure to market risks associated with economies in emerging markets, we may not be able to obtain financing on favorable terms or at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

      In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION

      We have limited funds and lack full-time management, which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by owner or finders associated with the business opportunity seeking to be acquired by us.

LACK OF DIVERSIFICATION

      Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment.

POSSIBLE RELIANCE UPON UNAUDITED FINANCIAL STATEMENTS

      We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the any acquisition transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors.

WE MIGHT NEED TO COMPLY WITH OTHER REGULATIONS DURING FOR BUSINESS EXPANSION THROUGH ACQUISITIONS.

      Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

THINLY-TRADED PUBLIC MARKET

      Our securities will be very thinly traded, and the price if traded may not reflect the value of our Company. There can be no assurance that there will be an active market for our shares. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the Company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Risks relating to the People's Republic of China

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO PRC COULD ADVERSELY AFFECT OUR COMPANY.

      The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

      The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

      Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

      Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

      Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation or devaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. We may not be able to hedge effectively against in any such case. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

      As our operations are presently based in China and a majority of our directors and all of our officers reside in China, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

ANY FUTURE OUTBREAK OF AVIAN INFLUENZA, OR THE ASIAN BIRD FLU, OR ANY OTHER EPIDEMIC IN CHINA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Since mid-December 2003, a growing number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in China, an outbreak of the Asian Bird Flu in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

      We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have operations. In particular, we are subject to laws and regulations covering labor protection in workplaces where toxic and laws governing the safety in mines. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

WE MAY HAVE DIFFICULTY IN ATTRACTING TALENT IN FOREIGN COUNTRIES.

      As we plan to expand internationally, we will have to attract managerial staff in different countries and regions of which we plan to expand to. In case the needs to expand further arise, we may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede our international expansion.

WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES.

      The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

MOST OF OUR ASSETS ARE LOCATED IN CHINA. ANY DIVIDENDS OR PROCEEDS FROM LIQUIDATION ARE SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

      Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

ITEM  7 FINANCIAL STATEMENTS.

      The following financial statements required by this item are filed herewith following the signature page to this report:

      Report of Independent Registered Public Accounting Firm        F-1

      Balance Sheet as of December 31, 2005                          F-2

      Statement of Operations for the period from May 27, 2005       F-3
      (Date of inception) to December 31, 2005

      Statement of Stockholders' Equity for the period from          F-4
      May   27, 2005 (Date of inception)to December 31, 2005

      Statement of Cash Flows for the period from May 27, 2005       F-5
      (Date of inception) to December 31, 2005

      Notes to Financial Statements                                  F-6 to F-17

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
1284 W. Flint Meadow Dr., Suite D,    PHONE: (801) 927-1337  FAX: (801) 927-1344
Kaysville, UT 84037

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
NT Holding Corp.
Wanchai, Hong Kong

We have audited the accompanying consolidated balance sheet of NT Holding Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the period from May 27, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Holding Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the period from May 27, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital and has suffered losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 30, 2006

NT HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     97,169
  Prepayments and other receivables                                      45,205
    Total Current Assets                                                142,374
                                                                   ------------

OTHER ASSETS
  Construction in progress                                              409,104
                                                                   ------------

TOTAL ASSETS                                                            551,478
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    647,337
  Due to stockholders                                                   241,407
                                                                   ------------

    Total Current Liabilities                                           888,744
                                                                   ------------

Minority interest                                                            --
                                                                   ------------

STOCKHOLDERS' EQUITY DEFICIT
  Capital stock, $.001 par value;
    100,000,000 shares authorized;
    25,839,203 shares issued and
    outstanding at December 31, 2005                                     25,839
  Additional paid-in capital                                            859,061
  Accumulated deficit                                                (1,139,221)
  Accumulated other comprehensive  loss                                 (82,945)
                                                                   ------------

    Total Stockholders' Deficit                                        (337,266)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    551,478
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                        NT HOLDING CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
               FROM MAY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005

REVENUES                                                           $         --

OPERATING EXPENSES:
  General and administrative expenses                                 1,157,946
                                                                   ------------

TOTAL OPERATING EXPENSES                                              1,157,946
                                                                   ------------

LOSS FROM OPERATIONS                                                 (1,157,946)

OTHER INCOME
  Interest income                                                           413
                                                                   ------------

TOTAL OTHER INCOME                                                          413
                                                                   ------------

NET LOSS BEFORE TAXES AND MINORITY INTEREST                          (1,157,533)

  Provision for income taxes                                                 --
                                                                   ------------

NET LOSS BEFORE MINORITY INTEREST                                    (1,157,533)

  Minority interest in subsidiary loss                                   18,312
                                                                   ------------

NET LOSS                                                           $ (1,139,221)
                                                                   ============

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 (82,945)
                                                                   ------------

COMPREHENSIVE LOSS                                                 $ (1,222,166)
                                                                   ============

NET LOSS PER SHARE:
  BASIC AND DILUTED                                                       (0.04)
                                                                   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                                              25,538,544
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                        NT HOLDING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                 Preferred Stock        Capital Stock
                                                           ------------------------    --------------  ---------------
                                                              Shares        Amount         Shares          Amount
                                                           -----------   -----------   -------------   ----------------
Balance-January 1, 2004                                             --   $        --       2,904,261   $          2,904

  Issuance of shares for services                                   --            --           7,404                  8
  Issuance of shares for litigation settlement                      --            --         100,000                100
  Issuance of shares for cash                                       --            --          75,000                 75
  Net loss for the year                                             --            --              --                 --
                                                           -----------   -----------   -------------   ----------------

Balance-December 31, 2004                                           --            --       3,086,665              3,087
  Exercise of warrants for debt Aug 15                              --            --         550,000                550
  Stock issued for conversion of debt                          200,000           200         175,800            176,000
  Assumption of debts by PNC                                        --            --              --                 --
                                                           -----------   -----------   -------------   ----------------
Subtotal-November 1, 2005                                           --            --       3,836,665              3,837

Incorporation of Tagalder May 27                                    --            --              --                 --
Issuance of shares in recapitalization of Tagalder Nov 1            --            --      19,946,000             19,946
Issuance of shares for cash Nov 30 @ $0.26                          --            --         461,538                461
Issuance of shares for services Dec 15 @ $0.26                      --            --         315,000                315
Issuance of shares for services Dec 30 @ $0.65                      --            --          10,000                 10
Issuance of shares for services Dec 30 @ $0.65                      --            --       1,270,000              1,270

Comprehensive income:                                               --
  Net (Loss)                                                        --            --              --                 --
  Foreign currency translation                                      --            --              --                 --
                                                           -----------   -----------   -------------   ----------------
Balance, December 31, 2005                                          --   $        --      25,839,203   $         25,839
                                                           ===========   ===========   =============   ================

                                                                                            Accumulated        Total
                                                            Additional                         Other       Stockholders'
                                                             Paid-in       Accumulated     Comprehensive       Deficit
                                                             Capital         Deficit           Loss
                                                           -----------   -------------    -------------    -----------
Balance-January 1, 2004                                    $ 8,521,454   $  (9,129,272)   $          --       (604,914)

  Issuance of shares for services                                6,992              --               --          7,000
  Issuance of shares for litigation settlement                 239,900              --               --        240,000
  Issuance of shares for cash                                   42,425          42,500
  Net loss for the year                                             --         (78,692)              --        (78,692)
                                                           -----------   -------------    -------------    -----------

Balance-December 31, 2004                                    8,810,771      (9,207,964)              --       (394,106)
  Exercise of warrants for debt Aug 15                          79,450              --               --         80,000
  Stock issued for conversion of debt
  Assumption of debts by PNC                                        --         (11,894)              --        (11,894)
                                                           -----------   -------------    -------------    -----------
Subtotal-November 1, 2005                                    9,066,021      (9,219,858)              --       (150,000)

Incorporation of Tagalder May 27                                 1,000              --               --          1,000
Issuance of shares in recapitalization of Tagalder Nov 1    (9,239,804)      9,219,858               --
Issuance of shares for cash Nov 30 @ $0.26                     119,539              --               --        120,000
Issuance of shares for services Dec 15 @ $0.26                  81,585              --               --         81,900
Issuance of shares for services Dec 30 @ $0.65                   6,490              --               --          6,500
Issuance of shares for services Dec 30 @ $0.65                 824,230              --               --        825,500

Comprehensive income:
  Net (Loss)                                                        --      (1,139,221)              --     (1,139,221)
  Foreign currency translation                                      --              --          (82,945)       (82,945)
                                                           -----------   -------------    -------------    -----------
Balance, December 31, 2005                                 $   859,061   $  (1,139,221)   $     (82,945)   $  (337,266)
                                                           ===========   =============    =============    ===========

   The accompanying notes are an integral part of these financial statements.

                        NT HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FROM MAY 27, 2005 (INCEPTION) TO DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                        $(1,139,221)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Common stock issued for services                                  913,900
    Changes in assets and liabilities:
      (Increase) in prepayments and other receivables                   (45,205)
      Increase in accounts payable and accrued expense                  238,233
                                                                    -----------

      Net cash provided (used) by operating activities                  (32,293)

CASH FLOWS FROM INVESTING ACTIVITIES:                                        --
                                                                    -----------

      Net cash provided (used) in investing activities                       --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                121,000
  Proceeds from shareholder advances                                     91,407
                                                                    -----------

      Net cash provided (used) by financing activities                  212,407
                                                                    -----------

      Net increase (decrease) in cash                                   180,114

EFFECT OF RATE CHANGES ON CASH                                          (82,945)

CASH AT BEGINNING PERIOD                                                     --
                                                                    -----------

CASH AT END OF PERIOD                                               $    97,169
                                                                    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                            $        --
                                                                    ===========
  Cash paid for income taxes                                        $        --
                                                                    ===========

NON-CASH TRANSACTIONS:
  Construction in progress acquired with liabilities                $   409,104
                                                                    ===========
  Due to stockholders incurred in merger                            $   150,000
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND PRINCIPAL ACTIVITIES

NT Holding Corp., (the "Company", "we", "our", "us" or "NTHH"), was incorporated on April 11, 1984 under the laws of the State of Delaware as CMS Advertising. On September 25, 1989 the Company changed the name to Unico, Inc., and then changed it again on April 25, 2002 to ABSS, Corp. In May of 2004, the Company redomiciled from Delaware to Nevada, changed its name to NT Holding Corp., and increased its authorized shares from 20,000,000 common shares to 100,000,000 common shares.

In May of 2004, the Company formed PNC LABS, Inc. ("PNC") as a wholly-owned subsidiary for the purpose of entering into the biotechnology, nutraceutical, nanotechnology and communications sectors of the economy.

On August 15, 2005, pursuant to the terms of an Agreement for Share Exchange (the "NewFair Share Exchange Agreement") dated by and among the Company, Alan Lew, an individual ("Alan Lew"), Newfair Associates Limited, a British Virgin Islands corporation ("Newfair"), and the Shareholders of Newfair (collectively the "Shareholders"), the Company acquired all of the issued and outstanding common stock of Newfair from the Shareholders in exchange for a total of 21,614,000 shares of common stock of the Company (the "Newfair Exchange Shares"). Immediately after closing of the transaction, the Company transferred all of its ownership interest in its wholly-owned subsidiary, PNC, to Alan Lew in exchange for Alan Lew assuming all of the assets and liabilities of PNC. As additional consideration, the Company issued 200,000 shares of common stock to Alan Lew, who immediately transferred it to PNC.

On October 28, 2005, the Company entered into a Rescission Agreement (the "Rescission Agreement") pertaining to the NewFair Share Exchange Agreement dated August 15, 2005 principally between the Company and NewFair Associates Limited ("NewFair"). The effect of the Rescission Agreement is to rescind the transactions set forth in the NewFair Share Exchange Agreement. As a result of the cancellation of shares pursuant to the terms of the Rescission Agreement, the historical shareholders of NewFair no longer had effective control of the Company and control reverted to the shareholders prior to August 15, 2005.

On November 1, 2005, pursuant to the terms of an Agreement for Share Exchange (the "Tagalder Share Exchange Agreement") entered into by and among the Company, Alan Lew, Tagalder C3 Holdings Inc., a British Virgin Islands corporation ("Tagalder"), and the Shareholders of Tagalder (collectively the "Shareholders"), the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of the Company's common stock (the "Tagalder Exchange Shares"). Following the issuance of the Tagalder Exchange Shares, the Company had a total of 23,782,665 shares of common stock issued and outstanding. Additional consideration of $150,000 shall be paid to PNC upon the earlier to occur of (a) the Company successfully raising at least $150,000 from third party investors, or (b) November 1, 2006.

On March 12, 2006, the Company entered into a material definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai"), finalizing their joint venture agreement wherein the Company and Jinhai will form a Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Tagalder C3 Holdings Inc. and Hopeful Asia Limited, and its 75% owned subsidiary Fujia Coking and Chemical Company Limited. Certain amounts for minority interest were reflected in the consolidated balance sheet that represents minority shareholders' interest in the net equity of Fujia Coking and Chemical Company Limited. All material inter-company accounts and transactions have been eliminated in the consolidation.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Use of Estimates

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

(b)   Concentration of Risk

      The Company places its cash and temporary cash investments with established financial institutions. However, deposits held in banks outside the US are not insured by any private or government agency.

(c)   Economic and Political Risks

      The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

      The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)   Land Use Rights

      According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are amortized using the straight-line method over the lease term of 40 to 50 years.

(e)   Plant and Equipment

      Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

         Buildings                                    40 years
         Machinery and equipment                      10 years
         Leasehold improvements                       10 years
         Motor vehicles                                5 years
         Office equipment and furniture                5 years
         Other equipment                               5 years

      The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(f)   Accounting for the Impairment of Long-Lived Assets

      The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the period ended June 30, 2005.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)   Construction In Progress

      Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

(h)   Research and Development

      Research and development costs are expensed as incurred. There is no capitalization of any research and development cost for the period ended December 31, 2005.

(i)   Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

(j)   Fair Value of Financial Instruments

      The Company's financial instruments include cash and cash equivalents, prepayments and other receivables, accounts payable and accrued expenses and due to stockholders. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

(k)   Revenue Recognition

      Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers and service income is recognized when services are provided.

      Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)   Foreign Currency Translation

      The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi ("RMB") of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

      On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. We use the Closing Rate Method in currency translation of the financial statements of Tagalder. The financial statements are translated into US dollars from RMB at an exchange rate of
      8.07 RMB to one U.S. Dollar for assets and liabilities, and weighted average exchange rates (8.19:1) for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

(m)   Retirement Benefits

      The Company is required to provide retirement benefits for its PRC operations through FJCC. It is in the form of contributions under defined contribution retirement plans to the relevant authorities that are charged to the consolidated statements of income as incurred. The retirement benefit expense for the period ended December 31, 2005 was minimal and is included in accounts payable and accrued expenses.

(n)   Income Taxes

      The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

      In accordance with the relevant tax laws and regulations of the PRC, the corporation income tax rate is 33%.

(o)   Segments

      The Company operates in only one business segment, namely coke mine drilling in the PRC.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)   Loss Per Share

      Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period.

      Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no outstanding dilutive securities at December 31, 2005.

(q)   Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

      The Company believes that the implementation of this new pronouncement will not have any affect on the 2006 consolidated financial statements.

(r)   Reclassifications

      Certain amounts have been reclassified and represented to conform to the current financial statement presentation.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,139,221 for the period ended December 31, 2005 and has negative working capital of $746,370. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

There are no assurances that NTHH will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to NTHH. If adequate working capital is not available NTHH may be required to curtail its operations.

NOTE 5 REVERSE MERGER

Effective November 1, 2005, the Company acquired Tagalder in exchange for the issuance of 19,946,000 shares of common stock.

For accounting purposes this transaction of which the Company acquired Tagalder was treated as an acquisition of NTHH by, and a re-capitalization of, Tagalder. Tagalder is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of NTHH are not carried over and are adjusted to $0.

Tagalder entered into an Agreement for Share Purchase dated June 26, 2005 to purchase 100% ownership of Hopeful Asia Limited, a Hong Kong corporation formerly known as Sound (Asia) Limited ("Hopeful"), which is the owner of 75% of the drilling rights of a coke mine property located in Shanxi, PRC through Fujia Coking and Chemical Company Limited, a company incorporated in the PRC on March 23, 2005 ("FJCC"). Pursuant to the Agreement for Share Purchase, Tagalder purchased 100% of the outstanding shares of Hopeful from its 3 shareholders at US$ 0.13 per share. In addition, for a period of 12 months from Closing and upon FJCC distributing a dividend in cash to Tagalder, Tagalder is obligated to remit 10% of the dividend received to the selling shareholders of Hopeful.

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of FJCC's down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke production equipment.

The Company expects to expend approximately $1,000,000 over the next twelve months to enable it finish construction on the initial phase of the project to produce raw material that can be sold and generate revenues for the Company.

The total cost of all phases of the project is estimated to be $10,000,000. The Company is still in the preliminary planning stages of the complete project and is looking for investment sources of capital, joint venture partners and technology sources for the most efficient use of the minerals to be extracted.

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of the Company is short-term non interest bearing borrowings from third parties with no fixed repayment terms. The breakdowns of the accounts payable as of December 31, 2005 are as follows:

                                                                    December 31,
                                                                        2005
                                                                    ------------
NTHH                                                                $      1,850

FJCC:
    Short term borrowing
      Shanxi Erpu Energy Sources Trading Limited                         487,385
      Taiyuen Golden Electric Fuel Limited                               135,068
      Shanxi Xi Xiaoping Company Limited                                  12,392
      Li Xuefeng                                                           4,809

    Payroll and fringe benefit payable                                     4,409

    Accrued expenses                                                       1,424

                                                                    ------------
Total FJCC                                                               645,487

                                                                    ------------
TOTAL                                                               $    647,337
                                                                    ============

NOTE 8 DUE TO STOCKHOLDERS

The breakdowns of due to stockholders as of December 31, 2005 are as follows:

                                                                    December 31,
                                                                        2005
                                                                    ------------
NTHH:                                                               $    150,000

                                                                    ------------
Total NTHH                                                               150,000

C3:
    Due to ex-shareholders of Hopeful (2)                                 46,245

                                                                    ------------
Total C3                                                                  46,245

Hopeful:
    Due to ex-shareholders of Hopeful (3)                                 45,162

                                                                    ------------
Total C3                                                                  45,162

                                                                    ------------
TOTAL                                                               $    241,407
                                                                    ============

(1) Pursuant to the terms of the Tagalder Share Exchange Agreement, the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of the common stock of the Company and an additional consideration of $150,000 shall be paid to PNC upon the earlier to occur of (a) the Company successfully raising at least $150,000 from third party investors, or (b) November 1, 2006.
(2) Pursuant to the terms of the Agreement for Share Purchase to purchase 100% ownership of Hopeful by Tagalder, for a period of 12 months from Closing and upon FJCC distributing dividends in cash to Tagalder, Tagalder is obligated to remit 10% of the dividends received to the selling shareholders of Hopeful. The Company estimates that $46,245 will be paid by Tagalder to the selling shareholders of Hopeful as payment for the acquisition within the next six months and has recorded that amount as a current liability.
(3) Amounts due to the ex-stockholders of Hopeful are unsecured, interest free, and have no fixed repayment terms

                       NT HOLDING CORP. AND SUBSIDIARIES]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company has not filed US Federal income tax returns for some years. Management believes there are no significant income tax liabilities owing. No provision was made for income taxes in 2005 as a result of the net loss.

The components of deferred income tax assets assuming a combined rate of 40% were as follows at December 31, 2005.

                                                                      Amount
                                                                   ------------

Net operating loss carry forward - benefit                         $    455,600
Valuation allowance - (reduction)                                      (455,600)

                                                                   ------------
Net deferred tax assets                                            $         --
                                                                   ============

At December 31, 2005, NTHH has a net operating loss carry forward for Federal income tax purposes totaling approximately $1,139,000 which, if not utilized, will expire in the year 2025.

In November 2005, NTHH had a change in ownership, which has resulted in prior net operating loss carry forwards being subject to certain utilization limitations in the future.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Due to ex-stockholders of Hopeful Asia

Pursuant to the terms of the Agreement for Share Purchase to purchase 100% ownership of Hopeful by Tagalder, a wholly owned subsidiary of the Company, for a period of 12 months from Closing and upon FJCC distributing dividends in cash to Tagalder, Tagalder is obligated to remit 10% of the dividends received to the selling shareholders of Hopeful. The Company estimates that $46,245 will be paid by Tagalder to the selling shareholders of Hopeful as payment for the acquisition within the next six months and has recorded that amount as a current liability. There is a contingency that such 10% of the dividends received from FJCC may exceed $46,245.

Construction in progress for FJCC

The Company expects to expend approximately $1,000,000 over the next twelve months to enable it to finish construction on the initial phase of its project to produce raw material that can be sold and generate revenues for the Company.

The total cost of all phases of the project is estimated to be $10,000,000. The Company is still in the preliminary planning stages of the project and is looking for investment sources of capital, joint venture partners and technology sources for the most efficient use of the minerals to be extracted.

NOTE 11 COMMON STOCK

Spin-Off of Subsidiary

The Company, in anticipation of the plan of Merger and Reorganization with Newfair, transferred all of its assets and liabilities to PNC Labs. The consideration for the transfer of the net liabilities to PNC Labs was the issuance of 200,000 shares of the Company's common stock. The result of the transfer is that the Company had no assets or liabilities immediately following the transfer.

The Company has a liability of $150,000 to PNC Labs payable upon successfully raising at least $150,000 through fund raising activities or by November 1, 2006, which ever comes first. The Company booked this liability as of the date of the reorganization.

Re-incorporation/Stock Split/Name Change

During 2004, the Company changed its domicile from Delaware to Nevada, increased the authorized common stock from 20,000,000 to 100,000,000, reverse split its common stock on a one for four share basis and changed its name from ABSS, Corp. to NT Holding Corp.

Issuance of shares for redemption of warrants

On August 15, 2005, all of the remaining outstanding stock warrants were exercised by issuing 550,000 shares of common stock of the Company in exchange for the reduction of a note payable by $80,000 against the exercise price of the warrants.

Issuance of shares for services

The Company issued 315,000 shares of its common stock for consulting services on December 15, 2005. The shares were valued at $.26 per share.

The Company issued 10,000 shares of its common stock for legal services on December 30, 2005. The shares were valued at $.65 per share

The Company issued 1,270,000 shares of its common stock on a filing on Form S-8 on December 30, 2005. These shares were for the 2005 stock compensation plan. The shares were valued at $.65 per share.

Issuance of shares for $120,000 private placement

On November 30, 2005, the Company completed a subscription agreement with First Asia Private Equity Investment Limited to an aggregate of $120,000 for the purchase of common stock of the Company at $0.26 a share in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2), Section 4(6) and/or Regulation S as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Purchase Price was paid to the Company in full before December 31, 2005. On December 21, 2005, a total of 461,538 shares of the Company's restricted stock was issued to First Asia Private Equity Investment Limited.

NOTE 12 SUBSEQUENT EVENT

On March 7, 2006, the Company entered into a letter of intent with Shanxi Jinhai Metal Group Limited ("Jinhai"). It is anticipated that the Company and Jinhai will form a Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited", which shall sometimes be referred to herein as "AAMI". The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI.

On March 12, 2006, the Company entered into a material definitive agreement with Jinhai, finalizing their joint venture agreement in pursuant to the letter of intent signed on Marcy 7, 2006. The Company will be responsible for investing US $2,000,000 into AAMI on or before the date that is one year after the incorporation of AAMI (the "Anniversary Date"). In the event that the Company fails to deliver all or part of this funding obligation, the Company will be obligated to issue such number of shares of its common stock to Jinhai as equal in value to the amount of such deficiency. The value attributed to any such shares issued will be equal to the closing market price of the Company's common stock on the Anniversary Date. Jinhai will contribute all of its operations into AAMI and AAMI will have the equipment and other resources to continue the operations of the Company as a coal refinery and coking coal producer

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 12, 2005, our Board of Directors appointed Clancy & Co., P.L.L.C., Certified Public Accountants and Consultants to take over the audit responsibilities from, Madsen & Associates CPA's, Inc.; Madsen & Associates CPA's, Inc. was dismissed on that same date.

      During our two most recent fiscal years and any subsequent interim period prior to the engagement of Clancy & Co., Certified Public Accountants and Consultants, we (or someone on our behalf) has not consulted with, Clancy & Co., Certified Public Accountants and Consultants, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

      We provided Madsen & Associates, CPA's, Inc. with a copy of this disclosure and requested that Madsen & Associates CPA's, Inc. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements.

      On November 7, 2005, Madsen was re-engaged to take over the audit responsibilities from Clancy and Clancy was dismissed on that same date.

      No audit reports have ever been issued by Clancy during the period they served as our independent auditor, as Clancy served as the Company's auditor for less than thirty days. Clancy had been appointed on October 12, 2005 as our independent auditor in connection with a proposed merger on August 15, 2005 with Newfair Associates Limited that was rescinded on October 28, 2005. As a result of the rescinded merger, our Board of Directors approved the change of accountants to Madsen, who had been our preceding auditor prior to the change to Clancy.

      As approved by our Board of Directors, on February 24, 2006, the accounting firm of Child, Van Wagoner & Bradshaw, PLLC, was engaged to take over the audit responsibilities from Madsen & Associates CPAs, Inc.; and Madsen & Associates CPAs, Inc. was dismissed on that same date.

      During our two most recent fiscal years and any subsequent interim period prior to the engagement of Child, Van Wagoner & Bradshaw, PLLC, we (or someone on our behalf) has not consulted with, Child, Van Wagoner & Bradshaw, PLLC, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

      We have provided the information required to comply with Item 304(a)(3) of Regulation S-B as an exhibit to this Form 8-K.

      We provided Madsen & Associates CPAs, Inc. with a copy of this disclosure and requested that Madsen & Associates CPAs, Inc. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of Madsen & Associates CPAs, Inc.'s letter of February 24, 2006, is filed as Exhibit 16 to this Current Report on Form 8-K.

      During our two most recent fiscal years and the subsequent interim period through the date of dismissal, we have not had any disagreements with our former accountant, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

      During our two most recent fiscal years, we had a lack of recurring revenues from existing operations with losses from prior operations, a working capital deficit and an accumulated deficit that raised and resulted in the former accountants qualifying their opinion to indicate that this raised substantial doubt about our ability to continue as a going concern. Our plans as to these matters were described in Note 1 to the financial statements and the consolidated financial statements did not include any adjustments that might result from the outcome of said uncertainty. The reports of our former accountants relating to such periods do not include any adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope, or accounting principles.

ITEM  8A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

SARBANES - OXLEY ACT 404 COMPLIANCE

      The Company anticipates that it will be fully compliant with section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

                                    PART III

ITEM  9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of our Company. Our executive officers are appointed annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Currently, directors are not compensated for serving on the Board of Directors. We have not established compensation or executive committees. Currently, our entire board of directors serves as our audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.

RESIGNATION AND APPOINTMENT OF DIRECTOR

      Subsequent to the NewFair Share Exchange Agreement on August 15, 2005, effective August 30, 2005, Mr. Alan Lew resigned as Chief Executive Officer, President, Chief Financial Officer and any other capacity as an officer of the Company. Mr. Andre Todd resigned as a Director and Secretary of the Company, and Mr. Aaron Etra resigned as a Director of the Company.

      Effective upon Mr. Andre Todd's and Mr. Aaron Etra's resignations, the Board of Directors appointed Mr. Ivan Wong as director, President, Chief Financial Officer and Secretary of the Company and Mr. Yue Wei as Chief Executive Officer of the Company. On September 9, 2005, Mr. Wei was appointed as a member of the board of directors of the Company.

      Subsequent to the Rescission Agreement on October 28, 2005, Mr. Wei resigned as director and Chief Executive Officer of the Company and Mr. Wong resigned as directors, President, Secretary and Chief Financial Officer on the same day. Neither Mr. Wei nor Mr. Wong had any disagreements with the Company.

      On November 1, 2005, we completed the Tagalder Share Exchange Agreement and effective November 4, 2005, Mr. Chun Ka Tsun, age 32, was appointed as a member of the board of directors of the Company. There were no transactions during the last two years, or proposed transactions, to which we are or were to be a party, in which the new director had, or is to have, a direct or indirect material interest.

      On November 30, 2005, Mr. Woo Chi Wai was appointed as a member of the Company's board of directors. There were no transactions during the last two years, or proposed transactions, to which we are or were to be a party, in which the new director had, or is to have, a direct or indirect material interest.

      The new directors, Mr. Chun and Mr. Woo, have not been appointed to any committees of the Board of Directors. We do not currently have standing audit, nominating or compensation committees of the Board of Directors or any other committees performing similar functions. All applicable functions are currently being performed by the Board of Directors.

      On December 15, 2005, Mr. Alan Lew resigned as a member of the Company's board of directors. Mr. Lew has no disagreements with the Company.

      On March 15, 2006, Mr. Teo Chong Nghee was appointed as the Company's Chief Operating Officer and as a member of the Company's Board of Directors.

      Also on March 15, 2006, Mr. Loo Pak Hong was appointed as the Company's Chief Financial Officer.

      The new directors and officers, Mr. Chun, Mr. Woo, Mr. Teo and Mr. Loo, have not been appointed to any committees of the Board of Directors. We do not currently have standing audit, nominating or compensation committees of the Board of Directors or any other committees performing similar functions. All applicable functions are currently being performed by the Board of Directors.

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Chun Ka Tsun

         Mr. Chun Ka Tsun, age 32 is the Chief Executive Officer and Director of the Company. For the past 13 years Mr. Chun had been self employed as a business management consultant. He has experience in corporate finance transactions, mergers and acquisitions, project financing, direct investments, company restructuring and capital fund raising activities.

Woo Chi Wai

         Mr. Woo Chi Wai, age 37, has more than eight years of experience in dealing with corporate finance and investment evaluation matters through working with a number of organizations. From 1996 to 1999, he was the Assistant Manager of the infrastructure projects department of China Construction Holdings Limited (a listed company in Australia, stock code CIH). From 1999 to 2000, he was the manager of infrastructure projects for China Toll Bridges & Roads Company (a listed company in Singapore, stock code CTBR). From 2001 to 2003, he was the investment manager of Asia Pacific Tobacco Company Limited.

Teo Chong Nghee

         Mr. Teo Chong Nghee, age 59, has over 35 years of experience in senior management, merchant banking, and project finance with a focus on natural resource and related transactions. Most recently, since 1992, he has been the founder and a senior executive of Creafin & Associates Pte. Ltd., a Singapore-based company engaged in financial planning, project finance and corporate advisory practice. In that position, Mr. Teo has supervised the successful public offerings and stock listings of several natural resource and technology companies on the New York, Singapore and Hong Kong stock exchanges, and has facilitated and advised on numerous mergers, acquisitions, and financing transactions. From 1981 to 1992, he served in various positions with N M Rothschild & Sons (Singapore) Limited ("Rothschild"), including as Managing Director and member of that company's Asia Pacific Board covering Asia and Australasia. In that capacity, Mr. Teo was responsible for all of Rothschild's operations in Southeast Asia, and established Rothschild's first private equity fund in Asia. Prior to his involvement with Rothschild, he was engaged in senior corporate management positions with a UK-controlled public company based in Singapore. Mr. Teo is a graduate of the University of New South Wales in Sydney, Australia, where he received a degree in Industrial Engineering.

Loo Pak Hong

         Mr. Loo Pak Hong, age 54, was appointed as a director and as CEO of Axcan International, Ltd. in May 2004, which is a company based in Hong Kong engaged in the business of manufacturing and distributing medical devices. From June, 1998, to November, 2003, he was the General Manager of China Toll Bridge & Roads Limited (a Singapore listed company), and was responsible for the overall administration and accounting function of that company, including the handling of all finance-related matters such as financial and tax planning and financial forecasting. Mr. Loo is a Fellow of the Institute of Chartered Accountants in England and Wales and a Fellow of the Institute of Chartered Accountants in Australia. He holds a Master of Business Administration (MBA) degree from the City University, London.

Name                       Position                       Date Of Appointment

Chun Ka Tsun               Chief Executive Officer        November 4, 2005
                           Director

Teo Chong Nghee            Chief Operations Officer       March 15, 2006
                           Director

Woo Chi Wai                Director                       November 30, 2005

FAMILY RELATIONSHIPS

      There are no family relationships between any of directors or executive officers or any other director or executive officer.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

      The articles of incorporation of the Company limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. The articles of incorporation and bylaws of the Company provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. The bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, The Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

CODE OF ETHICS

      The Company has adopted a code of ethics, which is incorporated by reference.

ITEM  10 EXECUTIVE COMPENSATION

      Our executives and directors received no compensation from the Company for the year ended December 31, 2005. We currently have no agreements for compensation of our executives and directors, and have no stock option plan or other equity compensation plan for our employees.

ITEM  11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of March 30, 2006 (subsequent to the issuance of Tagalder Exchange Shares) by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name                 Position Held                 Shares Owned       % Owned

Chun Ka Tsun         Chief  Executive  Officer     10,338,200 (1)      40.00%
                     and director

Woo Chi Wai          Director                                 - -         - -

Teo Chong Nghee      Chief Operations Officer                 - -         - -
                     and Director

Loo Pak Hong         Chief Financial Officer                  - -         - -

Chan Tsz King                                       8,974,840 (2)      34.73%

All directors and executive officers as a group    10,338,200           40.00%

(1) Chun Ka Tsun held the ownership in NTHH through TG Wanasports Management Limited, a BVI incorporated company wholly owned by Mr. Chun (2) Chan Tsz King held the ownership in NTHH through Fugu Enterprise, Inc., a BVI incorporated company wholly owned by Mr. Chan

ITEM  12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NIL

ITEM  13 EXHIBITS

The following exhibits are included as part of this report:

14. Code of Ethics (1)
31.1 Sarbanes Oxley Section 302 Certification of Chief Executive Officer
31.2 Sarbanes Oxley Section 302 Certification of Chief Financial Officer
32.1 Sarbanes Oxley Section 906 Certification of Chief Executive Officer
32.2 Sarbanes Oxley Section 906 Certification of Chief Financial Officer
--------
(1) incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

REPORTS ON FORM 8K

ITEM  14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Van Wagoner & Bradshaw, PLLC and its predecessor firm, Child, Sullivan & Company:

                                  Fiscal Year Ended
                                  December 31, 2005

Audit Fees                               $18,000
Audit Related Fees                       None
Tax Fees                                 None
All Other Fees                           None

      We do not currently have an audit committee of the Board of Directors and the full Board of Directors did not pass on whether any non-audit services impacted our auditor's independence. We currently do not have any policy for approval of audit and permitted non-audit services by our independent auditor. We plan to appoint an audit committee of our Board of Directors and adopt procedures for approval of audit and non-audit services.

ALL OTHER FEES

None