Form 10QSB
period 2006-03-31
NT HOLDING CORP.
filed 2006-05-15
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______to______.

Commission file number 000-15303

NT HOLDING CORP.
(Name of Small Business Issuer in Its Charter)

Nevada(Reincorporated)	65-1129912
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8TH FLOOR, NO. 211 JOHNSTON ROAD, WANCHAI, HONG KONG
(Address of principal executive offices)	(Zip Code)

(852) 2836-6202
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)	Yes	☐	No	☒

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock	Outstanding as of March 31, 2006
Common Stock, $0.001 par value	25,839,203

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

--------------------------------
TABLE OF CONTENTS
--------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$58,612	$97,169
Prepayments and other receivables	37,027	45,205
Total Current Assets	95,639	142,374

OTHER ASSETS:
Construction in progress	828,109	409,104

TOTAL ASSETS	$923,748	$551,478

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,109,532	$647,337
Due to stockholders	241,407	241,407
Total Current Liabilities	1,350,939	888,744

TOTAL LIABILITIES	1,350,939	888,744

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock; 5,000,000 shares authorized; $0.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $0.001 par value; 100,000,000 shares authorized;
25,839,203 shares issued and outstanding at 31 March 2006 and December 31,2005	25,839	25,839
Additional paid-in capital	859,061	859,061
Accumulated (deficit)	(1,228,168)	(1,139,221)
Accumulated other comprehensive (loss)	(83,923)	(82,945)
Total Stockholders’ Equity (Deficiency)	(427,191)	(337,266)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$923,748	$551,478

See accompanying notes to the condensed consolidated financial statements

NT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

From January 1, 2006 to March 31, 2006 (UNAUDITED)

REVENUES	$76,923

OPERATING EXPENSES:
Depreciation and amortization	-
General and administrative expenses	166,093

TOTAL OPERATING EXPENSES	166,093

LOSS FROM OPERATIONS	(89,170)

OTHER INCOME
Loss from disposal of subsidiary	-
Interest income	223

NET OTHER INCOME	223

NET LOSS BEFORE TAXES AND MINORITY INTEREST	(88,947)

Provision for income taxes	-

NET LOSS BEFORE MINORITY INTEREST	(88,947)

Minority interest in subsidiary loss	-

NET LOSS	(88,947)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(978)

COMPREHENSIVE (LOSS)	$(89,925)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$-

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,839,203

See accompanying notes to the condensed consolidated financial statements

 NT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

From January 1, 2006 to March 31, 2006 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(88,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	-
Changes in assets and liabilities:
Decrease in prepayments and other receivables	8,178
Increase in accounts payable and accrued expense	462,195

Net cash provided by operating activities	381,426

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in construction in progress	(419,005)

Net cash (used) in investing activities	(419,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-
(Decrease) / increase in proceed from shareholder advances	-

Net cash provided (used) in financing activities	-

NET (DECREASE) IN CASH	(37,579)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(978)

CASH AT BEGINNING PERIOD	97,169

CASH AT END OF PERIOD	$58,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for income taxes	$-

See accompanying notes to the condensed consolidated financial statements

NT HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of NT Holding Corp. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Tagalder C3 Holdings Inc. (“Tagalder”) and Hopeful Asia Limited (“Hopeful”), and its 75% owned subsidiary Fujia Coking and Chemical Company Limited (“FJCC”). Certain amounts for minority interest were reflected in the consolidated balance sheet that represents minority shareholders' interest in the net equity of FJCC. All material inter-company accounts and transactions have been eliminated in the consolidation.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

NOTE 3 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $ 88,947 for the period ended March 31, 2006 and has negative working capital of $ 1,255,300. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations. NTHH started to generate revenue in the current quarter.

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

NOTE 4 - REVERSE MERGER AND ACQUISITION

On November 1, 2005, pursuant to the terms of an Agreement for Share Exchange entered into by and among the Company, Alan Lew, Tagalder, and the Shareholders of Tagalder (the "Shareholders"), the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of the Company's common stock. For accounting purposes such share exchange was treated as an acquisition of NTHH by, and a re-capitalization of, Tagalder. Tagalder is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of NTHH are not carried over and are adjusted to $0.

Tagalder entered into an Agreement for Share Purchase dated June 26, 2005 to purchase 100% ownership of Hopeful, which is the owner of 75% of FJCC. Such acquisition was accounted for in the financial statements of the Company under purchase accounting.

On March 12, 2006, the Company entered into a definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai") of which the Company and Jinhai form a Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI. As of the date of this report, the legal procedures as required by Chinese government for set up of Sino foreign joint venture was not completed and AAMI did not commence any operations as of March 31, 2006. As a result, there was no financial result associated with the operations of AAMI in the first quarter consolidated financial statements of the Company.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at March 31, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 6 - FOREIGN CURRENCY CONVERSION

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi ("RMB") of the PRC. The financial statements are translated into US dollar from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. The financial statements are translated into US dollars from RMB at an exchange rate of 8.07 RMB to 1.00 US dollar for assets and liabilities, weighted average exchange rates of 8.19 RMB to 1.00 US dollar for revenues and expenses and capital accounts are translated at their historical exchange rates when the capital transactions occurred. The change in conversion rate of RMB against US dollar resulted in a loss in translation of $ 978.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of FJCC's down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke production equipment.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Due to ex-stockholders of Hopeful Asia

Pursuant to the terms of the Agreement for Share Purchase to purchase 100% ownership of Hopeful by Tagalder, for a period of 12 months from Closing and upon FJCC distributing dividends in cash to Tagalder, Tagalder is obligated to remit 10% of the dividends received to the selling shareholders of Hopeful. The Company estimates that $46,245 will be paid by Tagalder to the selling shareholders of Hopeful as payment for the acquisition within the next three months and has recorded that amount as a current liability. There is a contingency that such 10% of the dividends received from FJCC may exceed $46,245.

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

Commitment with AAMI joint venture with Jinhai

On March 12, 2006, the Company entered into a definitive agreement with Jinhai to form AAMI in China. The Company will be responsible for investing US $2,000,000 into AAMI on or before the date that is one year after the incorporation of AAMI. In the event that the Company fails to deliver all or part of this funding obligation, the Company will be obligated to issue such number of shares of its common stock to Jinhai as equal in value to the amount of such deficiency. The value attributed to any such shares issued will be equal to the closing market price of our common stock on the Anniversary Date. As of the date of this report, the legal incorporation procedures as required by Chinese government for set up of Sino foreign joint venture was not completed. As a result, such $2,000,000 commitment was not recorded in the first quarter consolidated financial statements of the Company. $2,000,000 will be recorded as a liability of the Company upon the completion of the incorporation procedures of AAMI.

NOTE 9 - SUBSEQUENT EVENT

Share purchase agreement with Grand Canal Entertainment, Inc.

On April 7, 2006, we entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation (“Grand Canal”) and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder.

In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, which will be “restricted securities” for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us.

Grand Canal has no operations and is listed on the Pink Sheets.

On April 19, 2006, we completed this transaction with Grand Canal.

Acquisition of Shanxi Jinyan Coal and Chemical Company Limited

On May 1, 2006, FJCC entered into and closed on a material definitive agreement with Shanxi Jinyan Coal and Chemical Company Limited (“Jinyan”), and the shareholders of Jinyan. FJCC acquired 51% of the issued and outstanding stock of Jinyan from the shareholders of Jinyan. Consideration to be paid by FJCC was $5,000,000 worth of coal produced from Yong’an coal mine, of which FJCC owns drilling rights for 12 years. All requisite governmental approvals from China have been granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

As used in this report, the terms “Company”, “we”, “our”, “us” and “NTHH” refer to NT Holding Corp..

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "NTHH believes," "management believes" and similar languages. The forward-looking statements are based on the current expectations of NTHH and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

We view policies that have the most significant impact on NTHH's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006

Revenue

We recorded revenue amounted to $76,923 for the quarter ended March 31, 2006. In the first quarter of 2006 we have not commenced drilling Yong’an coal mine, the coal mine that our subsidiary FJCC owned a drilling right. However, we temporarily leased our drilling right on Yong’an coal mine to Shanxi Datong Tongjia Iron & Steel Co., Ltd, the 15% shareholder of FJCC (“Tongjia”). We collected a management fee from Tongjia, which was equal to 2% of the total value of coal drilled by Tongjia in the Yong’an coal mine.

General and Administrative

General and administrative expenses amounted to $166,093 for the quarter ended March 31, 2006 to maintain our FJCC operations in China as well as audit and legal expenses at the NTHH holding company level.

Net Loss

The net loss for the current quarter amounted to $88,947 as a result from our operations in China and professional fees incurred at the NTHH holding company level.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of March 31, 2006 was $58,612. Compared to the year ended December 31, 2005, our cash decreased by $38,557. This was mainly due to net cash flow provided from operating activities of $381,426 (which mainly resulted in increase in accounts and other payable of $462,195) offset by cash used in investing activities of $419,005 in construction in progress.

We are currently funding our operations from our private placement completed on November 30, 2005 and expect to be funded through cash flow from operations in 2006 upon FJCC and AAMI commencing their operations.

From time to time we may require extra funding through financing activities and investments to expand the operations of FJCC and AAMI. FJCC shall commence operations to drill into the coking coal mine and generates revenue through sales of coke raw material. However, FJCC will also construct its own facilities to process and extract products from coke as raw material. Funding is required for construction of facilities. Also, from time to time, we may come up with new expansion opportunities for which our management may consider seeking external funding and financing. On November 30, 2005, we completed a subscription agreement with First Asia Private Equity Investment Limited for an aggregate of $120,000 for 461,538 shares of our common stock. As of March 31, 2006 and the date of this report, we did not have any plan for additional funding.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no unregistered sale of equity for the quarter ended March 31, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended March 31, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Change of auditor

As approved by our Board of Directors, on February 24, 2006, the accounting firm of Child, Van Wagoner & Bradshaw, PLLC, was engaged to take over the audit responsibilities from Madsen & Associates CPAs, Inc.; and Madsen & Associates CPAs, Inc. was dismissed on that same date.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Child, Van Wagoner & Bradshaw, PLLC, we (or someone on our behalf) have not consulted with, Child, Van Wagoner & Bradshaw, PLLC, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

We have provided the information required to comply with Item 304(a)(3) of Regulation S-B as an exhibit to a previously filed Form 8-K.

We provided Madsen & Associates CPAs, Inc. with a copy of this disclosure and requested that Madsen & Associates CPAs, Inc. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of Madsen & Associates CPAs, Inc.'s letter of February 24, 2006, is filed as Exhibit 16 to a previously filed Current Report on Form 8-K.

During our two most recent fiscal years and the subsequent interim period through the date of dismissal, we have not had any disagreements with our former accountant, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

Establishment of joint venture in China

On March 7, 2006, we entered into a letter of intent with Jinhai. It is anticipated that we will form a Sino foreign joint venture company in China with Jinhai under the name of AAMI. The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI.

On March 12, 2006, we entered into a material definitive agreement with Jinhai, finalizing their joint venture agreement in pursuant to the letter of intent signed on March 7, 2006. We will be responsible for investing US $2,000,000 into AAMI on or before the date that is one year after the incorporation of AAMI. In the event that we fail to deliver all or part of this funding obligation, we will be obligated to issue such number of shares of our common stock to Jinhai as equal in value to the amount of such deficiency. The value attributed to any such shares issued will be equal to the closing market price of our common stock on the Anniversary Date. Jinhai will contribute all of its operations, equipment and other resources into AMMI to continue the operations as a coal refinery and coking coal producer in China.

Appointment of officers and directors

On March 15, 2006, Mr. Teo Chong Nghee was appointed as our Chief Operating Officer and as a member of our Board of Directors.

Also on March 15, 2006, Mr. Loo Pak Hong was appointed as our Chief Financial Officer.
The new directors and officers Mr. Teo and Mr. Loo have not been appointed to any committees of the Board of Directors. We do not currently have standing audit, nominating or compensation committees of the Board of Directors or any other committees performing similar functions. All applicable functions are currently being performed by the Board of Directors.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-QSB:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT HOLDING CORP.

/s/ Chun Ka Tsun
---------------------------------------
CHUN KA TSUN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 15, 2006

/s/ James Loo
---------------------------------------
James Loo
CHIEF FINANCIAL OFFICER
DATED: May 15, 2006