Form 10QSB
period 2006-06-30
NT HOLDING CORP.
filed 2006-08-21
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______TO______.

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                               Yes |_|  No |X|

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock             Outstanding as of June 30, 2006
--------------------------------------------------------------------------------
Common Stock, $0.001 par value                             25,839,203

Transitional Small Business Disclosure Format (check one):
                                                               Yes |_|  No |X|

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements
              Condensed Consolidated Balance Sheets
              Condensed Consolidated Statements of Operations and Comprehensive Income
              Condensed Consolidated Statements of Cash Flows
              Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations
Item  3.    Controls and Procedures

PART II - OTHER INFORMATION

Item  1.    Legal Proceedings
Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds
Item  3.    Defaults Upon Senior Securities
Item  4.    Submission of Matters to a Vote of Security Holders
Item  5.    Other Information
Item  6.    Exhibits

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                        NT HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                  JUNE 30, 2006        2005
                                                                  ------------    ------------
                                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                      $    713,810    $     97,169
   Inventories                                                       4,885,217              --
   Prepayments and other receivables                                 7,514,668          45,205
   Goodwill                                                            564,939              --
                                                                  ------------    ------------

                    Total Current Assets                            13,678,634         142,374

NON CURRENT ASSETS
  Property, plant and equipment                                      4,532,258              --
  Construction in progress                                           5,472,854         409,104
  Land use rights                                                       11,754              --
                                                                  ------------    ------------
                    Total Non Current Assets                        10,016,866         409,104

                                                                  ------------    ------------

TOTAL ASSETS                                                      $ 23,695,500    $    551,478
                                                                  ============    ============

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $  8,043,521    $    647,337
  Other payables                                                     4,803,807              --
  Due to stockholders                                                2,743,454         241,407
  Tax payable                                                          216,691              --
  Short term loan                                                    2,335,660              --
                                                                  ------------    ------------

                    Total Current Liabilities                       18,143,133         888,744

NON CURRENT LIABILITES
   Long term loan                                                      300,166              --

                                                                  ------------    ------------

TOTAL LIABILTIES                                                    18,443,299         888,744


MINORITY INTEREST                                                    4,596,735              --
STOCKHOLDERS' EQUITY
Preferred stock; 5,000,000 shares authorised; $0.001 par value;
0 shares issued and outstanding                                             --              --
Capital stock; 100,000,000 shares authorised; $0.001 par value;
25,839,203 shares issued and outstanding at 30 June 2006 and
December 31 2005                                                        25,839          25,839
Additional paid-in capital                                             859,061         859,061
Accumulated deficit                                                   (229,434)     (1,139,221)
Accumulated other comprehensive (loss)                                      --         (82,945)
                                                                  ------------    ------------
                    Total stockholders' equity                         655,466        (337,266)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 23,695,500    $    551,478
                                                                  ============    ============


    SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NT HOLDING CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                          SIX MONTHS     SIX MONTHS     THREE MONTHS    THREE MONTHS
                                         ENDED JUNE 30,  ENDED JUNE     ENDED JUNE 30   ENDED JUNE 30
                                             2006          30, 2005         2006            2005
                                          (unaudited)    (unaudited)     (unaudited)     (unaudited)
                                         ------------    ------------    ------------    ------------

REVENUES                                 $         --    $         --    $         --    $         --

OPERATING EXPENSES
   Depreciation and amortization                   --              --              --              --
   General and administrative expenses         29,204              --          29,204              --
                                         ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                       29,204              --          29,204              --
                                         ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                        (29,204)             --         (29,204)             --
OTHER INCOME
   Interest income                                 --               6              --               2
   Interest expense                                --          (8,248)             --          (4,070)
                                         ------------    ------------    ------------    ------------

NET OTHER INCOME (EXPENSE)                         --          (8,242)             --          (4,068)

                                         ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS
                                              (29,204)         (8,242)        (29,204)         (4,068)


TAXATION                                           --              --              --              --

                                         ------------    ------------    ------------    ------------
PROFIT AFTER TAXATION
                                              (29,204)         (8,242)        (29,204)         (4,068)

DISCONTINUED OPERATIONS
  Loss from discontinued operations           (88,035)        (31,843)            912         (12,210)
  Gain on disposal of subsidiary            1,027,026              --       1,027,026              --
                                         ------------    ------------    ------------    ------------
Income from discontinued operations           938,991         (31,843)      1,027,938         (12,210)
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $    909,787    $    (40,085)   $    998,734    $    (16,278)
                                         ============    ============    ============    ============

FOREIGN CURRENCY TRANSLATION                       --              --              --              --
                                         ------------    ------------    ------------    ------------

COMPRHENSIVE INCOME (LOSS)               $    909,787    $    (40,085)   $    998,734    $    (16,278)
                                         ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE:
  BASIC AND DILUITED                     $       0.04    $      (0.00)   $       0.04    $      (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  BASIC AND DILUTED                        25,538,544      25,538,544      25,538,544      25,538,544


    See accompanying notes to the condensed consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months      Six Months
                                                            Ended June     Ended June 30,
                                                             30, 2006         2005
                                                           ------------    ------------
                                                            (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net profits (loss)                                         $    909,787    $    (40,085)
Adjustments to reconcile net profits (loss) to net
  cash used in operating activities:

     Depreciation and amorisation                                    --           1,363

     Gain from discontinued operations                         (938,991)             --

   Changes in assets and liabilties:

      Increase in accounts payable and accrued expenses              --          20,037
                                                           ------------    ------------


      Net cash used in operating activities                     (29,204)        (18,685)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Increase in cash from acqiusition of subsidiaries        706,494              --

       Decrease in cash from disposal of subsidiaries           (60,649)             --

                                                           ------------    ------------

      Net cash used in investing activities                     645,845              --
                                                           ------------    ------------


NET INCREASE (DECREASE) IN CASH                                 616,641         (18,685)


EFFECT OF FOREIGN EXCHANGE RATE CHANGES                              --              --


CASH AT BEGINNING PERIOD                                         97,169              85
                                                           ------------    ------------


CASH AT END OF PERIOD                                      $    713,810    $    (18,600)
                                                           ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                  $         --    $         --
                                                           ------------    ------------

Non cash investing and financing activities

On June 30, 2006, the Company completed the acquisition of Shanxi Jinhai for $2,000,000 in debt. The debt has not been paid as of June 30, 2006. The following represents the assets purchased and liabilities assumed at the acquisition date:

         Cash and bank                             $                 706,494
         Other receivables                                         5,277,897
         Inventories                                               4,885,217
         Construction in progress                                  7,462,554
         Property, plant and equipment                             6,293,196
         Land use rights                                              16,321

         Total assets purchased                    $              24,641,679


         Accounts payables                         $               7,567,033
         Other payables                                            1,103,807
         Shareholders' loan                                        2,593,454
         Short term loan                                           2,335,660
         Tax payable                                                 179,920
         Accrued expenses                                            469,138
         Long term loan                                              300,166

         Total liabilities assumed                 $              14,549,178

         Net assets acquired                       $              10,092,501
                                                        ====================

         Total cash consideration paid             $                       -
                                                        =====================

    See accompanying notes to the condensed consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of NT Holding Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Tagalder C3 Holdings Inc. ("Tagalder"), Hopeful Asia Limited ("Hopeful") and its 75% owned subsidiary Fujia Coking and Chemical Company Limited ("FJCC"), American - Asia Metallurgical Industry Limited"("AAMI") and its 58% owned subsidiary Shanxi Jinhai Metal Group Limited ("Jinhai") as well as Eastbay Management Limited ("Eastbay") and its 70% owned subsidiary PT Borneo Mineral Projects ("PT Borneo"). Certain amounts for minority interest were reflected in the consolidated balance sheet that represents minority shareholders' interest in the net equity of Jinhai and PT Borneo. All material inter-company accounts and transactions have been eliminated in the consolidation.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

NOTE 3 - REVERSE MERGER, ACQUISITION AND BUSINESS DISPOSAL

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

Tagalder entered into an Agreement for Share Purchase dated June 26, 2005 to purchase 100% ownership of Hopeful, which is the owner of 75% of FJCC. Such acquisition was accounted for in the financial statements of the Company under purchase accounting. On June 19, 2006, the Company entered into a Purchase and Sale Agreement with System Wealth Limited ("System Wealth") wherein the Company agreed to transfer all of its interests in Tagalder to System Wealth in exchange for $800,000 to be paid in installments over a six month period. The loss from the operations of Tagalder was recorded as loss on discontinued operations in the statement of operations for both the current quarter and for the period ended June 30, 2006.

On March 12, 2006, the Company entered into a definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai") in which the Company and Jinhai form a Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI. On June 5, 2006, the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") of the People's Republic of China ("China") issued a "Certificate of Approval for the Establishment of Enterprises with Foreign Investment in the People's Republic of China" to authorize and approve the Company's formation and ownership of AAMI. The terms of the Acquisition were amended on June 27, 2006 and the transaction took the form of an acquisition by the Company through AAMI, not a joint venture as was originally contemplated in the agreement. On June 30, 2006, the Acquisition was completed and closed. Such acquisition was accounted for in the financial statements of the Company under purchase accounting. The balance sheets of AAMI and Jinhai as of June 30, 2006 were consolidated into the balance sheet of NTHH and no profit and loss of AAMI or Jinhai was consolidated into the statement of operations of NTHH for the current quarter and for the period ended June 30, 2006.

On April 7, 2006, the Company entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation ("Grand Canal") and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder. In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, will be "restricted securities" for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us. Grand Canal has no operations and is listed on the Pink Sheets. On April 19, 2006, the Company completed this transaction with Grand Canal. On June 17, 2006, the
Company entered into a Substitution Agreement with Grand Canal to mutually determine that it was in the best interest of each of the parties that Grand Canal return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement. As of the date of this report, the Company did not provide Grand Canal with any substitute consideration agreeable to Grand Canal.

On May 1, 2006 FJCC entered into and closed on a definitive agreement with Shanxi Jinyan Coal and Chemical Company Limited ("Jinyan"), and the shareholders of Jinyan (the "Shareholders"). Pursuant to the terms of such agreement, FJCC acquired 51% of the issued and outstanding stock of Jinyan from the Shareholders. Consideration to be paid by FJCC shall be a total of $5,000,000 worth of coal produced from Yong'an coal mine, of which FJCC owns drilling rights for 12 years. However, on May 18, 2006, all relevant parties agreed to rescind this definitive agreement. Pursuant to the terms of such rescission, the agreement was rescinded immediately and each of the parties was returned to the same position as that prior to the consummation of definitive agreement. As a result, no financial information of Jinyan was accounted for in the financial statements of NTHH for the current quarter or for the period ended and as of June 30, 2006

On May 10, 2006, the Company through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company ("Eastbay"), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects ("PT Borneo"). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export. It owns a right of concession on coal mines on a total of area 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%. The transaction was completed on June 2, 2006

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at June 30, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

NOTE 5 - FOREIGN CURRENCY CONVERSION

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

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. The financial statements are translated into US dollars from RMB at an exchange rate of 7.9956 RMB to 1.00 US dollar for assets and liabilities, weighted average exchange rates of 8.0063 RMB to 1.00 US dollar for revenues and expenses and capital accounts are translated at their historical exchange rates when the capital transactions occurred. The change in conversion rate of RMB against US dollar resulted in a loss in translation of $0 for the current quarter and $0 for the period ended June 30, 2006.

NOTE 6 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments of the Company are non-interest bearing advances to third parties with no fixed payment terms and deposits paid to suppliers for purchase of goods. Prepayments and other receivables as of June 30, 2006 and December 31, 2005 are summarized as follows:

                                       June 30,            December 31,
                                        2006                   2005
                                   -----------------   -----------------
                                      (unaudited)

Other receivables                  $       6,714,668   $          45,205
Receivable from subsidiary sales             800,000                  --
                                   -----------------   -----------------

Total                              $       7,514,668   $          45,205
                                   =================   =================

NOTE 7 - INVENTORIES

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value.

Inventories as of June 30, 2006 and December 31, 2005 are summarized as follows:

                                        June 30,         December 31,
                                         2006                 2005
                                   -----------------   -----------------
                                                         (unaudited)

Raw materials                      $       1,282,064   $              --
Work in progress                             947,641                  --
Finished goods                             2,655,512                  --
                                   -----------------   -----------------

Total                              $       4,885,217   $              --
                                   =================   =================

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of the Company is short-term non interest bearing borrowings from third parties with no fixed repayment terms. The breakdowns of the accounts payable as of June 30, 2006 and December 31, 2005 are as follows:

                                        June 30,         December 31,
                                          2006               2005
                                   -----------------   -----------------
                                     (unaudited)

Accounts payable                   $       7,568,883   $              --
Accrued expenses                             474,638               7,683
Short term borrowing                              --             639,654
                                   -----------------   -----------------

TOTAL                              $       8,043,521   $         647,337
                                   =================   =================

NOTE 9 - OTHER PAYABLES

Other payables of the Company are payables to the ex-shareholders' of PT Borneo and Shanxi Jinhai for the acquisition and some non-interest bearing short term advances from third parties. Other payables for the period ended June 30, 2006 are 4,803,807.

NOTE 10 - DUE TO STOCKHOLDERS

                                                                        June                 December
                                                                       30, 2006               31, 2005
                                                                       --------               --------
                                                                     (unaudited)

NTHH:
    Due to PNC Labs, Inc. (1)                                     $            150,000   $           150,000

                                                                 ---------------------   -------------------
Total NTHH                                                                    150,000               150,000

C3:
    Due to ex-shareholders of Hopeful Asia (2)                                      -                46,245

                                                                 ---------------------   -------------------
Total C3                                                                            -                46,245

Hopeful Asia:
    Due to ex-shareholders of Hopeful Asia (3)                                      -                45,162

                                                                 ---------------------   -------------------
Total C3                                                                                             45,162

Shanxi Jinhai
   Due to shareholder of Shanxi Jinhai (4)                                  2,593,454                     -

                                                                 ---------------------   -------------------
TOTAL                                                         $             2,743,454  $            241,407
                                                                 =====================   ===================




(1) Pursuant to the terms of the Tagalder Share Exchange Agreement, the Company acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of the common stock of the Company and an additional consideration of $150,000 shall be paid to PNC Labs, Inc. upon the earlier to occur of (a) the Company successfully raising at least $150,000 from third party investors, or (b) November 1, 2006.
(2) Pursuant to the terms of the Agreement for Share Purchase to purchase 100% ownership of Hopeful Asia Limited by Tagalder, for a period of 12 months from Closing, upon FJCC distributing dividends in cash to Tagalder, Tagalder is obligated to remit 10% of the dividends received to the selling shareholders of Hopeful Asia Limited. The Company originally estimated that $46,245 would be paid by Tagalder to the selling shareholders of Hopeful Asia Limited as payment for acquisition within the next 12 months and had recorded the amount as a current liability.
(3) Amounts due to the ex-stockholders of Hopeful Asia by Hopeful Asia are unsecured, interest free, and have no fixed repayment terms
(4) Amounts due to the stockholders of Shanxi Jinhai by Shanxi Jinhai are unsecured, interest free, and have no fixed repayment terms. The amount represents advance by the stockholders for Shanxi Jinhai's operations.

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

                                                                        June                 December
                                                                       30, 2006               31, 2005
                                                                       --------               --------
                                                                     (unaudited)

At cost:

   Buildings                                                  $             2,859,308                     -
   Machinery and equipment                                                  3,032,064                     -
   Motor Vehicles                                                             199,993                     -
   Office equipment                                                            44,687                     -
                                                                 ---------------------   -------------------
                                                                            6,136,052
                                                                 ---------------------   -------------------
Less: Accumulated depreciation                                                                            -

   Buildings                                                  $               404,836  $                  -
   Machinery and equipment                                                  1,068,475                     -
   Motor Vehicles                                                             100,593                     -
   Office equipment                                                            29,890                     -
                                                                 ---------------------   -------------------
                                                                            1,603,794
                                                                 ---------------------   -------------------

Plant and equipment , net                                     $             4,532,258                     -
                                                                 =====================   ===================

NOTE 12 - CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of Shanxi Jinhai's down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke and steel production equipment. The amount of construction in progress for June 30, 2006 is 5,472,854.

NOTE 13 - LAND USE RIGHTS

According  to the law of  China,  the  government  owns all the  land in  China.
Companies are authorized to possess and use of land through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years. The amount of land use rights for June 30, 2006 is 11,754.

NOTE 14 - GOODWILL

PT Borneo acquisition

The  accompanying   condensed  consolidated  financial  statements  include  the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

              Other receivables                                               $          1,100,000
              Construction in progress                                                      98,445

              Total assets purchased                                                     1,198,445

              Accrued expenses                                                $              5,500

              Total liabilities assumed                                                      5,500


              Net assets                                                      $          1,192,945

              Minority interest at 30%                                                     357,884

              Net assets acquired at 70%                                                   835,061
              Total consideration paid                                                   1,400,000

              Goodwill                                                                     564,939

The results of operations for PT Borneo for the period are included in the consolidated results of operations commencing July 1, 2006.




Unaudited statement of operations of PT Borneo:

                                                                    June 30, 2006         June 30, 2005

Revenue                                                         $                   - $                   -

Cost of goods sold                                                                  -                     -

                                                                     -----------------    ------------------
Gross profit (loss)                                                                 -                     -

Operating expenses
   Administrative expenses                                                          -                     -
   Finance expense                                                                  -                     -
                                                                     -----------------    ------------------
                                                                                    -                     -

Profit (loss) from operation                                                        -                     -

Other income                                                                        -                     -

                                                                     -----------------    ------------------
Profit (loss) before taxation                                                       -                     -

Income tax                                                                          -                     -

                                                                     -----------------    ------------------
Net profit (loss)                                               $                   - $                   -
                                                                     =================    ==================


The following unaudited pro forma combined condensed statements of income for the period ended June 30, 2006 and 2005 have been prepared as if the acquisition had occurred on January 1, 2006 and 2005. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                                            Pro Forma Combined
                                                                    June 30, 2006         June 30, 2005

Revenue                                                         $                   - $                   -

Gross profit                                                                        -                     -

Income from operations                                                       (29,204)                     -

Net income (loss)                                               $             909,787 $            (40,085)

Net income (loss) per share
    Basic and diluted                                           $                0.04 $              (0.00)

    Basic and diluted                                                   25,839,203           25,839,203


Shanxi Jinhai acquisition

The  accompanying   condensed  consolidated  financial  statements  include  the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

              Cash and bank                                                   $            706,494
              Other receivables                                                          5,277,897
              Inventories                                                                4,885,217
              Construction in progress                                                   7,462,554
              Property, plant and equipment                                              6,293,196
              Land use rights                                                               16,321

              Total assets purchased                                                    24,641,679


              Accounts payables                                               $          7,567,033
              Other payables                                                             1,103,807
              Shareholders' loan                                                         2,593,454
              Short term loan                                                            2,335,660
              Tax payable                                                                  179,920
              Accrued expenses                                                             469,138
              Long term loan                                                               300,166

              Total liabilities assumed                                       $         14,549,178

              Net assets                                                      $         10,092,501

              Minority interest at 42%                                                   4,238,851

              Net assets acquired at 58%                                                 5,853,650
              Total considerations paid                                                  2,000,000

              Negative goodwill                                               $        (3,853,650)

              Negative goodwill proportionately applied to
              Property, plant and equipment                                   $        (1,760,938)
              Negative goodwill proportionately applied to
              Construction in progress                                                 (2,088,145)
              Negative goodwill proportionately applied to
              Land use rights                                                              (4,567)

              Total                                                           $          3,853,650


The results of operations for Shanxi Jinhai for the period are included in the consolidated results of operations commencing July 1, 2006.

Unaudited statement of operations of Shanxi Jinhai

                                                                    June 30, 2006          June 30, 2005

Revenue                                                         $           10,875,975 $           1,492,902

Cost of goods sold                                                        (10,131,901)             1,688,427

                                                                     ------------------    ------------------
Gross profit (loss)                                                            744,074             (195,525)

Operating expenses
   Administrative expenses                                                     143,412                53,765
   Finance expense                                                             266,683               157,691
                                                                     ------------------    ------------------
                                                                               410,095               211,456

Profit (loss) from operation                                                   333,979             (406,981)

Other income                                                                    12,346                81,356

                                                                     ------------------    ------------------
Profit (loss) before taxation                                                  346,325             (325,625)

Income tax                                                                     114,701                   122

                                                                     ------------------    ------------------
Net profit (loss)                                               $              231,624 $           (325,503)
                                                                     ==================    ==================


The following unaudited pro forma combined condensed statements of income for the period ended June 30, 2006 and 2005 have been prepared as if the acquisition had occurred on January 1, 2006 and 2005. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                                            Pro Forma Combined
                                                                    June 30, 2006         June 30, 2005

Revenue                                                         $          10,875,975 $           1,492,902

Gross profit (loss)                                                           744,074             (195,525)

Income (loss) from operations                                                 317,104             (359,167)

Net income (loss)                                               $           1,073,334 $           (229,018)

Net income per share
    Basic and diluted                                           $                0.04 $              (0.01)

    Basic and diluted                                                      25,839,203            25,839,203


NOTE 15 - SHORT TERM AND LONG TERM LOAN

Short-term and long term loans are obtained from third parties which are non-interest bearing and non-secured. The Company did not obtain new loans during the quarter ended June 30, 2006. The increase in short-term and long-term bank loans is from the acquisition of Shanxi Jinhai.

NOTE 16 - TAX PAYABLE

Tax payable mainly represents the net of profits tax payable amounting to $216,691 as at June 30, 2006. The tax payable is caused by the acquisition of Shanxi Jinhai during the period.

NOTE 17 - SUBSEQUENT EVENT

Letter of Intent signed with Euro - Pacific Minerals Development Corporation

On August 5, 2006, the Company entered into a letter of intent with Euro - Pacific Minerals Development Corporation ("Euro"), a private company established in The Philippines in 2006, to acquire 40% of the equity of Euro. Euro owns a 25 year mining right granted by The Philippines Government to exploit and produce a nickel ore located in The Philippines. Euro has approximately 10 permanent employees. The Company proposed to acquire its 40% equity stake of Euro for not more than US$800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the six months ended June 30, 2006.

As used in this report, the terms "Company", "we", "our", "us" and "NTHH" refer to NT Holding Corp.

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

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize  revenue in accordance with Staff  Accounting  Bulletin ("SAB") No.
104. All of the following criteria must exist in order for us to recognize revenue:

         1. Persuasive evidence of an arrangement exists; 2. Delivery has occurred or services have been rendered; 3. The seller's price to the buyer is fixed or determinable; and 4. Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

General and Administrative

General and administrative expenses amounted to $29,204 for the quarter ended June 30, 2006 for audit and legal expenses in NTHH holding company level.

Net Loss

The net loss for the current quarter amounted to $29,204 as a result from our professional fees incurred in NTHH holding company level.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

General and Administrative

General and administrative expenses amounted to $29,204 for the period ended June 30, 2006 for audit and legal expenses in NTHH holding company level.

Net Loss

The net loss for the current quarter amounted to $29,204 as a result from our professional fees incurred in NTHH holding company level.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of June 30, 2006 was $713,810. Compared to the year ended December 31, 2005, our cash increased by $616,641. This was mainly due consolidation of cash balance of Jinhai into our balance sheet as a result of our acquisition of Jinhai on June 30, 2006.

We are currently funding our operations from our private placement completed on November 30, 2005, shareholders loans and cash flow from operations from Jinhai operations.

From time to time we may require extra funding through financing activities and investments to expand the operations of Jinhai and PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of June 30, 2006 and date of this report, we did not have any plan for additional funding.

ITEM 3.  CONTROLS AND PROCEDURES.

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

There has been no unregistered sale of equity for the quarter ended June 30, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended June 30, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Appointment of officers and directors

On March 15, 2006, Mr. Loo Pak Hong was appointed as our Chief Financial Officer. On April 5, 2006, Mr. Loo Pak Hong was further appointed to the Company's Board of Directors.

There were no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which the new director had, or are to have, a direct or indirect material interest. The new director has not been appointed to any committees of the Board of Directors. We do not currently have standing audit, nominating or compensation committees of the Board of Directors or any other committees performing similar functions. All applicable functions are currently being performed by the Board of Directors.

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



NT HOLDING CORP.



/s/ Chun Ka Tsun
---------------------------------------
CHUN KA TSUN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 21, 2006


/s/ Loo Pak Hong
---------------------------------------
Loo Pak Hong
CHIEF FINANCIAL OFFICER
DATED: August 21, 2006