Form 10QSB/A
period 2006-06-30
NT HOLDING CORP.
filed 2006-11-15
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2006

o	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______to______.

Commission file number __

NT HOLDING CORP.

(Name of Small Business Issuer in Its Charter)

Nevada(Reincorporated)	65-1129912
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8TH FLOOR, NO. 211 JOHNSTON ROAD, WANCHAI, HONG KONG
(Address of principal executive offices)	(Zip Code)

(852) 2836-6202

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)	Yes	No	X

The number of shares outstanding of each of the issuer's class of equity as of the latest practicable date is stated below:

Title of each class of Common Stock

Outstanding as of June 30, 2006

---------------------------------------------------------------------------------------------------------------------------

Common Stock, $0.001 par value

25,839,203

Transitional Small Business Disclosure Format (check one):

Yes       No   X

NYCDMS/431734.4

Explanatory Note

In November 2006, the Company’s Board of Directors determined that the Company’s financial statements for the quarters ended June 30, 2006 filed with the Securities and Exchange Commission on August 22, 2006 contained certain material inaccuracies and should be restated. The Company’s Board of Directors determined that items on its balance sheets including inventories were materially overstated and that certain liabilities including other payables were materially understated, and that other items on the balance sheet were incorrect. The reason for these inaccuracies was due to audit adjustments made on Shanxi Jinhai’s 2004 and 2005 accounts. Management reconstructed the financial statements for the quarter ended June 30, 2006. As a result of the foregoing, the Company has restated its financial statements for the six months ended June 30, 2006. The restatement resulted in no change to net income or earnings per share

NYCDMS/431734.4

--------------------------------

TABLE OF CONTENTS

--------------------------------

PART I - FINANCIAL INFORMATION

Item  1.

Financial Statements

■

Condensed Consolidated Balance Sheets

■

Condensed Consolidated Statements of Operations and Comprehensive

Income

■

Condensed Consolidated Statements of Cash Flows

■

Notes to Condensed Consolidated Financial Statements

Item  2.

Management’s Discussion & Analysis of Financial Condition and

Results of Operations

Item  3.

Controls and Procedures

PART II - OTHER INFORMATION

Item  1.     Legal Proceedings

Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item  3.     Defaults Upon Senior Securities

Item  4.     Submission of Matters to a Vote of Security Holders

Item  5.     Other Information

Item  6.     Exhibits

NYCDMS/431734.4

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	Restated

CURRENT ASSETS
Cash and cash equivalents	$618,692	$97,169
Inventories	3,688,130	-
Prepayments and other receivables	5,160,524	45,205
Total Current Assets	9,467,346	142,374

NON CURRENT ASSETS
Property, plant and equipment	4,872,599	-
Construction in progress	6,310,015	409,104
Goodwill	564,939	-
Total Non Current Assets	11,747,553	409,104

TOTAL ASSETS	$21,214,899	$551,478

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,284,475	$647,337
Other payables	5,819,259	-
Due to stockholders	150,000	241,407
Deferred Revenue	3,909,951	-
Tax payable	401,045	-

NYCDMS/431734.4

Short term loan	2,548,277	-
Total Current Liabilities	16,113,007	888,744

Non CURRENT LIABILITES
Long term loan	300,166	-

TOTAL LIABILTIES	16,413,173	888,744

MINORITY INTEREST	4,146,260	-

STOCKHOLDERS' EQUITY
Preferred stock; 5,000,000 shares authorised; $0.001 par value;
0 shares issued and outstanding	-	-
Capital stock; 100,000,000 shares authorised; $0.001 par value;
25,839,203 shares issued and outstanding at 30 June 2006 and
December 31 2005	25,839	25,839
Additional paid-in capital	859,061	859,061
Accumulated deficit	(229,434)	(1,139,221)
Accumulated other comprehensive (loss)	-	(82,945)
Total stockholders' equity	655,466	(337,266)

TOTAL LIABILITIES AND	$21,214,899	$551,478
STOCKHOLDERS' EQUITY

See accompanying notes to the condensed consolidated financial statements

NYCDMS/431734.4

 NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Six months Ended June 30, 2006	Six months Ended June 30, 2005	Three Months Ended June 30 2006	Three Months Ended June 30 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization	-	-	-	-
General and administrative expenses	29,204	-	29,204	-

TOTAL OPERATING EXPENSES	29,204	-	29,204	-

(LOSS) FROM OPERATIONS	(29,204)	-	(29,204)	-

OTHER INCOME
Interest income	-	6	-	2
Interest expense	-	(8,248)	-	(4,070)

NET OTHER INCOME (EXPENSE)	-	(8,242)	-	(4,068)

LOSS FROM CONTINUING OPERATIONS	(29,204)	(8,242)	(29,204)	(4,068)

TAXATION	-	-	-	-

PROFIT AFTER TAXATION	(29,204)	(8,242)	(29,204)	(4,068)

DISCONTINUED OPERATIONS

NYCDMS/431734.4

Loss from discontinued operations	(88,035)	(31,843)	912	(12,210)
Gain on disposal of subsidiary	1,027,026	-	1,027,026	-
Income from discontinued operations	938,991	(31,843)	1,027,938	(12,210)

NET INCOME (LOSS)	$909,787	$(40,085)	$998,734	$(16,278)

FOREIGN CURRENCY TRANSLATION	-	-	-	-

COMPRHENSIVE INCOME (LOSS)	$909,787	$(40,085)	$998,734	$(16,278)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUITED	$0.04	$(0.00)	$0.04	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
BASIC AND DILUTED	25,538,544	25,538,544	25,538,544	25,538,544

See accompanying notes to the condensed consolidated financial statements

NYCDMS/431734.4

 NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss)	$909,787	$(40,085)
Adjustments to reconcile net profits (loss) to net
cash used in operating activities:
Depreciation and amorisation	-	1,363
Gain from discontinued operations	(938,991)	-

Changes in assets and liabilties:
Increase in accounts payable and accrued expenses	-	20,037

Net cash used in operating activities	(29,204)	(18,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash from acqiusition of subsidiaries	611,376	-
Decrease in cash from disposal of subsidiaries	(60,649)	-

Net cash used in investing activities	550,727	-

NET INCREASE (DECREASE) IN CASH	521,523	(18,685)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES	-	-

CASH AT BEGINNING PERIOD	97,169	85

NYCDMS/431734.4

CASH AT END OF PERIOD	$618,692	$(18,600)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities

On June 30, 2006, the Company completed the acquisition of Shanxi Jinhai for $2,000,000 cash. The consideration has not been paid as at June 30, 2006. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and bank	$611,376
Other receivables and prepayments	2,923,752
Inventories	3,688,130
Construction in progress	8,022,541
Property, plant and equipment	6,293,196

Total assets purchased	$21,538,995
Accounts payables	$2,072,218
Other payables	2,119,259
Deferred Revenue	3,909,951
Short term loan	2,548,277
Tax payable	364,273
Accrued expenses	1,204,907
Long term loan	300,166

Total liabilities assumed	$12,519,051

Net assets acquired	$9,019,944

Total considerations paid	$-

See accompanying notes to the condensed consolidated financial statements

NYCDMS/431734.4

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Tagalder C3 Holdings Inc. (“Tagalder”), Hopeful Asia Limited (“Hopeful”) and its 75% owned subsidiary Fujia Coking and Chemical Company Limited (“FJCC”), 100% owned American - Asia Metallurgical Industry Limited"("AAMI") and its 58% owned subsidiary Shanxi Jinhai Metal Group Limited ("Jinhai") as well as Eastbay Management Limited (“Eastbay”) and its 70% owned subsidiary PT Borneo Mineral Projects (“PT Borneo”). Certain amounts for minority interest were reflected in the consolidated balance sheet that represents minority shareholders' interest in the net equity of Jinhai and PT Borneo.  All material inter-company accounts and transactions have been eliminated in the consolidation.

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

NYCDMS/431734.4

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

Tagalder entered into an Agreement for Share Purchase dated June 26, 2005 to purchase 100% ownership of Hopeful, which is the owner of 75% of FJCC.  Such acquisition was accounted for in the financial statements of the Company under purchase accounting.  On June 19, 2006, the Company entered into a Purchase and Sale Agreement with System Wealth Limited (“System Wealth”) wherein the Company agreed to transfer all of its interests in Tagalder to System Wealth in exchange for $800,000 to be paid in installments over a six month period.  The loss from the operations of Tagalder was recorded as loss on discontinued operations in the statement of operations for both the current quarter and for the period ended June 30, 2006.

On March 12, 2006, the Company entered into a definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai") in which the Company and Jinhai form a Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). The Company will have a 70% interest in AAMI and Jinhai will have a 30% interest in AAMI.  On June 5, 2006, the Ministry of Foreign Trade and Economic Cooperation (“MOFTEC”) of the People’s Republic of China (“China”) issued a “Certificate of Approval for the Establishment of Enterprises with Foreign Investment in the People’s Republic of China” to authorize and approve the Company’s formation and ownership of AAMI.  The terms of the Acquisition were amended on June 27, 2006 and the transaction took the form of an acquisition by the Company through AAMI, not a joint venture as was originally contemplated in the agreement.  On June 30, 2006, the Acquisition was completed and closed.  Such acquisition was accounted for in the financial statements of the Company under purchase accounting.  The balance sheets of AAMI and Jinhai as of June 30, 2006 were consolidated into the balance sheet of NTHH and no profit and loss of AAMI or Jinhai was consolidated into the statement of operations of NTHH for the current quarter and for the period ended June 30, 2006.

On April 7, 2006, the Company entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation (“Grand Canal”) and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder.  In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, will be “restricted securities” for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us.  Grand Canal has no operations and is listed on the Pink Sheets.  On April 19, 2006, the Company completed this transaction with Grand Canal.  On June 17, 2006, the Company entered into a Substitution Agreement with Grand Canal to mutually determine that it was in the best interest of each of the parties that Grand Canal return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with

NYCDMS/431734.4

substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement.  On September 27, 2006, the Company entered into a material definitive agreement with Shanxi Linfen Lingu Coal Mine Limited (“Lingu”), a coal mining company located in Shanxi, China. The Company purchased 62.5% of the equity ownership of Lingu through GCNL.  The total consideration to be issued by the Company will be 9,023,200 shares of the common stock of GCNL that is owned by the Company in exchange for 62.5% of the equity ownership of Lingu. As of the date of this report, due to certain subsequent events, the parties have mutually determined that it is in the best interest of each of the parties to execute the Rescission Agreement, recinding both of these agreements and unwinding the deal altogether. As a result of the Rescission Agreement, NT shall not be responsible for providing any projects to Grand Canal, and all ownership of Grand Canal will transfer to its original shareholders.

On May 1, 2006 FJCC entered into and closed on a definitive agreement with Shanxi Jinyan Coal and Chemical Company Limited (“Jinyan”), and the shareholders of Jinyan (the “Shareholders”). Pursuant to the terms of such agreement, FJCC acquired 51% of the issued and outstanding stock of Jinyan from the Shareholders. Consideration to be paid by FJCC shall be a total of $5,000,000 worth of coal produced from Yong’an coal mine, of which FJCC owns drilling rights for 12 years.  However, on May 18, 2006, all relevant parties agreed to rescind this definitive agreement. Pursuant to the terms of such rescission, the agreement was rescinded immediately and each of the parties was returned to the same position as that prior to the consummation of definitive agreement.  As a result, no financial information of Jinyan was accounted for in the financial statements of NTHH for the current quarter or for the period ended and as of June 30, 2006

On May 10, 2006, the Company through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company (“Eastbay”), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects (“PT Borneo”). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export.  It owns a right of concession on coal mines on a total of area 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.  Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%.  The transaction was completed on June 2, 2006

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NYCDMS/431734.4

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

NOTE 6 PREPAYMENTS AND OTHER RECEIVABLES

Other receivables of the Company amounting to 4,360,524 are non-interest bearing advances to third parties with no fixed payment terms and deposits paid to suppliers for purchase of goods. Prepayments and other receivables as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(unaudited)

Other receivables	$4,360,524	$45,205
Receivable from subsidiary sales	800,000	-

Total	$5,160,524	$45,205

NOTE 7 – INVENTORIES

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Inventories are coking coals, coke and cast irons.

Inventories as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(unaudited)

Raw materials	$1,178,190	$-
Work in progress	506,754	-
Finished goods	2,003,186	-

Total	$3,688,130	$-

NYCDMS/431734.4

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of the Company is short-term non interest bearing borrowings from third parties with no fixed repayment terms. The breakdowns of the accounts payable as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
	(unaudited)

Accounts payable	$2,074,068	$-
Accrued expenses	1,210,407	7,683
Short term borrowing	-	639,654

TOTAL	$3,284,475	$647,337

NOTE 9 – OTHER PAYABLES

Other payables of the Company are payables to the ex-shareholders’ of PT Borneo and Shanxi Jinhai for the acquisition and some non-interest bearing short term advances from third parties and Shanxi Jinhai’s stockholders. Other payables for the period ended June 30, 2006 are 5,819,259

NOTE 10 – DUE TO STOCKHOLDERS

		June 30, 2006		December 31, 2005
		(unaudited)

NTHH:	$		$
Due to PNC Labs, Inc. (1)		150,000		150,000

Total NTHH		150,000		150,000

C3:
Due to ex-shareholders of Hopeful Asia (2)		-		46,245

Total C3		-		46,245

Hopeful Asia:
Due to ex-shareholders of Hopeful Asia (3)		-		45,162

Total C3				45,162

TOTAL		$150,000		$241,407

NYCDMS/431734.4

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

(3)

Amounts due to the ex-stockholders of Hopeful Asia by Hopeful Asia are unsecured, interest free, and have no fixed repayment terms

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

	June 30, 2006	December 31, 2005
	(unaudited)

At cost:

Buildings	$3,232,726	$-
Machinery and equipment	3,285,650	-
Motor Vehicles	36,987	-
Office equipment	138,361	-
	6,693,724

Less: Accumulated depreciation	(1,821,125)	-

Plant and equipment , net	$4,872,599	$-

NOTE 12 – CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of Shanxi Jinhai’s down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke and steel production equipment. The amount of construction in progress for June 30, 2006 is 6,310,015.

NOTE 13 – DEFERRED REVENUE

Deferred revenue represents customer deposits received by subsidiary Shanxi Jinhai. Common for the industry in PRC, suppliers often do not sell products to others without receiving payment in

NYCDMS/431734.4

advance. Consequently, the Company receives payment for much of its products it sells in advance of shipping it, and perhaps even before it is manufactured.

NOTE 14 – GOODWILL

PT Borneo acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Other receivables	$1,100,000
Construction in progress	98,445

Total assets purchased	1,198,445

Accrued expenses	$5,500

Total liabilities assumed	5,500

Net assets	$1,192,945

Minority interest at 30%	357,884

Net assets acquired at 70%	835,061
Total consideration paid	1,400,000

Goodwill	564,939

The results of operations for PT Borneo for the period are included in the consolidated results of operations commencing July 1, 2006.

Unaudited statement of operations of PT Borneo:

	June 30, 2006	June 30, 2005

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit (loss)	-	-

Operating expenses
Administrative expenses	-	-
Finance expense	-	-

NYCDMS/431734.4

	-	-

Profit (loss) from operation	-	-

Other income	-	-

Profit (loss) before taxation	-	-

Income tax	-	-

Net profit (loss)	$-	$-

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

	Pro Forma Combined
	June 30, 2006	June 30, 2005

Revenue	$-	$-

Gross profit	-	-

Income from operations	(29,204)	-

Net income (loss)	$909,787	$(40,085)

Net income (loss) per share
Basic and diluted	$0.04	$(0.00)

Basic and diluted	25,839,203	25,839,203

NYCDMS/431734.4

Shanxi Jinhai acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Cash and bank	$611,376
Other receivables	2,923,752
Inventories	3,688,130
Construction in progress	8,022,541
Property, plant and equipment	6,293,196

Total assets purchased	21,538,995

Accounts payables	$2,072,218
Other payables	2,119,259
Short term loan	2,548,277
Deferred Revenue	3,909,951
Tax payable	364,273
Accrued expenses	1,204,907
Long term loan	300,166

Total liabilities assumed	$12,519,051

Net assets	$9,019,944

Minority interest at 42%	3,788,376

Net assets acquired at 58%	5,231,568
Total considerations paid	2,000,000

Negative goodwill	$3,231,568

Negative goodwill proportionately applied to
Property, plant and equipment	$(1,420,597)
Negative goodwill proportionately applied to
Construction in progress	(1,810,971)

Total	$-

The results of operations for Shanxi Jinhai for the period are included in the consolidated results of operations commencing July 1, 2006.

NYCDMS/431734.4

Unaudited statement of operations of Shanxi Jinhai

	June 30, 2006	June 30, 2005

Revenue	$10,875,024	$1,492,902

Cost of goods sold	10,080,334	1,688,427

Gross profit (loss)	794,690	(195,525)

Operating expenses
Administrative expenses	158,863	53,765
Finance expense	266,659	157,691
	425,522	211,456

Profit (loss) from operation	369,168	(406,981)

Other income	12,345	81,356

Profit (loss) before taxation	381,513	(325,625)

Income tax	127,148	122

Net profit (loss)	$254,365	$(325,503)

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

	Pro Forma Combined
	June 30, 2006	June 30, 2005

Revenue	$10,875,024	$1,492,902

Gross profit (loss)	794,690	(195,525)

Income (loss) from operations	184,913	(359,167)

Net income (loss)	$1,057,319	$(229,018)

Net income per share
Basic and diluted	$0.04	$(0.01)

Basic and diluted	25,839,203	25,839,203

NYCDMS/431734.4

NOTE 15 – SHORT TERM AND LONG TERM LOAN

Short-term and long term loans are obtained from third parties which are non-interest bearing and non-secured. The Company did not obtain new loans during the quarter ended June 30, 2006. The increase in short-term and long-term bank loans is from the acquisition of Shanxi Jinhai.

NOTE 16 – TAX PAYABLE

Tax payable mainly represents the net of profits tax payable amounting to $401,045 as at June 30, 2006. The tax payable is caused by the acquisition of Shanxi Jinhai during the period.

NOTE 17 – SUBSEQUENT EVENT

Letter of Intent signed with Euro – Pacific Minerals Development Corporation

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

NOTE 18 – RESTATEMENT

In November 2006, the Company’s Board of Directors determined that the Company’s financial statements for the quarters ended June 30, 2006 filed with the Securities and Exchange Commission on August 22, 2006 contained certain material inaccuracies and should be restated. The Company’s Board of Directors determined that items on its balance sheets including inventories were materially overstated and that certain liabilities including other payables were materially understated, and that other items on the balance sheet were incorrect. The reason for these inaccuracies was due to audit adjustments made on Shanxi Jinhai’s 2004 and 2005 accounts. Management reconstructed the financial statements for the quarter ended June 30, 2006. As a result of the foregoing, the Company has restated its financial statements for the six months ended June 30, 2006. The restatement resulted in no change to net income or earnings per share.  The changes to the financial statements as restated are as follows:

	June 30, 2006
	Restated	Previously Reported
Cash and cash equivalents	$618,692	713,810
Inventories	3,688,130	4,885,217
Prepayments and other receivables	5,160,524	7,514,668
Property plant and equipment	4,532,258	4,872,599

NYCDMS/431734.4

Construction in progress	5,472,854	6,310,015
Total assets	23,695,500	21,214,899

Accounts payable and accrued expenses	8.043.521	3,284,475
Other payables	4,803,807	5,819,259
Due to stockholders	2,743,454	150,000
Tax payable	216,691	401,045
Short term loan	2,335,660	2,548,277
Long term loan	300,166	300,166

Minority interest	4,596,735	4,146,260

Common stock	25,839	25,839
Additional paid-in capital	859,061	859,061
Accumulated deficit	(229,434)	(229,434)
Accumulated other comprehensive loss	-	-
Total liabilities and stockholders’ equity	$23,695,500	21,214,899

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

As used in this report, the terms “Company”, “we”, “our”, “us” and “NTHH” refer to NT Holding Corp.

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

NYCDMS/431734.4

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

General and Administrative

NYCDMS/431734.4

General and administrative expenses amounted to $29,204 for the quarter ended June 30, 2006 for audit and legal expenses in NTHH holding company level.

Net Loss

The net loss for the current quarter amounted to $29,204 as a result from our professional fees incurred in NTHH holding company level.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

General and Administrative

General and administrative expenses amounted to $29,204 for the period ended June 30, 2006 for audit and legal expenses in NTHH holding company level.

Net Loss

The net loss for the current quarter amounted to $29,204 as a result from our professional fees incurred in NTHH holding company level.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of June 30, 2006 was $618,692.  Compared to the year ended December 31, 2005, our cash increased by $521,523.  This was mainly due consolidation of cash balance of Jinhai into our balance sheet as a result of our acquisition of Jinhai on June 30, 2006.

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

NYCDMS/431734.4

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no unregistered sale of equity for the quarter ended June 30, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended June 30, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

NYCDMS/431734.4

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

NYCDMS/431734.4

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT HOLDING CORP.

/s/ Chun Ka Tsun

---------------------------------------

CHUN KA TSUN

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATED: November 14, 2006

/s/ Loo Pak Hong

---------------------------------------

Loo Pak Hong

CHIEF FINANCIAL OFFICER

DATED: November 14, 2006

NYCDMS/431734.4