Form 10QSB
period 2006-09-30
NT HOLDING CORP.
filed 2006-11-22
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

                        Commission file number 000-15303


                                NT HOLDING CORP.
                 (Name of Small Business Issuer in Its Charter)


           Nevada (Reincorporated)                          65-1129912
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


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

Title of each class of Common Stock         Outstanding as of September 30, 2006
--------------------------------------------------------------------------------
Common Stock, $0.001 par value              25,839,203

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                -----------------
                                TABLE OF CONTENTS
                                -----------------

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            o     Condensed Consolidated Balance Sheets                        3
            o     Condensed Consolidated Statements of Operations and
                  Comprehensive Income                                         4
            o     Condensed Consolidated Statements of Cash Flows              5
            o     Notes to Condensed Consolidated Financial Statements         6

Item 2.     Management's Discussion & Analysis of Financial Condition and
            Results of Operations                                             16

Item 3.     Controls and Procedures                                           18

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.     Defaults Upon Senior Securities                                   19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits                                                          19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NT HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                                                         2006            2005
                                                                     -------------   -------------
                                                                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                         $     701,437   $      97,169
   Accounts receivable                                                   1,404,510              --
   Inventories                                                           4,878,567              --
   Prepayments and other receivables                                     5,399,893          45,205
                                                                     -------------   -------------
                    Total Current Assets                                12,384,407         142,374
                                                                     -------------   -------------

NON CURRENT ASSETS
  Property, plant and equipment                                          5,492,495              --
  Construction in progress                                               6,246,576         409,104
  Goodwill                                                                 564,939              --
                                                                     -------------   -------------
                    Total Non Current Assets                            12,304,010         409,104
                                                                     -------------   -------------

TOTAL ASSETS                                                         $  24,688,417   $     551,478
                                                                     =============   =============

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $   6,283,833   $     647,337
  Other payables                                                         5,761,810              --
  Due to stockholders                                                      150,000         241,407
  Deferred revenue                                                       3,598,442              --
  Tax payable                                                              678,841              --
  Short term loan                                                        2,521,345              --
                                                                     -------------   -------------
                    Total Current Liabilities                           18,994,271         888,744
                                                                     -------------   -------------

Non-CURRENT LIABILITIES
   Long term loan                                                          303,464              --

TOTAL LIABILITIES                                                       19,297,735         888,744
                                                                     -------------   -------------

MINORITY INTEREST                                                        4,371,411              --

STOCKHOLDERS' EQUITY
Preferred stock; 5,000,000 shares authorised; $0.001 par value;
 0 shares issued and outstanding                                                --              --
Capital stock; 100,000,000 shares authorised; $0.001 par value;
 25,839,203 shares issued and outstanding at 30 September 2006 and
 December 31, 2005                                                          25,839          25,839
Additional paid-in capital                                                 859,061         859,061
Accumulated deficit                                                         32,314      (1,139,221)
Accumulated other comprehensive income                                     102,057         (82,945)
                                                                     -------------   -------------
                    Total Stockholders' Equity                           1,019,271        (337,266)
                                                                     -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  24,688,417   $     551,478
                                                                     =============   =============

    See accompanying notes to the condensed consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (UNAUDITED)

                                                 Nine months      Nine months       Three months     Three months
                                                   Ended             Ended             Ended             Ended
                                                September 30,    September 30,     September 30,     September 30,
                                                    2006              2005              2006              2005
                                                 (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                               --------------    --------------    --------------    --------------
REVENUES                                       $    5,268,814    $           --    $    5,268,814    $           --

COST OF SALES                                       4,364,496                --         4,364,496                --
                                               --------------    --------------    --------------    --------------
GROSS PROFIT                                          904,318                --           904,318                --

OPERATING EXPENSES
   Selling and distribution expenses                    7,785                --             7,785               682
   General and administrative expenses                142,233                --           113,029            11,528
                                               --------------    --------------    --------------    --------------

TOTAL OPERATING EXPENSES                              150,018                --           120,814            12,210
                                               --------------    --------------    --------------    --------------

PROFIT / (LOSS) FROM OPERATIONS                       754,300                --           783,504           (12,210)

OTHER INCOME
   Interest income                                     20,483                 6            20,483                 2
   Interest expense                                   (54,929)           (8,248)          (54,929)           (4,070)
                                               --------------    --------------    --------------    --------------

NET OTHER INCOME (EXPENSE)                            (34,446)           (8,242)          (34,446)           (4,068)
                                               --------------    --------------    --------------    --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS              719,854            (8,242)          749,058           (16,278)
TAX EXPENSE                                          (262,159)               --          (262,159)               --
                                               --------------    --------------    --------------    --------------
PROFIT AFTER TAXATION                                 457,695            (8,242)          486,899           (16,278)

MINORITY INTERESTS                                   (225,151)               --          (225,151)               --

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations         (88,035)          131,348                --           179,469
   Gain on disposal of subsidiary                   1,027,026                --                --                --
                                               --------------    --------------    --------------    --------------
Income from discontinued operations                   938,991           131,348                --           179,469
                                               --------------    --------------    --------------    --------------

NET INCOME (LOSS)                              $    1,171,535    $      123,106    $      261,748    $      163,191
                                               ==============    ==============    ==============    ==============

FOREIGN CURRENCY TRANSLATION                          102,057                --           102,057                --
                                               --------------    --------------    --------------    --------------

COMPREHENSIVE INCOME (LOSS)                    $    1,273,592    $      123,106    $      363,805    $      163,191
                                               ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER SHARE:
  BASIC AND DILUITED                           $         0.05    $         0.04    $         0.01    $         0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED                                25,538,544         3,212,635        25,538,544         3,461,261

    See accompanying notes to the condensed consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine months       Nine months
                                                                Ended             Ended
                                                            September 30,     September 30,
                                                                2006              2005
                                                           --------------    --------------
                                                             (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profits (loss)                                         $    1,171,535    $      123,106
Adjustments to reconcile net profits (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                                135,402             1,703
     Gain from liquidation of assets and liabilities                   --          (170,046)
     Gain from discontinued operations                           (938,991)               --
     Minority interests                                           225,151                --

Changes in operations assets and liabilties,
  net of acquisitions:
(Increase) /  Decrease in:
     Accounts receivable                                       (1,404,510)               --
     Inventories                                               (1,190,437)               --
     Other receivables and prepayments                           (386,141)               --
Increase / (Decrease) in
     Accounts payable and accrued expenses                      2,999,358            10,152
     Other payables                                                81,755                --
     Deferred revenue                                            (311,509)               --
     Tax payable                                                  314,569                --
                                                           --------------    --------------

     Net cash provided by (used in) operating activities          696,182           (35,085)
                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from acquiistion of subsidiaries                        618,692                --
     Decrease in construction in progress                          63,439                --
     Purchase of property, plant and equipment                   (854,580)               --
                                                           --------------    --------------

     Net cash used in investing activities                       (172,449)               --
                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short term loan                                  (26,932)               --
     Increase in long term loan                                     3,298                --
     Increase in related party notes receivables                       --            20,000
     Increase in contributed capital                                   --            15,000
                                                           --------------    --------------
                                                                  (23,634)           35,000

NET INCREASE (DECREASE) IN CASH                                   500,099               (85)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                           104,169                --

CASH AT BEGINNING PERIOD                                           97,169                85
                                                           --------------    --------------

CASH AT END OF PERIOD                                      $      701,437    $           --
                                                           ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION
     Offset of debt for warrants exercised                 $           --    $    80,000.00
                                                           --------------    --------------
     Common stock issued for liquidation of liability      $           --    $   176,000.00
                                                           --------------    --------------

Non cash investing and financing activities

On June 30, 2006, the Company completed the acquisition of Shanxi Jinhai for $2,000,000. The consideration has not been paid as at September 30, 2006. The following represents the assets purchased and liabilities assumed at the acquisition date:

             Cash and bank                   $      611,376
             Other receivables                    2,923,752
             Inventories                          3,688,130
             Construction in progress             8,022,541
             Property, plant and equipment        6,293,196
                                             --------------

             Total assets purchased              21,538,955


             Accounts payables               $    2,072,218
             Other payables                       2,119,259
             Short term loan                      2,548,277
             Deferred revenue                     3,909,951
             Tax payable                            364,273
             Accrued expenses                     1,204,907
             Long term loan                         300,166
                                             --------------

             Total liabilities assumed       $   12,519,051
                                             --------------

             Net assets                      $    9,019,944
                                             ==============

    See accompanying notes to the condensed consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (UNAUDITED)


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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries American - Asia Metallurgical Industry Limited"("AAMI") and its 58% owned subsidiary Shanxi Jinhai Metal Group Limited ("Jinhai") as well as Eastbay Management Limited ("Eastbay") and its 70% owned subsidiary PT Borneo Mineral Projects ("PT Borneo"). Certain amounts for minority interest were reflected in the consolidated balance sheet that represents minority shareholders' interest in the net equity of Jinhai and PT Borneo. All material inter-company accounts and transactions have been eliminated in the consolidation.

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

Tagalder entered into an Agreement for Share Purchase dated June 26, 2005 to purchase 100% ownership of Hopeful, which is the owner of 75% of FJCC. Such acquisition was accounted for in the financial statements of the Company under purchase accounting. On June 19, 2006, the Company entered into a Purchase and Sale Agreement with System Wealth Limited ("System Wealth") wherein the Company agreed to transfer all of its interests in Tagalder to System Wealth in exchange for $800,000 to be paid in installments over a six month period. The loss from the operations of Tagalder was recorded as loss from discontinued operations in the statements of operations for both the current period and for the period ended September 30, 2005.

On March 12, 2006, the Company entered into a definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai") in which the Company and Jinhai formed a 100% interest Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). The Company will have a 58% interest in Jinhai through AAMI. On June 5, 2006, the Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") of the People's Republic of China ("China") issued a "Certificate of Approval for the Establishment of Enterprises with Foreign Investment in the People's Republic of China" to authorize and approve the Company's formation and ownership of AAMI. The terms of the Acquisition were amended on June 27, 2006 and the transaction took the form of an acquisition by the Company through AAMI, not a joint venture as was originally contemplated in the agreement. On June 30, 2006, the Acquisition was completed and closed. The accounts of AAMI and Jinhai are consolidated into these financial statements.

On April 7, 2006, the Company entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation ("Grand Canal") and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder. In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, which will be "restricted securities" for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us. Grand Canal has no operations and is listed on the Pink Sheets. On April 19, 2006, the Company completed this transaction with Grand Canal. On June 17, 2006, the Company entered into a Substitution Agreement with Grand Canal to mutually determine that it was in the best interest of each of the parties that Grand Canal return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement. On September 27, 2006, the Company entered into a material definitive agreement with Shanxi Linfen Lingu Coal Mine Limited ("Lingu"), a coal mining company located in Shanxi, China. The Company purchased 62.5% of the equity ownership of Lingu through Grand Canal. The total consideration to be issued by the Company will be 9,023,200 shares of the common stock of Grand Canal that is owned by the Company in exchange for 62.5% of the equity ownership of Lingu. The closing of the Agreement is subject to the successful completion of due diligence by the Company and approval by the Company's Board of Directors. As of September 30, 2006 and as of the date of this report, the transaction was not closed and the accounts of Lingu are not included in these financial statements.

On May 1, 2006 FJCC entered into and closed on a definitive agreement with Shanxi Jinyan Coal and Chemical Company Limited ("Jinyan"), and the shareholders of Jinyan (the "Shareholders"). Pursuant to the terms of such agreement, FJCC acquired 51% of the issued and outstanding stock of Jinyan from the Shareholders. Consideration to be paid by FJCC shall be a total of $5,000,000 worth of coal produced from Yong'an coal mine, of which FJCC owns drilling rights for 12 years. However, on May 18, 2006, all relevant parties agreed to rescind this definitive agreement. Pursuant to the terms of such rescission, the agreement was rescinded immediately and each of the parties was returned to the same position as that prior to the consummation of the definitive agreement. As a result, no financial information of Jinyan was accounted for in the financial statements of NTHH for the current quarter or for the period ended and as of September 30, 2006.

On May 10, 2006, the Company through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company ("Eastbay"), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects ("PT Borneo"). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export. It owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%. The transaction was completed on June 2, 2006.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at September 30, 2006 and December 31, 2005 due to the relatively short-term nature of these instruments.

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

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. The financial statements are translated into US dollars from RMB at an exchange rate of 7.9087 RMB to 1.00 US dollar for assets and liabilities, weighted average exchange rates of 7.9522 RMB to 1.00 US dollar for revenues and expenses and capital accounts are translated at their historical exchange rates when the capital transactions occurred. The change in conversion rate of RMB against US dollar resulted in a gain in translation of $102,057 for the current quarter and $102,057 for the period ended September 30, 2006.

NOTE 6 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments of the Company are non-interest bearing advances to third parties with no fixed payment terms and deposits paid to suppliers for purchase of goods. There are related parties involved in these balances. Prepayments and other receivables as of September 30, 2006 and December 31, 2005 are summarized as follows:

                                                   September 30,  December 31,
                                                       2006           2005
                                                   ------------   ------------
                                                    (unaudited)

Jinhai:
     Advances to third parties and deposits paid   $  3,199,893   $     45,205

PT Borneo:
     Receivables from shareholders                    1,400,000             --

NTHH:
     Receivable from subsidiary sales                   800,000             --
                                                   ------------   ------------

Total                                              $  5,399,893   $     45,205
                                                   ============   ============

NOTE 7 - INVENTORIES

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Inventories are coking coals, coke and cast irons.

Inventories as of September 30, 2006 and December 31, 2005 are summarized as follows:

                               September 30,  December 31,
                                   2006           2005
                               ------------   ------------
                                (unaudited)

            Raw materials      $  1,282,064   $         --
            Work in progress        940,991             --
            Finished goods        2,655,512             --
                               ------------   ------------

            Total              $  4,878,567   $         --
                               ============   ============

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of the Company is short-term non-interest bearing borrowings from third parties with no fixed repayment terms. Accounts payable and accrued expenses were mainly generated from the consolidation of Jinhai. The breakdowns of the accounts payable as of September 30, 2006 and December 31, 2005 are as follows:

                                                    September 30,  December 31,
                                                        2006           2005
                                                    ------------   ------------
                                                     (unaudited)

Accounts payable                                    $  5,782,508   $         --
Accrued expenses                                         501,325          7,683
Short term borrowing                                          --        639,654
                                                    ------------   ------------

TOTAL                                               $  6,283,833   $    647,337
                                                    ============   ============

NOTE 9 - OTHER PAYABLES

Other payables of the Company are payables to the ex-shareholders of PT Borneo and Shanxi Jinhai for the acquisition and some non-interest bearing short term advances from third parties and Shanxi Jinhai's stockholders. Other payables for the period ended September 30, 2006 are 5,761,810.

NOTE 10 - DUE TO STOCKHOLDERS

                                                   September         December
                                                   30, 2006          31, 2005
                                                  ----------        ----------
                                                 (unaudited)

NTHH:
     Due to PNC Labs, Inc. (1)                    $  150,000        $  150,000
                                                  ----------        ----------
Total NTHH                                           150,000           150,000

C3:
     Due to ex-shareholders of Hopeful Asia (2)           --            46,245
                                                  ----------        ----------
Total C3                                                  --            46,245

Hopeful Asia:
     Due to ex-shareholders of Hopeful Asia (3)           --            45,162
                                                  ----------        ----------
Total Hopeful Asia                                    45,162
                                                  ----------        ----------

TOTAL                                             $  150,000        $  241,407
                                                  ==========        ==========

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

      (3) Amounts due to the ex-stockholders of Hopeful Asia by Hopeful Asia are unsecured, interest free, and have no fixed repayment terms

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

                                                     September      December
                                                     30, 2006       31, 2005
                                                   ------------   ------------
                                                    (unaudited)

At cost:

   Buildings                                       $  3,309,881   $         --
   Machinery and equipment                            3,713,074             --
   Motor Vehicles                                        38,906             --
   Office equipment                                     140,195             --
                                                   ------------   ------------
                                                      7,202,056             --
                                                   ------------   ------------
Less: Accumulated depreciation

   Buildings                                       $    477,842   $         --
   Machinery and equipment                            1,183,523             --
   Motor Vehicles                                        23,159             --
   Office equipment                                      25,037             --
                                                   ------------   ------------
                                                      1,709,561             --
                                                   ------------   ------------

Plant and equipment , net                          $  5,492,495   $         --
                                                   ============   ============

NOTE 12 - CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of Shanxi Jinhai's down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke and steel production equipment. The amount of construction in progress for September 30, 2006 is $6,246,576.

NOTE 13 - GOODWILL

PT Borneo acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

             Other receivables                         $  1,100,000
             Construction in progress                        98,445
                                                       ------------

             Total assets purchased                       1,198,445

             Accrued expenses                          $      5,500
                                                       ------------

             Total liabilities assumed                        5,500
                                                       ------------

             Net assets                                $  1,192,945

             Minority interest at 30%                       357,884

             Net assets acquired at 70%                     835,061
             Total consideration paid                     1,400,000

             Goodwill                                       564,939

The results of operations for PT Borneo for the period are included in the consolidated results of operations commencing July 1, 2006.

The following unaudited pro forma combined condensed statements of income for the period ended September 30, 2006 and 2005 have been prepared as if the acquisition had occurred on January 1, 2006 and 2005. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                               Pro Forma Combined
                                 September 30, 2006           September 30, 2005
                                    ------------                ------------
Revenue                             $         --                $         --

Gross profit                                  --                          --

Income from operations                   (78,378)                         --

Net income (loss)                   $    860,613                $    (40,085)

Net income (loss) per share
    Basic and diluted               $       0.03                $      (0.00)

    Basic and diluted                 25,839,203                  25,839,203

Shanxi Jinhai acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

          Cash and bank                                $      611,376
          Other receivables                                 2,923,752
          Inventories                                       3,688,130
          Construction in progress                          8,022,541
          Property, plant and equipment                     6,293,196
                                                       --------------

          Total assets purchased                           21,538,995

          Accounts payables                            $    2,072,218
          Other payables                                    2,119,259
          Short term loan                                   2,548,277
          Deferred revenue                                  3,909,951
          Tax payable                                         364,273
          Accrued expenses                                  1,204,907
          Long term loan                                      300,166
                                                       --------------

          Total liabilities assumed                    $   12,519,051

          Net assets                                   $    9,019,944

          Minority interest at 42%                          3,788,376

          Net assets acquired at 58%                        5,231,568
          Total considerations paid                         2,000,000

          Negative goodwill                            $    3,231,568

          Negative goodwill proportionately applied
            to Property, plant and equipment           $   (1,420,597)
          Negative goodwill proportionately applied
            to Construction in progress                    (1,810,971)

          Total                                        $   (3,231,568)

The results of operations for Shanxi Jinhai for the period are included in the consolidated results of operations commencing July 1, 2006.

The following unaudited pro forma combined condensed statements of income for the period ended September 30, 2006 have been prepared as if the acquisition had occurred on January 1, 2006. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                              Pro Forma Combined
                                                              September 30, 2006

Revenue                                                         $   16,217,822

Gross profit                                                         1,624,442

Income from operations                                               1,427,364

Net income                                                      $    1,542,799

Net income per share
    Basic and diluted                                           $         0.06

    Basic and diluted                                               25,839,203

NOTE 14 - SHORT-TERM AND LONG-TERM LOAN

Short-term and long-term loans are obtained from third parties which are non-interest bearing and non-secured. The Company did not obtain new loans during the quarter ended September 30, 2006. The increase in short-term and long-term bank loans is from the acquisition of Shanxi Jinhai.

NOTE 15 - TAX PAYABLE

Tax payable mainly represents the net of profits tax payable amounting to $678,841 as at September 30, 2006. The tax payable is cause by the acquisition of Shanxi Jinhai during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the nine months ended September 30, 2006.

As used in this report, the terms "Company", "we", "our", "us" and "NTHH" refer to NT Holding Corp.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "NTHH believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of NTHH and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

General and Administrative

General and administrative expenses amounted to $150,018 for the period ended September 30, 2006 for audit and legal expenses in NTHH holding company level and administrative expenses for operations in Shanxi Jinhai.

Net Profit

The Company has made a net profit of $1,171,535. The net profit gained is mainly due to the commencement of the consolidation of Shanxi Jinhai's coking business during the period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

General and Administrative

General and administrative expenses amounted to $120,814 for the period ended September 30, 2006 for audit and legal expenses in NTHH holding company level and administrative expenses for operations in Shanxi Jinhai.

Net Profit

The Company has made a net profit of $261,748. The net profit gained is mainly due to the commencement of the consolidation of Shanxi Jinhai's coking business during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of September 30, 2006 was $701,437. Compared to the year ended December 31, 2005, our cash increased by $604,268. This was mainly due to the consolidation of the cash balance of Jinhai into our balance sheet as a result of our acquisition of Jinhai on June 30, 2006.

We are currently funding our operations from our private placement completed on November 30, 2005, shareholders loans and cash flow from operations from Jinhai operations.

From time to time we may require extra funding through financing activities and investments to expand the operations of Jinhai and PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of September 30, 2006 and date of this report, we did not have any plan for additional funding.

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

There has been no unregistered sale of equity for the quarter ended September 30, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended September 30, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form
10-QSB:

Exhibit No.    Description
-----------    -----------

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

NT HOLDING CORP.


/s/ Chun Ka Tsun
---------------------------------------
CHUN KA TSUN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: November 22, 2006


/s/ Loo Pak Hong
---------------------------------------
James Loo
CHIEF FINANCIAL OFFICER
DATED: November 22, 2006