Form 10KSB
period 2006-12-31
NT HOLDING CORP.
filed 2007-05-17
CIK 797564

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   --------------
                                    FORM 10-KSB
(MARK ONE)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the annual period ended December 31, 2006

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

      Yes |X|      No [ ]

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

      The issuer's revenues for the fiscal year ended December 31, 2006 were $9,891,094.

      The aggregate market value of the registrant's common stock held by non-affiliates as of May 17, 2007 was ______________

      State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of                      Number of Shares Outstanding
Equity Securities                           as of March 31, 2007
------------------------------              ------------------------------
Common Stock, $0.001 par value                    25,839,203

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                             3

Item 2.   Description of Properties                                           10

Item 3.   Legal Proceedings                                                   10

Item 4.   Submission of Matters to a Vote of Security Holders                 10



PART II

Item 5.   Market for Common Equity and Related Stockholder Matters            10

Item 6.   Management's Discussion and Analysis or Plan of Operation           11

Item 7.   Financial Statements                                                23

Item 8.   Changes in and Disagreements with Accountants on Accounting         24
          and Financial Disclosure

Item 8A.  Controls and Procedures                                             25


PART III

Item 9.   Directors and Executive Officers of the Registrant                  25

Item 10.  Executive Compensation                                              27

Item 11.  Security Ownership of Certain Beneficial Owners and Management      27

Item 12.  Certain Relationships and Related Transactions                      28

Item 13.  Exhibits                                                            28

Item 14.  Principal Accountant Fees and Services                              28

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

      Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, a conversion rate of US$1.00 to RMB 7.807 was used. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY

      NT Holding Corp., (the "Company", "we", "our", "us" or "NTHH") through its subsidiaries, invests in and operates companies in China that engage in the energy and natural resources businesses. Our headquarters are in Hong Kong. However, we will not restrict our search to energy and natural resources businesses in any particular geographic location. We have invested in and currently operate two subsidiaries: Shanxi Jinhai Metal Group Limited ("Jinhai"), a company that owns coking coal refinery and production facilities through wholly-owned subsidiaries American - Asia Metallurgical Industry Limited"("AAMI") and PT Borneo Mineral Projects ("PT Borneo"), an Indonesia company owns a right of concession on coal mines in Indonesia through Eastbay Management Limited ("Eastbay")

HISTORY AND RECENT DEVELOPMENTS

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

      On November 1, 2005, pursuant to the terms of an Agreement for Share Exchange (the "Tagalder Share Exchange Agreement") entered into by and among us, Alan Lew, Tagalder C3 Holdings Inc., a British Virgin Islands corporation ("Tagalder"), and the Shareholders of Tagalder (collectively the "Shareholders"), we acquired all of the issued and outstanding common stock of Tagalder from the Shareholders in exchange for a total of 19,946,000 shares of our common stock (the "Tagalder Exchange Shares"). Following the issuance of the Tagalder Exchange Shares, we had a total of 23,782,665 shares of common stock issued and outstanding. Pursuant to the terms of the Tagalder Share Exchange Agreement, additional consideration of $150,000 shall be paid to PNC upon the earlier to occur of (a) successfully raising at least $150,000 from third party investors, or (b) November 1, 2006. As of December 31, 2006, we paid $140,000 to PNC.

      On April 7, 2006, we entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation ("Grand Canal") and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder. In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, which will be "restricted securities" for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us. Grand Canal has no operations and is listed on the Pink Sheets. On April 19, 2006, we completed this transaction with Grand Canal. On June 17, 2006, we entered into a Substitution Agreement with Grand Canal to mutually determine that it was in the best interest of each of the parties that Grand Canal return the interest in Tagalder C3 Holdings to us and that we will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement. On September 27, 2006, we entered into a material definitive agreement with Shanxi Linfen Lingu Coal Mine Limited ("Lingu"), a coal mining company located in Shanxi, China. We purchased 62.5% of the equity ownership of Lingu through Grand Canal. The total consideration to be issued by us will be 9,023,200 shares of the common stock of Grand Canal that is owned by us in exchange for 62.5% of the equity ownership of Lingu. The closing of the Agreement is subject to the successful completion of due diligence by us and approval by our Board of Directors. On October 31, 2006, we entered into a Rescission Agreement (the "Rescission Agreement") with Grand Canal rescinding the previous agreements between the parties. The parties had previously entered into two agreements: (i) an agreement on June 17, 2006 wherein the parties agreed that Grand Canal would return the interest in Tagalder C3 Holdings to us and that us will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement; and (ii) an agreement on April 7, 2006, wherein we sold all of our interest in Tagalder C3 Holdings to Grand Canal in exchange for 39,702,080 shares of Grand Canal. Due to certain subsequent events, the parties have mutually determined that it is in the best interest of each of the parties to execute the Rescission Agreement, rescinding both of these agreements and unwinding the deal altogether. As a result of the Rescission Agreement, we shall not be responsible for providing any projects to Grand Canal, and all ownership of Grand Canal will transfer to its original shareholders. As of December 31, 2006 and as of the date of this report, our board of directors was not satisfied with the due diligence results of Lingu and the acquisition of Lingu was not closed. Our board of directors determined that we will not acquire the equity interest of Lingu.

      On June 2, 2006, we completed an acquisition signed on May 10, 2006, which through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company ("Eastbay"), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects ("PT Borneo"). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export. It owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%. The transaction was completed on June 2, 2006.

      On June 19, 2006, we entered into a Purchase and Sale Agreement with System Wealth Limited ("System Wealth") wherein we agreed to transfer all of its interests in Tagalder to System Wealth in exchange for $800,000 to be paid in installments over a six month period. The loss from the operations of Tagalder was recorded as loss from discontinued operations in the statements of operations for both the current period and for the period ended September 30, 2005.

      On June 30, 2006, through AAMI, we closed an acquisition to acquired 58% of the equity of Jinhai in exchange for $2,000,000, payable on or before March 15, 2007. Jinhai is a Chinese corporation that engages in coking coal and steel production and is located in Shanxi Province in China. Jinhai currently employs approximately 500 employees and its production facilities occupy a landmass of approximately 2 million square feet. The current production capability of Jinhai reached an annual output of approximately 180,000 tons of coking coal and 200,000 tons of steel. As of May 17, 2007 we have not made the $2,000,000 payment to the shareholder of Jinhai.

BUSINESS OVERVIEW

      As of December 31, 2006, through our wholly owned subsidiary AAMI, we own 58% of the equity of Jinhai, a joint venture company incorporated in China that owns a coking coal and steel production facility located in Shanxi Province in China. Jinhai buys the coal and related products from other non-related companies and does not do coal mining.

      Also, through our wholly owned subsidiary Eastbay, we owned 70% of PT Borneo that owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.

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

PRODUCTION FACILITIES

      Through Jinhai we owns a thirty years land use right of a land mass of 2,054,000 square feet. Jinhai owns 2 manufacturing facilities on the piece of land:

1. Coke manufacturing plant with an estimated annual production volume of 600,000 tons of coke

2. Steel manufacturing plant with an estimated annual production volume of 200,000 tons of steel

      Through PT Borneo we own a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. The construction of the production facilities of PT Borneo was not completed and as of December 31, 2006 and as of the date of this report, PT Borneo does not commence into mining operations in Indonesia.

OUR PRODUCTS

      Through Jinhai's operations we produce coke and steel to our customers:

1. Coke - One of the major components in the production of steel, which is used by steel manufacturing companies

2. Steel - One of the major raw material for construction industry and automobile production

      Since PT Borneo did not commence into operations as of December 31, 2006 and as of the date of this report, we did not offer any products to our customers through PT Borneo.

TARGET MARKETS

      We offer coke and steel to our customers through the operations of Jinhai. Our target markets are:

1. Coke - steel manufacturers in China. However, the majority of the coke Jinhai produced are used for its own production of steel

2. Steel - construction companies and automobile production companies in China

      As of December 31, 2006 and as of the date of this report, PT Borneo did not commence into any operations. However, should PT Borneo commence mining operations, coal produced by PT Borneo will be exported from Indonesia to South East Asia and southern China.

COMPETITION

      The competitive environment in China for coke manufacturing is not severe because of the difficulties in accessing raw material and need for huge economy of scale in the production process. Also, since coke is a scare raw material in China, there are only a limited number of steel producers in China. Steel is a sellers' market in China and we do not face severe competition.

PRINCIPAL OFFICE

      Our headquarters is located at 8th Floor, No. 211 Johnston Road, Wanchai, Hong Kong.

EMPLOYEES AND ORGANIZATION

      Currently we have a total of 345 employees as follows:

Company                         Position               Number
-------                         --------               ------

NTHH                       :    Chief Executive             1
                                Officer
                                Chief Operations            1
                                Officer
                                Chief Financial             1
                                Officer
Jinhai                     :    Management                 20
                                Manufacturing and         320
                                production
PT Borneo                  :    General Manager             1
                                Business Manager            1

                                                       ------
                                TOTAL                     345
                                                       ======

      The Chief Executive Officer, Chief Operations Officer and Chief Financial Officer of NTHH received no compensation from us during 2005 and 2006. We currently have no agreements for compensation of our chief executive, and have no stock option plan or other equity compensation plan for our directors and officers.

      Also, the General Manager and the Business Manger of PT Borneo received no compensation from PT Borneo and NTHH.

PATENTS AND INTELLECTUAL PROPERTIES

      We do not own any patents or intellectual properties through Jinhai.

      Through PT Borneo, we own a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. However, this is neither a patent nor an intellectual property and no monetary value was attached to this mining right in our balance sheets as of December 31, 2006.

GOVERNMENT REGULATIONS

      There are several sets of rules and regulations in China governing the conduct of coke manufacturing business in China:

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

      The regulations are applicable for coal mines located in the territories of China.

      Since PT Borneo did not commence operations as of December 31, 2006, we are not subject to any Indonesia government regulations in the year of 2006.

BUSINESS DEVELOPMENT

      In 2007 we anticipate further penetratio into coke and steel markets in China through the operations of Jinhai. However, as of December 31, 2006 and as of the date of this report, we do not have any further expansion plan for the production capacities of Jinhai.

      During 2007 we will continue with our construction on the production facilities of PT Borneo. However, as of December 31, 2006 and as of the date of this report, we do not anticipate PT Borneo will commence operations in 2007.

ITEM 2 DESCRIPTION OF PROPERTIES

      Through Jinhai we own a thirty year land use right of a land mass of 2,054,000 square feet in Shanxi province of China.

      Through PT Borneo we own a right of concession on coal mines in a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.

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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of NTHH, based upon the average bid and asked price of such common equity on May 17, 2007 as reported by the OTC BB, was approximately $__. This number excludes shares of common stock held by each officer and director of our Company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2005 to March 31, 2007, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 31, 2007, there were approximately 480 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

Year          Period                         High            Low
----          ------                         ----            ---

2005          First Quarter                  0.60           0.60
              Second Quarter                 1.30           0.25
              Third Quarter                  0.88           0.20
              Fourth Quarter                 0.75           0.26

2006          First Quarter                  1.19           0.21
              Second Quarter                 1.05           2.10
              Third Quarter                  0.45           2.42
              Fourth Quarter                 0.19           0.74

2007          First Quarter                  0.13           0.40

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

RECENT SALES OF UNREGISTERED SECURITIES

      There have been no sales of unregistered securities during the period covered by this report.

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

RESULTS OF OPERATIONS

Revenues and cost of sales

      Our revenue increased from $0 for the year ended December 31, 2005 to $9,891,094 for the year ended December 31, 2006. The increase is attributable to our acquisition of Jinhai operations. Cost of sales increased also from $0 for year ended December 31, 2005 to $11,018,284 for year ended December 31, 2006. Increase in cost of sales is a result of increase in revenues for the year ended December 31, 2006 against same period last year, which is also due to our acquisition of Jinhai operations in 2006.

      During 2006 we incurred a gross loss of $1,127,190 from our operations, which was due to our Jinhai operations.

Operating expenses

      For the year ended December 31, 2006 we incurred a total of $18,434 selling and distribution expenses to support our operations. Compared to the year ended December 31, 2005, our selling and distribution expenses increased by $18,434 or 100%. Such increase is attributable to the acquisition of Jinhai operations during 2006. Jinhai incurred selling and distribution expenses during 2006 for the purpose of marketing its products to its customers.

      We incurred a total of $705,910 general and administrative expenses for the year ended December 31, 2006 as compared to $1,157,946 for the year ended December 31, 2005. Our general and administrative expenses for year ended December 31, 2005 was mainly due to issuance of shares for services, which include:

1. 315,000 shares of its common stock for consulting services on December 15, 2005. The shares were valued at $.26 per share.

2. 10,000 shares of its common stock for legal services on December 30, 2005. The shares were valued at $.65 per share

3. 1,270,000 shares of its common stock on a filing on Form S-8 on December 30, 2005. The shares were valued at $.65 per share.

      We incurred a total of $913,900 general and administrative expenses for issuance of shares for consulting services that was not repeated during 2006. Despite this, general and administrative expenses of 2006 amounted to $705,910 and are mainly attributable to new administrative overhead as a result of Jinhai acquisition during 2006.

LOSS BEFORE MINORITY INTEREST

      In 2006 we reported a net loss of $2,412,583, as compared to a net loss of $1,157,533 for the year ended December 31, 2005. The net loss in the current year increased by $1,255,050 as a result of we incur net loss in our Jinhai operations

DISCONTINUED OPERATIONS

      For the year ended December 31, 2006 we recorded an income from discontinued operations in the amount of $938,991. This included a loss from discontinued operations of $88,035 and a gain on disposal of discontinued operations amounted to $1,027,026. The loss form discontinued operations is as a result of operating losses incurred through FJCC operations that was discontinued during 2006. Gain on disposal of discontinued operations is due to our sales of FJCC operations for $800,000 in 2006.

COMPREHENSIVE LOSS

      In 2006 we incurred a comprehensive loss of $450,642, a reduction of $771,524 from 2005. Our reduction in comprehensive loss in 2006 against 2005 is mainly due to

      Increase in net loss before minority interest                 $(1,255,050)
      Increase in minority interest                                     813,467
      Income from discontinued operations that did not
      happened in 2005                                                  938,991
      Increase in foreign currency translations                         274,116

      Reduction in comprehensive loss                               $   771,524

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2006 our cash balance amounted to $38,516

      We are currently funding our operations from Jinhai operations. We also received funds through sales of our FJCC operations during 2006.

      From time to time we may require extra funding through financing activities and investments to expand the operations of Jinhai and PT Borneo. Funding is required for construction of facilities for PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of December 31, 2006 and date of this report, we did not have any plan for additional funding.

NEW ACCOUNTING PRONOUNCEMENTS

      Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

      This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

      Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

      This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

      Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

      This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

      This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

      Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

      The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

      This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

      The implementations of the above pronouncements are not expected to have a significant effect on our consolidated financial statement presentation or disclosure.

INFLATION

      Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

      All of our revenues and a majority of the expenses from May 27, 2005 to December 31, 2006 were denominated primarily in Renminbi ("RMB"), the currency of China and Hong Kong Dollar (HKD), the currency of Hong Kong. There can be no assurance that RMB-to-U.S. dollar exchange rates and HKD-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB or HKD relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. On July 22, 2005, Renminbi rose about 2 percent against the U.S. dollar to a new exchange rate of 8.11 RMB to 1 U.S. dollar.

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

      One of our growth strategies in Jinhai's operations is to grow organically through increasing the distribution and sales of Jinhai's products. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

We cannot assure you that our acquisition growth strategy will be successful.

      In addition to our organic growth strategy for JInhai and PT Borneo, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to energy and natural resources. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.

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

      Our subsidiary, Jinhai, competes with other companies, many of whom are developing or can be expected to develop products similar to ours. Although our market is a large market with limited competitors, many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

The products and the processes we use could expose us to substantial liability.

      In our PT Borneo operations, once we commence into operaitons, we face an inherent business risk of exposure to drilling, exploration and processing of coal and related products. To date, we have not experienced any accidents, claims and liabilities arisen from drilling, exploration and processing of coal and related products. However, that does not mean that we will not have any such accidents, claims and liabilities in the future.

We may never pay any dividends to our shareholders.

      We did not declare any dividends for the year ended December 31, 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors that the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 7 FINANCIAL STATEMENTS.

        The following financial statements required by this item are filed herewith following the signature page to this report:


      Report of Independent Registered Public Accounting Firm                F-1

      Balance Sheet as of December 31, 2005                                  F-2

      Statement of Operations for the period from May 27, 2005
      (Date of inception)    to December 31, 2005                            F-3

      Statement of Stockholders' Equity for the period from
      May 27, 2005  (Date of inception)    to December 31, 2005              F-4


      Statement of Cash Flows for the period from May 27, 2005               F-5
      (Date of inception) to December 31, 2005

      Notes to Financial Statements                                  F-7 to F-19

Madsen & Associates CPA's, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
NT Holding Corp.
Wanchai, Hong Kong

We have audited the accompanying consolidated balance sheet of NT Holding Corp. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Holding Corp. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Madsen & Associates CPA's, Inc.
Salt Lake City, Utah 84107
May 17, 2007

                        NT HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,      December 31,
                                                                       2006              2005
                                                                   ------------      ------------
CURRENT ASSETS
   Cash and cash equivalents                                       $     38,519      $     97,169
   Accounts receivable                                                3,243,645                --
   Inventories                                                        2,899,177                --
   Prepayments and other receivables                                  3,542,300            45,205
                                                                   ------------      ------------
                    Total Current Assets                              9,723,641           142,374
                                                                   ------------      ------------

NON CURRENT ASSETS
  Property, plant and equipment, net of accumulated depreciation      4,820,376                --
  Construction in progress                                            6,569,495           409,104
   Goodwill                                                                  --                --
                                                                   ------------      ------------
                    Total Non Current Assets                         11,389,871           409,104
                                                                   ------------      ------------

TOTAL ASSETS                                                       $ 21,113,512      $    551,478
                                                                   ============      ============

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  6,692,621      $    647,337
  Other payables                                                      4,516,603                --
  Due to stockholders                                                    10,000           241,407
  Deferred revenue                                                    5,321,241                --
  Tax payable                                                           271,192                --
  Short term loan                                                     1,384,911                --
                                                                   ------------      ------------
                    Total Current Liabilities                        18,196,568           888,744
                                                                   ------------      ------------

Non-CURRENT LIABILITIES
   Long term loan                                                       307,417                --
                                                                   ------------      ------------

TOTAL LIABILITIES                                                    18,503,985           888,744

MINORITY INTEREST                                                     3,314,481                --

STOCKHOLDERS' EQUITY
Preferred stock; 5,000,000 shares authorised; $0.001 par value;
0 shares issued and outstanding                                              --                --
Capital stock; 100,000,000 shares authorised; $0.001 par value;
25,839,203 shares issued and outstanding at 31 December 2006 and
2005                                                                     25,839            25,839
Additional paid-in capital                                              859,061           859,061
Accumulated deficit                                                  (1,781,025)       (1,139,221)
Accumulated other comprehensive income/(loss)                           191,171           (82,945)
                                                                   ------------      ------------
                    Total Stockholders' Equity                         (704,954)         (337,266)
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 21,113,512      $    551,478
                                                                   ============      ============


         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                  Year Ended        Year Ended
                                                 December 31,      December 31,
                                                     2006              2005
                                                 ------------      ------------
REVENUES                                         $  9,891,094      $         --

COST OF SALES                                      11,018,284                --

                                                 ------------      ------------
GROSS LOSS                                         (1,127,190)               --

OPERATING EXPENSES
   Selling and distribution expenses                   18,434                --
   General and administrative expenses                705,910         1,157,946
   Impairment of goodwill                             564,939                --
                                                 ------------      ------------

TOTAL OPERATING EXPENSES                            1,289,283         1,157,946
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (2,416,473)       (1,157,946)

OTHER INCOME
   Interest income                                         --               413
   Interest expense                                  (153,703)               --
   Other                                               37,010                --
                                                 ------------      ------------
NET OTHER INCOME (EXPENSE)                           (116,693)              413

                                                 ------------      ------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES AND MINORITY
  INTEREST                                         (2,533,166)       (1,157,533)
PROVISION FOR INCOME TAXES                            120,583                --
NET LOSS BEFORE MINORITY INTEREST                  (2,412,583)       (1,157,533)

MINORITY INTERESTS IN SUBSIDIARY                      831,779            18,312

DISCONTINUED OPERATIONS
  Loss from discontinued operations                   (88,035)               --
  Gain on disposal of subsidiary                    1,027,026                --
                                                 ------------      ------------
Income from discontinued operations                   938,991                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (641,813)       (1,139,221)
                                                 ============      ============

FOREIGN CURRENCY TRANSLATION                          191,171           (82,945)

                                                 ------------      ------------
COMPREHENSIVE INCOME (LOSS)                      $   (450,642)       (1,222,166)
                                                 ============      ============


NET (LOSS PER SHARE:
  BASIC AND DILUITED                             $      (0.02)            (0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  BASIC AND DILUTED                                25,839,203        25,538,544


         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                          Accumulated     Total
                                  Preferred Stock          Common Stock         Additional                   Other     Stockholders'
                                  ---------------          ------------           Paid in    Accumulated Comprehensive   Equity
                               Shares      Amount        Shares       Amount      Capital      Deficit    Gain (Loss)   (Deficit)
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at January 1, 2005           --  $        --    3,086,665  $     3,087  $ 8,810,771  $(9,207,964) $        --  $  (394,106)
    Exercise of warrants
    for debt - August 15,
    2005                             --           --      550,000          550       79,450           --           --       80,000
    Stock issued for
    conversion of debt          200,000          200      175,800      176,000           --           --           --           --
    Assumption of debts by
    PNC                              --           --           --           --           --      (11,894)          --      (11,894)
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Subtotal-November 1, 2005            --  $        --    3,836,665  $     3,837  $ 9,066,021  $(6,219,858) $        --  $  (150,000)


Incorporation of Tagalder
 May 27                              --           --           --           --        1,000           --           --        1,000
    Issuance of shares in
    recapitalization of
    Tagalder                         --           --   19,946,000       19,946   (9,239,804)   9,219,858           --           --
    Issuance of shares for
    cash Nov 30 @ $0.26              --           --      461,538          461      119,539           --           --       120,00
    Issuance of shares for
    services Dec 15 @ $0.26          --           --      315,000          315       81,585           --           --       81,900
    Issuance of shares for
    services Dec 30 @ $0.65          --           --       10,000           10        6,490           --           --        6,500
    Issuance of shares for
    services Dec 30 @ $0.65          --           --    1,270,000        1,270      824,230           --           --      825,500
Comprehensive income:
    Net (Loss)                       --           --           --           --           --   (1,139,221)          --   (1,139,212)
    Foreign currency
    translation                      --           --           --           --           --           --      (82,945)     (82,945)

                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2005           --  $        --   25,839,203  $    25,839  $   859,061  $(1,139,221) $   (82,945) $  (337,266)

    Net (Loss) during 2006           --           --           --           --           --     (641,813)          --     (641,813)
    Foreign currency
    translations                     --           --           --           --           --           --      191,171     (191,171)

Balance December 31, 2006            --  $        --   25,839,203  $    25,839  $   859,061  $(1,781,025) $   191,171  $  (704,954)
                            ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

                        NT HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended     Year Ended
                                                         December 31,   December 31,
                                                             2006           2005
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (641,813)   $(1,139,221)
Adjustments to reconcile net profits (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                           807,521             --
     Impairment of goodwill                                  564,939             --
     Common stock issued for services                             --        913,900
     Minority interests                                     (831,779)            --
     Gain from discontinued operations                      (938,991)            --

Changes in operations assets and liabilties,
net of acquisitions:
(Increase) /  Decrease in:
      Accounts receivable                                 (3,243,645)       (45,205)
      Inventories                                            788,953             --
     Other receivables and prepayments                     1,471,452             --
Increase / (Decrease) in
      Accounts payable and accrued expenses                1,083,535        238,233
      Other payables                                      (1,163,452)            --
      Deferred revenue                                     1,411,290             --
      Tax payable                                            (93,080)            --
      Due to stockholder                                    (140,000)            --
                                                         -----------    -----------
      Net cash provided by operating activities             (925,070)       (32,293)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash from acquiistion of subsidiaries                 618,692             --
       Decrease in construction in progress                 (259,480)            --
       Purchase of property, plant and equipment            (854,580)            --
                                                                        -----------
      Net cash used in investing activities                 (495,368)            --
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in short term loan                        1,163,366             --
        Increase in long term loan                             7,251             --
        Proceeds from shareholder advances                        --         91,407
        Proceeds from issuance of common stock                    --        121,000
                                                         -----------    -----------
                                                           1,170,617        212,407

NET INCREASE (DECREASE) IN CASH                             (249,821)       180,114

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                      191,171        (82,945)

CASH AT BEGINNING PERIOD                                      97,169             --
                                                         -----------    -----------

CASH AT END OF PERIOD                                    $    38,519    $    97,169
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Offset of debt for warrants exercised              $        --    $        --
                                                         -----------    -----------
      Common stock issued for liquidation of liability   $        --    $        --
                                                         -----------    -----------

Non cash investing and financing activities

On June 30, 2006, the Company completed the acquisition of Shanxi Jinhai for $2,000,000. The consideration has not been paid as at December 31, 2006. The following represents the assets purchased and liabilities assumed at the acquisition date:

            Cash and bank                   $   611,376
            Other receivables                 2,923,752
            Inventories                       3,688,130
            Construction in progress          8,022,541
            Property, plant and equipment     6,293,196
                                            -----------

            Total assets purchased           21,538,955

            Accounts payables               $ 2,072,218
            Other payables                    2,119,259
            Short term loan                   2,548,277
            Deferred revenue                  3,909,951
            Tax payable                         364,273
            Accrued expenses                  1,204,907
            Long term loan                      300,166
                                            -----------

            Total liabilities assumed       $12,519,051
                                            -----------

            Net assets                      $ 9,019,944
                                            ===========

    See accompanying notes to the condensed consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                   ------------------------------------------

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated on April 11, 1984 under the laws of the State of Delaware. Through its subsidiaries, the Company invests in and operates companies that engage in the energy and natural resources businesses. Currently the Company operates two subsidiaries: Shanxi Jinhai Metal Group Limited ("Jinhai"), a company that owns coking coal refinery and production facilities through wholly-owned subsidiaries American - Asia Metallurgical Industry Limited"("AAMI") and PT Borneo Mineral Projects ("PT Borneo"), an Indonesia company owns a right of concession on coal mines in Indonesia through Eastbay Management Limited ("Eastbay")

As of December 31, 2006 the Company owns 58% of the equity of Jinhai through AAMI and 70% of PT Borneo through Eastbay.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company's major operations are conducted in the Peoples Republic of China "PRC". Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the Company's business, financial condition, and results of operations.

The Company's major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets estimated useful lives, ranging from three to forty years, using the straight-line method.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and improvements are capitalized.

(c) Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(d) Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred to construct plant locations for the Company. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No deprecation is provided until construction is completed and the asset is ready for its intended use.

(e) Inventories

Inventories consisting of raw materials, work-in-progress, and finished goods are stated at the lower of cost or net realizable value. Work-in-progress has nothing assigned to it because of the rapid conversion time involved in processing raw materials into finished goods. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Cost is calculated using a weighted average on a first-in, first-out method of accounting.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts outside the PRC.

(g) Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, prepaid inventory, other receivables, accounts payable, accrued liabilities, taxes payable, due to officers and owners, short-term loans, customer deposits (deferred revenue). Management has estimated that the carrying amounts approximate their fair values due to their intended short-term nature.

(h) Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the delivery of goods to customers, less any sales discounts and allowances. Service income is recognized when services are provided.

(i) Financial Statements Presented in United States Dollars

The accompanying financial statements are presented in United States Dollars ($) instead of the functional currency of the Company, which is the Renminbi (RMB), the currency used in the PRC.

(j) Retirement Benefits

The country of PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment of qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC. The Company provides no other retirement benefits to its employees.

(k) Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(l) Income Taxes

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

In accordance with the relevant tax laws and regulations of the PRC, the corporation income tax rate is 33%. of net income (profits) before income taxes.

At times generally accepted accounting principles in the United States of America requires the Company to recognize certain income and expense that does not conform to the timing and conditions allowed by the PRC. The Company had no timing differences that would benefit a future period; therefore, no income tax benefits are recognized in the financial statements.

(m) Related Parties

Parties are considered to be related to the company if the company has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or vice versa; or where the company and the party are subject to common control or common significance. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company where those parties are individuals, and post-employment benefit plans which are for the benefits of employees of the company or of any entity that is a related party of the company.

(n) Concentrations of Credit Risk

Cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are of high credit quality.

(o) Foreign currency conversion

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

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. The financial statements are translated into US dollars from RMB at an exchange rate of 7.807 RMB to 1.00 US dollar for assets and liabilities, weighted average exchange rates of 7.939 RMB to 1.00 US dollar for revenues and expenses and capital accounts are translated at their historical exchange rates when the capital transactions occurred. The change in conversion rate of RMB against US dollar resulted in a gain in translation of $191,171 for the year ended December 31, 2006.

(p) New Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154

Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The Company does not expect any recent accounting pronouncements to have a material effect on the Company's financial position, results of operations, or cash flows.

(q) Earnings (loss) per share

Basic earning (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At December 31, 2006 there were no potentially dilutive securities outstanding.

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

On April 7, 2006, the Company entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation ("Grand Canal") and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder. In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, which will be "restricted securities" for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us. Grand Canal has no operations and is listed on the Pink Sheets. On April 19, 2006, the Company completed this transaction with Grand Canal. On June 17, 2006, the Company entered into a Substitution Agreement with Grand Canal to mutually determine that it was in the best interest of each of the parties that Grand Canal return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement. On September 27, 2006, the Company entered into a material definitive agreement with Shanxi Linfen Lingu Coal Mine Limited ("Lingu"), a coal mining company located in Shanxi, China. The Company purchased 62.5% of the equity ownership of Lingu through Grand Canal. The total consideration to be issued by the Company will be 9,023,200 shares of the common stock of Grand Canal that is owned by the Company in exchange for 62.5% of the equity ownership of Lingu. The closing of the Agreement is subject to the successful completion of due diligence by the Company and approval by the Company's Board of Directors. On October 31, 2006, the Company entered into a Rescission Agreement (the "Rescission Agreement") with Grand Canal rescinding the previous agreements between the parties. The parties had previously entered into two agreements: (i) an agreement on June 17, 2006 wherein the parties agreed that Grand Canal would return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement; and (ii) an agreement on April 7, 2006, wherein the Company sold all of its interest in Tagalder C3 Holdings to Grand Canal in exchange for 39,702,080 shares of Grand Canal. Due to certain subsequent events, the parties have mutually determined that it is in the best interest of each of the parties to execute the Rescission Agreement, rescinding both of these agreements and unwinding the deal altogether. As a result of the Rescission Agreement, NTHH shall not be responsible for providing any projects to Grand Canal, and all ownership of Grand Canal will transfer to its original shareholders. As of March 31, 2007 and as of the date of this report, the board of directors of the Company was not satisfied with the due diligence results of Lingu and the acquisition of Lingu was not closed. The board of directors determined that the Company will not acquire the equity interest of Lingu.

On May 1, 2006 FJCC entered into and closed on a definitive agreement with Shanxi Jinyan Coal and Chemical Company Limited ("Jinyan"), and the shareholders of Jinyan (the "Shareholders"). Pursuant to the terms of such agreement, FJCC acquired 51% of the issued and outstanding stock of Jinyan from the Shareholders. Consideration to be paid by FJCC shall be a total of $5,000,000 worth of coal produced from Yong'an coal mine, of which FJCC owns drilling rights for 12 years. However, on May 18, 2006, all relevant parties agreed to rescind this definitive agreement. Pursuant to the terms of such rescission, the agreement was rescinded immediately and each of the parties was returned to the same position as that prior to the consummation of the definitive agreement. As a result, no financial information of Jinyan was accounted for in the financial statements of NTHH for the current quarter or for the year ended and as of December 31, 2006.

On May 10, 2006, the Company through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company ("Eastbay"), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects ("PT Borneo"). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export. It owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%. The transaction was completed on June 2, 2006

NOTE 4 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments of the Company are non-interest bearing advances to third parties with no fixed payment terms and deposits paid to suppliers for purchase of goods. Prepayments and other receivables as of December 31, 2006 and December 31, 2005 are summarized as follows:

                                                      December 31,  December 31,
                                                          2006         2005
                                                      -----------   -----------
Jinhai:
     Advances to third parties and deposits paid      $ 3,542,300   $    45,205

                                                      -----------   -----------
Total                                                 $ 3,542,300   $    45,205
                                                      ===========   ===========

NOTE 5 - INVENTORIES

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Inventories are coking coals, coke and cast irons.

Inventories as of December 31, 2006 and December 31, 2005 are summarized as follows:

                                                      December 31,  December 31,
                                                          2006          2005
                                                      -----------   -----------

      Raw materials                                   $   752,875   $        --
      Work in progress                                    928,888            --
      Finished goods                                    1,217,414            --
                                                      -----------   -----------

      Total                                           $ 2,899,177   $        --
                                                      ===========   ===========

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable of the Company represent amounts due to for goods and services purchased through the normal course of business. Accounts payable and accrued expenses were mainly generated from the consolidation of Jinhai. The breakdowns of the accounts payable and accrued expenses as of December 31, 2006 and December 31, 2005 are as follows:


                                                      December 31,  December 31,
                                                          2006          2005
                                                      -----------   -----------
      Accounts payable                                $ 6,344,677   $        --
      Accrued expenses                                    347,944         7,683
      Short term borrowing                                     --       639,654
                                                      -----------   -----------

      TOTAL                                           $ 6,692,621   $   647,337
                                                      ===========   ===========

NOTE 7 - OTHER PAYABLES

Other payables of the Company include amounts payable to the ex-shareholders' of PT Borneo and Shanxi Jinhai for the acquisition and some non-interest bearing short term advances from third parties and Shanxi Jinhai's stockholders. Other payables for the period ended December 31, 2006 are 4,526,603.

NOTE 8 - DUE TO STOCKHOLDERS

                                                      December 31,  December 31,
                                                          2006          2005
                                                      -----------   -----------
NTHH:
    Due to PNC Labs, Inc. (1)                         $    10,000   $   150,000

                                                      -----------   -----------
Total NTHH                                                 10,000       150,000

C3:
    Due to ex-shareholders of Hopeful Asia (2)                 --        46,245

                                                      -----------   -----------
Total C3                                                       --        46,245

Hopeful Asia:
    Due to ex-shareholders of Hopeful Asia (3)                 --        45,162

                                                      -----------   -----------
Total Hopeful Asia                                         45,162


                                                      -----------   -----------
TOTAL                                                 $    10,000   $   241,407
                                                      ===========   ===========

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

      (3) Amounts due to the ex-stockholders of Hopeful Asia by Hopeful Asia are unsecured, interest free, and have no fixed repayment terms

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT
                                                      December 31,  December 31,
                                                          2006          2005
                                                      -----------   -----------
At cost:

   Buildings                                          $ 3,309,881   $        --
   Machinery and equipment                              3,841,164            --
   Motor Vehicles                                          38,906            --
   Office equipment                                       143,263            --
                                                      -----------   -----------
Less: Accumulated depreciation                                 --

   Buildings                                          $   702,367   $        --
   Machinery and equipment                              1,739,629            --
   Motor Vehicles                                          34,041            --
   Office equipment                                        36,801            --
                                                      -----------   -----------
Plant and equipment , net                             $ 4,820,376   $        --
                                                      ===========   ===========

NOTE 10 - CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of Shanxi Jinhai's down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke and steel production equipment. The amount of construction in progress for December 31, 2006 is $3,868,389.

NOTE 11 - GOODWILL

PT Borneo acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

            Other receivables                             $1,100,000
            Construction in progress                          98,445
                                                          ----------

            Total assets purchased                         1,198,445

            Accrued expenses                              $    5,500
                                                          ----------

            Total liabilities assumed                          5,500
                                                          ----------


            Net assets                                    $1,192,945

            Minority interest at 30%                         357,884

            Net assets acquired at 70%                       835,061
            Total consideration paid                       1,400,000

            Goodwill                                         564,939

The results of operations for PT Borneo for the period are included in the consolidated results of operations commencing July 1, 2006.

Following the accounting policies of the Company, management tested the goodwill recorded through the PT Borneo acquisition for impairment and determined that the goodwill was impaired and therefore has made a charge of $564,939 as impairment of goodwill in the statement of operation for the year ended December 31, 2006.

Shanxi Jinhai acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

            Cash and bank                                      $    611,376
            Other receivables                                     2,923,752
            Inventories                                           3,688,130
            Construction in progress                              8,022,541
            Property, plant and equipment                         6,293,196
                                                               ------------

            Total assets purchased                               21,538,995


            Accounts payables                                  $  2,072,218
            Other payables                                        2,119,259
            Short term loan                                       2,548,277
            Deferred revenue                                      3,909,951
            Tax payable                                             364,273
            Accrued expenses                                      1,204,907
            Long term loan                                          300,166
                                                               ------------

            Total liabilities assumed                          $ 12,519,051

            Net assets                                         $  9,019,944

            Minority interest at 42%                              3,788,376

            Net assets acquired at 58%                            5,231,568
            Total considerations paid                             2,000,000

            Negative goodwill                                  $  3,231,568

            Negative goodwill proportionately applied to
            Property, plant and equipment                      $ (1,420,597)
            Negative goodwill proportionately applied to
            Construction in progress                             (1,810,971)

            Total                                              $ (3,231,568)

The results of operations for Shanxi Jinhai for the period are included in the consolidated results of operations commencing July 1, 2006.

The following unaudited pro forma combined condensed statements of income for the period ended December 31, 2006 have been prepared as if the acquisition had occurred on January 1, 2006. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

                                                              Pro Forma Combined
                                                              December 31, 2006

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

NOTE 12 - SHORT-TERM AND LONG-TERM LOAN

Short-term and long-term loans are obtained from third parties which are non-interest bearing and non-secured. The Company did not obtain new loans during the quarter ended December 31, 2006. The increase in short-term and long-term bank loans is from the acquisition of Shanxi Jinhai.

NOTE 13 - TAXES PAYABLE

Taxes payable represents the net of profits tax payable to the PRC amounting to $271,192 at December 31, 2006. This tax is accrued on the net profits of Shanxi Jinhai for the year ended December 31, 2006.

NOTE 14 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $641,813 and $1,139,221 for the periods ended December 31, 2006 and 2005 respectively. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

      On March 19, 2007, our board approved to reengage Madsen to take over the audit responsibilities from Child, Van Wagoner & Bradshaw, P.L.L.C. and Child, Van Wagoner & Bradshaw, P.L.L.C. was dismissed on that same date. Child, Van Wagoner & Bradshaw, P.L.L.C. had been appointed on February 24, 2006 as our independent auditor.

      Since the engagement of Child, Van Wagoner & Bradshaw, P.L.L.C. on February 24, 2006, we have not consulted with Madsen, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

      During the period that Child, Van Wagoner & Bradshaw, P.L.L.C. served as the our auditor and through the date of dismissal, we have not had any disagreements with Child, Van Wagoner & Bradshaw, P.L.L.C., whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

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

ITEM 10 EXECUTIVE COMPENSATION

      Our executives and directors received no compensation from the Company for the years ended December 31, 2005 and December 31, 2006. We currently have no agreements for compensation of our executives and directors, and have no stock option plan or other equity compensation plan for our employees.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of common stock as of March 31, 2007 (subsequent to the issuance of Tagalder Exchange Shares) by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name              Position Held                        Shares Owned      % Owned
----              ------------                        ------------       -------

Chun Ka Tsun      Chief Executive Officer and director           --           --


Woo Chi Wai       Director                                       --          --

Teo Chong Nghee   Chief Operations Officer and Director           --          --


Loo Pak Hong      Chief Financial Officer                         --          --


Chan Tsz King                                            19,313,040(1)    74.73%

All directors and executive officers as a group                  --          --


      (1) Cht 0 6 an Tsz King held the ownership in NTHH through Fugu Enterprise, Inc. and TG Wanasports Management Limited, both are BVI incorporated companies wholly owned by Mr. Chan

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

31.1  Sarbanes Oxley Section 302 Certification of Chief Executive Officer

31.2  Sarbanes Oxley Section 302 Certification of Chief Financial Officer

32.1  Sarbanes Oxley Section 906 Certification of Chief Executive Officer

32.2  Sarbanes Oxley Section 906 Certification of Chief Financial Officer

--------
(1) incorporated by reference to the Company's Annual Report on Form 10K-SB for the year ended December 31, 2005.

REPORTS ON FORM 8K

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      For the year ended December 31, 2006 we did not pay any audit fees to our current auditor Madsen & Associates, CPA's, Inc. for any audit and non - audit work. We paid our fees for our audit for the year ended December 31, 2006 in 2007.

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

ALL OTHER FEES
None

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 17, 2007
                              NT HOLDING CORP.


                              By: /s/ Chun Ka Tsun
                                  --------------------------------
                              Chun Ka Tsun
                              Chief Executive Officer and Chairman

                              By:   /s/ Look Pak Hong
                                  --------------------------------
                              Loo Pak Hong
                              Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2007

                              /s/ Chun Ka Tsun
                                  --------------------------------
                              Chun Ka Tsun
                              Director