Form 10KSB/A
period 2006-12-31
NT HOLDING CORP.
filed 2007-05-18
CIK 797564

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  --------------
                                  FORM 10-KSB/A
(MARK ONE)

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

ITEM 7 FINANCIAL STATEMENTS.

        The following financial statements required by this item are filed herewith following the signature page to this report:


      Report of Independent Registered Public Accounting Firm                F-1

      Balance Sheet as of December 31, 2005                                  F-4

      Statement of Operations for the period from May 27, 2005
      (Date of inception)    to December 31, 2005                            F-5

      Statement of Stockholders' Equity for the period from
      May 27, 2005  (Date of inception)    to December 31, 2005              F-6


      Statement of Cash Flows for the period from May 27, 2005               F-7
      (Date of inception) to December 31, 2005

      Notes to Financial Statements                                  F-9 to F-21

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

CHILD, VAN WAGONER & BRADSHAW, PLLC



            Report of Independent Registered Public Accounting Firm


To the Board of Directors
NT Holding Corp.
Wanchai, Hong Kong

We have audited the consolidated balance sheet of NT Holding Corp. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the period from May 27, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Holding Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the period from May 27, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has negative working capital and has suffered losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah
March 30, 2006

CHILD, VAN WAGONER & BRADSHAW, PLLC



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
NT Holding Corp.

We hereby consent to the use of our report dated March 30, 2006, with respect to the financial statements of NT Holding Corp. in the Annual Report on Form 10-KSB to be filed on or about May 17, 2007.



CHILD, VAN WAGONER & BRADSHAW, PLLC
Salt Lake City, Utah
May 17, 2007

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


      (1) Chan Tsz King held the ownership in NTHH through Fugu Enterprise, Inc. and TG Wanasports Management Limited, both are BVI incorporated companies wholly owned by Mr. Chan

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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