Form 10QSB
period 2007-03-31
NT HOLDING CORP.
filed 2007-05-21
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2007

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


8TH FLOOR, NO. 211 JOHNSTON ROAD, WANCHAI, HONG KONG
    (Address of principal executive offices)               s (Zip Code)


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

Title of each class of Common Stock         Outstanding as of May 14, 2007
--------------------------------------------------------------------------------
Common Stock, $0.001 par value              25,839,203

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I - FINANCIAL INFORMATION

Item  1.    Financial Statements

            |X|   Condensed Consolidated Balance Sheets                    F-1

            |X|   Condensed Consolidated Statements of Operations and
                  Comprehensive Income                                     F-2

            |X|   Condensed Consolidated Statements of Cash Flows          F-3

            |X|   Notes to Condensed Consolidated Financial Statements     F-4

Item  2.    Management's Discussion & Analysis of Financial Condition and
            Results of Operations                                            2

Item  3.    Controls and Procedures                                          4

PART II - OTHER INFORMATION

Item  1.    Legal Proceedings                                                4
Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds      5
Item  3.    Defaults Upon Senior Securities                                  5
Item  4.    Submission of Matters to a Vote of Security Holders              5
Item  5.    Other Information                                                5
Item  6.    Exhibits                                                         6

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        NT HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      2007            2006
                                                                  ------------    ------------
                                                                   (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                      $      6,409    $     38,519
   Accounts receivable                                               2,080,775       3,243,645
   Inventories                                                       3,960,186       2,899,177
   Prepayments and other receivables                                 2,834,562       3,542,300
                                                                  ------------    ------------
                    Total Current Assets                             8,881,932       9,723,641
                                                                  ------------    ------------

NON CURRENT ASSETS
  Property, plant and equipment                                      4,468,384       4,820,376
  Construction in progress                                           4,085,810       6,569,495
                                                                  ------------    ------------
                    Total Non Current Assets                         8,554,194      11,389,871
                                                                  ------------    ------------

TOTAL ASSETS                                                      $ 17,436,126    $ 21,113,512
                                                                  ============    ============

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $  4,088,551    $  6,692,621
  Other payables                                                     3,996,590       4,516,603
  Due to stockholders                                                   10,000          10,000
  Deferred revenue                                                   4,872,813       5,321,241
  Tax payable                                                          364,022         271,192
  Short term loan                                                    1,546,305       1,384,911
                                                                  ------------    ------------
                    Total Current Liabilities                       14,878,281      18,196,568
                                                                  ------------    ------------

Non-CURRENT LIABILITIES
   Long term loan                                                      307,417         307,417
                                                                  ------------    ------------

TOTAL LIABILITIES                                                   15,185,698      18,503,985
                                                                  ------------    ------------

MINORITY INTEREST                                                    3,166,168       3,314,481

STOCKHOLDERS' DEFICIT
Preferred stock; 5,000,000 shares authorised; $0.001 par value;
0 shares issued and outstanding                                             --              --
Capital stock; 100,000,000 shares authorised; $0.001 par value;
25,839,203 shares issued and outstanding at March 31, 2007 and
December 31, 2006                                                       25,839          25,839
Additional paid-in capital                                             859,061         859,061
Accumulated deficit                                                 (1,985,838)     (1,781,025)
Accumulated other comprehensive income                                 185,198         191,171
                                                                  ------------    ------------
                    Total Stockholders' Deficit                       (915,740)       (704,954)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 17,436,126    $ 21,113,512
                                                                  ============    ============

         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (UNAUDITED)

                                            Three months      Three months
                                       ended March 31, 2007 ended March 31, 2006
                                            ------------       ------------
REVENUES                                    $  5,288,050       $     76,923

COST OF SALES                                  5,268,638                 --
                                            ------------       ------------
GROSS PROFIT                                      19,412             76,923

OPERATING EXPENSES
   Selling and distribution expenses               1,657                 --
   General and administrative expenses           260,322            166,093
                                            ------------       ------------

TOTAL OPERATING EXPENSES                         261,979            166,093
                                            ------------       ------------

LOSS FROM OPERATIONS                            (242,567)           (89,170)

OTHER INCOME
   Interest income                                    --                223
   Interest expense                             (102,173)                --
   Other income (expense)                         (9,647)                --
                                            ------------       ------------
NET OTHER (EXPENSE) INCOME                      (111,820)               223
                                            ------------       ------------

LOSS FROM CONTINUING OPERATIONS                 (354,387)           (88,947)
TAX EXPENSE                                        1,261                 --
                                            ------------       ------------
LOSS AFTER TAXATION                             (353,126)           (88,947)

MINORITY INTERESTS                               148,313                 --
                                            ------------       ------------

NET LOSS                                    $   (204,813)      $    (88,947)
                                            ============       ============

FOREIGN CURRENCY TRANSLATION                      (5,973)              (978)
                                            ------------       ------------
COMPREHENSIVE LOSS                          $   (210,786)      $    (89,925)
                                            ============       ============


NET LOSS PER SHARE:
  BASIC AND DILUITED                        $      (0.01)      $      (0.04)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
  BASIC AND DILUTED                           25,839,203         25,538,544

s         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three months      Three months
                                                           ended March 31,    ended March 31,
                                                                2007              2006
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (204,813)      $   (88,947)
Adjustments to reconcile net profits (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                            2,749,967                --
     Minority interests                                        (148,313)               --

Changes in operations assets and liabilties,
net of acquisitions:
(Increase) /  Decrease in:
      Accounts receivable                                     1,162,870                --
      Inventories                                            (1,061,009)               --
     Other receivables and prepayments                          707,738             8,178
Increase / (Decrease) in
      Accounts payable and accrued expenses                  (2,604,070)          462,195
      Other payables                                           (520,013)               --
      Deferred revenue                                         (448,428)               --
      Tax payable                                                92,863                --
                                                            -----------       -----------
      Net cash provided by operating activities                (273,208)          381,426

CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease (Increase) in construction in progress        2,483,685          (419,005)
       Purchase of property, plant and equipment             (2,398,008)               --
                                                            -----------       -----------
      Net cash used in investing activities                      85,677          (419,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase in short term loan                             161,394                --
                                                            -----------       -----------
      Net cash used in financing activities                     161,394                --

NET INCREASE (DECREASE) IN CASH                                 (26,137)          (37,579)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                          (5,973)             (978)

CASH AT BEGINNING PERIOD                                    $    38,519       $    97,169
                                                            -----------       -----------

CASH AT END OF PERIOD                                       $     6,409       $    58,612
                                                            ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Offset of debt for warrants exercised                 $        --       $        --
      Common stock issued for liquidation of liability      $        --       $        --
                                                            -----------       -----------

         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of NT Holding Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. These annual financial statements should be read in conjunction with that report.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at March 31, 2007 and December 31, 2006 due to the relatively short-term nature of these instruments.

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

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. The financial statements are translated into US dollars from RMB at an exchange rate of 7.807 RMB to 1.00 US dollar for assets and liabilities, weighted average exchange rates of 7.939 RMB to 1.00 US dollar for revenues and expenses and capital accounts are translated at their historical exchange rates when the capital transactions occurred. The change in conversion rate of RMB against US dollar resulted in a loss in translation of $5,973 for the quarter ended March 31, 2007.

NOTE 6 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $204,813 for the period ended March 31, 2007 and has negative working capital of $5,996,349. These factors raise substantial doubt as its ability to continue as a going concern.

There are no assurances that the Company will be able to obtain debt / equity financing to sustain its operations or generate sufficient revenues to sustain its operations and repay existing debts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO YEAR ENDED MARCH 31, 2006

Revenues and cost of sales

Our revenue increased from $76,923 for the quarter ended March 31, 2006 to $5,288,050 for the quarter ended March 31, 2007. The increase is attributable to our acquisition of Jinhai operations in June 2006. Cost of sales increased also from $0 for year ended quarter ended March 31, 2006 to $5,268,638 for the quarter ended March 31, 2007. Increase in cost of sales is a result of increase in revenues for the quarter ended March 31, 2007 against same period last year, which is also due to our acquisition of Jinhai operations in June 2006.

For the quarter ended March 31, 2007 we achieved a gross profit of $19,412 from our operations, which was due to our Jinhai operations that we acquired in June 2006.

Operating expenses

For the quarter ended March 31, 2007 we incurred a total of $1,657 selling and distribution expenses to support our operations. Compared to the quarter ended March 31, 2006, we did not incur any selling and distribution expenses. Such increase is attributable to the acquisition of Jinhai operations during June 2006. Jinhai incurred selling and distribution expenses during the quarter ended March 31, 2007 for the purpose of marketing its products to its customers.

We incurred a total of $260,322 general and administrative expenses for the quarter ended March 31, 2007 as compared to $166,093 for the quarter ended March 31, 2006. Increase in general and administrative expenses is mainly attributable to new administrative overhead as a result of Jinhai acquisition during June 2006.

Net loss after taxation

We incurred a net loss of $354,387 for the quarter ended March 31, 2007. The net loss is mainly due to the operating loss from our Jinhai operations that we acquired in June 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of March 31, 2007 was $6,409. Compared to the year ended December 31, 2006, our cash decreased by $32,110.

We are currently funding our operations from cash flow from operations as a result of our Jinhai operations.

From time to time we may require extra funding through financing activities and investments to expand the operations of Jinhai and PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of March 31, 2007 and date of this report, we did not have any plan for additional funding.

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

There has been no unregistered sale of equity for the quarter ended March 31, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended March 31, 2007.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Change in auditor

On March 19, 2007, our board approved to reengage Madsen & Associates CPAs, Inc. to take over the audit responsibilities from Child, Van Wagoner & Bradshaw, P.L.L.C. and Child, Van Wagoner & Bradshaw, P.L.L.C. was dismissed on that same date. Child, Van Wagoner & Bradshaw, P.L.L.C. had been appointed on February 24, 2006 as our independent auditor.

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

Exhibit No. Description
----------  -----------

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

NT HOLDING CORP.



/s/ Chun Ka Tsun
---------------------------------------
CHUN KA TSUN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: May 17, 2007

/s/ James Loo
---------------------------------------
JAMES LOO
CHIEF FINANCIAL OFFICER
DATED: May 17, 2007