Form 10QSB
period 2007-06-30
NT HOLDING CORP.
filed 2007-08-14
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2007

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

Title of each class of Common Stock              Outstanding as of July 31, 2007
--------------------------------------------------------------------------------
Common Stock, $0.001 par value                   25,839,203

Transitional Small Business Disclosure Format (check one):

                                                                  Yes |_| No |X|

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------

PART I -  FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements                                                 3
            o     Condensed Consolidated Balance Sheets                        3
            o     Condensed Consolidated Statements of Operations and
                  Comprehensive Income                                         4
            o     Condensed Consolidated Statements of Cash Flows              5
            o     Notes to Condensed Consolidated Financial Statements         6
Item 2.   Management's Discussion & Analysis of Financial Condition and
          Results of Operations                                                8
Item 3.   Controls and Procedures                                             11

PART II - OTHER INFORMATION                                                   11

Item 1.   Legal Proceedings                                                   11
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         11
Item 3.   Defaults Upon Senior Securities                                     11
Item 4.   Submission of Matters to a Vote of Security Holders                 12
Item 5.   Other Information                                                   12
Item 6.   Exhibits                                                            13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NT HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                      2007            2006
                                                                  ------------    ------------
                                                                   (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                      $        644    $     38,519
   Accounts receivable                                               1,902,156       3,243,645
   Inventories                                                              --       2,899,177
   Prepayments and other receivables                                        --       3,542,300
                                                                  ------------    ------------
                    Total Current Assets                             1,902,800       9,723,641
                                                                  ------------    ------------

NON CURRENT ASSETS
   Property, plant and equipment                                            --       4,820,376
   Construction in progress                                                 --       6,569,495
                                                                  ------------    ------------
                    Total Non Current Assets                                --      11,389,871
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  1,902,800    $ 21,113,512
                                                                  ============    ============

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      7,350    $  6,692,621
   Other payables                                                    1,700,000       4,516,603
   Due to stockholders                                                      --          10,000
   Deferred revenue                                                         --       5,321,241
   Tax payable                                                              --         271,192
   Short term loan                                                          --       1,384,911
                                                                  ------------    ------------
                    Total Current Liabilities                        1,707,350      18,196,568
                                                                  ------------    ------------

Non-CURRENT LIABILITIES
   Long term loan                                                           --         307,417
                                                                  ------------    ------------

TOTAL LIABILITIES                                                    1,707,350      18,503,985
                                                                  ------------    ------------

MINORITY INTEREST                                                      179,402       3,314,481

STOCKHOLDERS' DEFICIT
Preferred stock; 5,000,000 shares authorised; $0.001 par value;
  0 shares issued and outstanding                                           --              --
Capital stock; 100,000,000 shares authorised; $0.001 par value;
  25,839,203 shares issued and outstanding at June 30, 2007 and
  December 31, 2006                                                     25,839          25,839
Additional paid-in capital                                             859,061         859,061
Accumulated deficit                                                   (868,852)     (1,781,025)
Accumulated other comprehensive income                                      --         191,171
                                                                  ------------    ------------
                    Total Stockholders' Deficit                         16,048        (704,954)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  1,902,800    $ 21,113,512
                                                                  ============    ============

        See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (UNAUDITED)

                                              Six months ended June 30      Three months ended June 30
                                             ---------------------------    ---------------------------
                                                 2007           2006            2007           2006
                                             ------------   ------------    ------------   ------------
REVENUES                                     $         --   $         --    $         --   $         --

COST OF SALES                                          --             --              --             --
                                             ------------   ------------    ------------   ------------
GROSS PROFIT                                           --             --              --             --

OPERATING EXPENSES
   Selling and distribution expenses                   --             --              --             --
   General and administrative expenses                 --         29,204              --         29,204
                                             ------------   ------------    ------------   ------------

TOTAL OPERATING EXPENSES                               --         29,204              --         29,204
                                             ------------   ------------    ------------   ------------

LOSS FROM CONTINUING OPERATIONS                        --        (29,204)             --        (29,204)
  TAX EXPENSE                                          --             --              --             --
                                             ------------   ------------    ------------   ------------

LOSS FROM CONTINUOUS OPERATIONS                        --        (29,204)             --        (29,204)
                                             ------------   ------------    ------------   ------------
DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations        210,786        (88,035)        210,786            912
Gain on disposal of subsidiary                     10,000      1,027,026          10,000      1,027,026
                                             ------------   ------------    ------------   ------------
INCOME FROM DISCONTINUOUS OPERATIONS              220,786        938,991         220,786      1,027,938

NET INCOME                                   $    220,786   $    909,787    $    220,786   $    998,734
                                             ============   ============    ============   ============

NET INCOME PER SHARE:
  BASIC AND DILUITED                         $       0.01   $       0.04    $       0.01   $       0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED                            25,839,203     25,538,544      25,839,203     25,538,544

         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six months      Six months
                                                            ended June 30,  ended June 30,
                                                                2007            2006
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $    220,786    $    909,787
Adjustments to reconcile net profits (loss) to net cash
  provided by operating activities:
     Gain from discontinued operations                          (220,786)       (938,991)

Changes in operations assets and liabilties from disposal
  of subsidiary                                                  (32,110)             --
                                                            ------------    ------------
     Net cash provided by operating activities                   (32,110)        (29,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in cash from acquisition of subsidiaries                --         706,494
     Decrease in cash from disposal of subsidiaries               (5,765)        (60,649)
                                                            ------------    ------------
     Net cash used in investing activities                        (5,765)        645,845

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net cash used in financing activities                            --              --
                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH                                  (37,875)        616,641

CASH AT BEGINNING PERIOD                                    $     38,519    $     97,169

                                                            ------------    ------------

CASH AT END OF PERIOD                                       $        644    $    713,810
                                                            ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Offset of debt for warrants exercised                  $         --    $         --
     Common stock issued for liquidation of liability       $         --    $         --
                                                            ------------    ------------

         See accompanying notes to the consolidated financial statements

                        NT HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

                    ----------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of NT Holding Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. These annual financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company, Link Rich Pacific Inc., Eastbay Management Limited ("Eastbay") and its 70% owned subsidiary PT Borneo Mineral Projects ("PT Borneo"). Certain amounts for minority interest were reflected in the consolidated balance sheet that represents minority shareholders' interest in the net equity of the consolidation. The consolidated statement of operations and comprehensive income also include the gain / loss from disposal of its wholly-owned subsidiaries Perfect Growth Venture Corp., American - Asia Metallurgical Industry Limited"("AAMI") and its 58% owned subsidiary Shanxi Jinhai Metal Group Limited ("Jinhai")

Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

On May 10, 2006, the Company through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company ("Eastbay"), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects ("PT Borneo"). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export. It owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia. Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%. The transaction was completed on June 2, 2006

On June 6, 2007, two of the Company's majority shareholders, Fugu Enterprises, Inc. ("Fugu") and TG Wanasports Management Limited "("TG Wanasports"), entered into separate agreements with Liu Xiu Lun ("Liu"). Under the agreements, Fugu will transfer 7,941,408 shares of common stock of the Company to Liu for a consideration of $130,320, while TG Wanasports will transfer 10,338,200 shares of common stock of the Company to Liu for a consideration of $169,680. The transaction was completed on June 7, 2007 and resulted in a change in control of the Company.

On June 8, 2007, the Company entered into and completed a Stock Purchase Agreement with Liang Yan Qiong to sell all of the stock in Perfect Growth Venture Corp. ("Perfect Growth"), a British Virgin Islands company wholly-owned by the Company that holds the ownership of Jinhai and AAMI. As a consideration, Mr. Liang shall assume certain liabilities and certain assets of the Company including (i) $2 million in liabilities associated with Perfect Growth owed to the former owners of Jinhai, and (ii) $502,156 accounts receivable (as of June 30, 2007) from System Wealth (from sales of Shanxi Fujia).

On June 19, 2007, Liu entered into and closed a Stock Purchase Agreement with PNC Labs, Inc. ("PNC") to transfer 18,279,608 shares of common stock in the Company to PNC at a consideration of $350,000 through a payment schedule beginning June 19, 2007 and ending July 31, 2008. A change of control of the Company occurred upon closing.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at June 30, 2007 and December 31, 2006 due to the relatively short-term nature of these instruments.

NOTE 5 - DISPOSAL OF ASSETS

On June 8, 2007, the Company disposed off Perfect Growth that held the ownership of Jinhai and AAMI to a third party individual buyer and as a consideration, the third party individual buyer assumed $2 million in liabilities associated with Perfect Growth owed to the former owners of Jinhai offset by $502,156 accounts receivable (as of June 30, 2007) from System Wealth from sales of Shanxi Fujia. In association with the disposal, the Company recorded $210,786 income from discontinued operations and $10,000 gain on disposal of subsidiary in the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the three months ended June 30, 2007.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues, cost of sales and operating expenses

We did not record any revenue and incurred no cost of sales and operating expenses for the quarter ended June 30, 2007

Gain on discontinued operations

We recorded $210,786 income from discontinued operations and $10,000 gain on disposal of subsidiary in the current quarter as a result of sales of Perfect Growth and hence the Jinhai operations in June 2007.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues, cost of sales and operating expenses

We did not record any revenue and incurred no cost of sales and operating expenses for six months ended June 30, 2007.

Gain on discontinued operations

We recorded $210,786 income from discontinued operations and $10,000 gain on disposal of subsidiary in the six months ended June 30, 2007 as a result of sales of Perfect Growth and hence the Jinhai operations in June 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of June 30, 2007 was $644. Compared to the year ended December 31, 2006, our cash decreased by $37,875.

We are currently funding our operations from shareholders advances.

From time to time we may require extra funding through financing activities and investments to expand the operations of PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of June 30, 2007 and date of this report, we did not have any plan for additional funding.

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

There has been no unregistered sale of equity for the quarter ended June 30, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended June 30, 2007.

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

Change in officer

On June 26, 2007, Mr. Chun Ka Tsun resigned as the Company's Chief Executive Officer and Mr. Alan Lew was appointed as the new Chief Executive Officer of the Company

Biographical Information

Mr. Alan Lew, age 33, is currently the President and Secretary of PNC Labs, Inc., which was previously a subsidiary of the Company during which time Mr. Lew served as President of the Company and as a member of the Company's Board of Directors. PNC Labs researches, develops and markets nutraceutical products. Mr. Lew has vast experience and contacts in the biotechnology industry. He was most recently a clinical site manage for Pfizer, Inc., where his responsibilities included monitoring and locating new physicians for investigative trials. Mr. Lew has also worked for Sloan-Kettering Hospital in New York City, and for Acorda Therapeutics.

Change in director

On June 26, 2007, Mr. Chun Ka Tsun and Mr. Woo Chi Wai resigned as a member of the Company's Board of Directors while Mr. Alan Lew was appointed as a member of the Company's Board of Directors.

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

NT HOLDING CORP.


/s/ Alan Lew
---------------------------------------
ALAN LEW
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
DATED: August 14, 2007


/s/ Alan Lew
---------------------------------------
ALAN LEW
ACTING CHIEF FINANCIAL OFFICER
DATED: August 14, 2007