Form 10QSB
period 2007-09-30
NT HOLDING CORP.
filed 2007-11-14
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-15303

NT HOLDING CORP.

(Name of Small Business Issuer in Its Charter)

Nevada (Reincorporated)	65-1129912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1325 Airmotive #175
Reno, NV 89502
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

Title of each class of Common Stock Outstanding as of November 13, 2007
 Common Stock, $0.001 par value 25,839,203

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	o Condensed Consolidated Balance Sheets	3
	o Condensed Consolidated Statements of Operations and
	Comprehensive Income	4
	o Condensed Consolidated Statements of Cash Flows	5
	o Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion & Analysis of Financial Condition and
	Results of Operations	9
Item 3.	Controls and Procedures	10

PART II - OTHER INFORMATION		11

Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$38,519
Accounts receivable	1,902,156	3,243,645
Inventories	-	2,899,177
Prepayments and other receivables	-	3,542,300
Total Current Assets	1,902,156	9,723,641

OTHER ASSETS:
Property, plant and equipment	-	4,820,376
Construction in progress	-	6,569,495
Total Other Assets	-	11,389,871

TOTAL ASSETS	$1,902,156	$21,113,512

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,950	$6,692,621
Other payables	1,700,000	4,516,603
Due to stockholders	80,000	10,000
Deferred revenue	-	5,321,241
Tax payable	-	271,192
Short-term loan	-	1,384,911
Total Current Liabilities	1,805,950	18,196,568
LONG-TERM LIABILITIES
Long-term loan	-	307,417
MINORITY INTEREST	179,402	3,314,481

TOTAL LIABILITIES	1,985,352	21,818,466

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized; $.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized;
25,839,203 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	25,839	25,839
Additional paid-in capital	859,061	859,061
Accumulated (deficit)	(968,096)	(1,781,025)
Accumulated other comprehensive income	-	191,171
Total Stockholders' Equity (Deficiency)	(83,196)	(704,954)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,902,156	$21,113,512

See accompanying notes to the consolidated financial statements

NT HOLDING CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Depreciation and amortization	-	-	-	-
General and administrative expenses	99,244	142,233	99,244	113,029

TOTAL OPERATING EXPENSES	99,244	142,233	99,244	113,029

(LOSS) FROM CONTINUTING OPERATIONS	(99,244)	(142,233)	(99,244)	(113,029)

OTHER INCOME (EXPENSE)
Gain from liquidation of assets and liabilities	-	-	-	-
Interest expense	-	-	-	-
Interest income	-	-	-	-
NET OTHER INCOME (EXPENSE)	-	-	-	-
(LOSS) FROM CONTINUTING OPERATIONS	(99,244)	(142,233)	(99,244)	(113,029)

DISCONTINUED OPERATIONS
Income/(Loss) from discontinued operations	210,786	388,799	-	476,834
Gain on disposal of subsidiary	10,000	1,027,026	-	-
INCOME FROM DISCONTINUED OPERATIONS	220,786	1,415,825	-	476,834

NET INCOME (LOSS)	$121,542	$1,273,592	$(99,244)	$363,805

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.00	$0.05	$(0.00)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,839,203	25,538,544	25,839,203	25,538,544

See accompanying notes to the consolidated financial statements

NT HOLDING CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$121,542	$1,273,592
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain from discontinued operations	(220,786)	(1,415,825)
Changes in operations assets and liabilities from disposal
of subsidiary	(32,110)	127,809
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	18,600	-
Increase in due to shareholder	80,000	-
Net cash used in operating activities	(32,754)	(14,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash from acquisition of subsidiaries	-	618,692
(Decrease) in cash from disposal of subsidiaries	(5,765)	-

Net cash used in investing activities	(5,765)	618,692

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net Increase (decrease) in cash	(38,519)	604,268
CASH AT BEGINNING PERIOD	38,519	97,169

CASH AT END OF PERIOD	$-	$701,437
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Offset of debt for warrants exercised	$-	$-

Common stock issued for liquidation of liabilities	$-	$-

See accompanying notes to the consolidated financial statements

NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of NT Holding Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. These annual financial statements should be read in conjunction with that report.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at September 30, 2007 and December 31, 2006 due to the relatively short-term nature of these instruments.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues, cost of sales and operating expenses

The Company incurred expenses of $99,244 in 2007 versus $113,029 in 2006. This represents a decrease of $13,785 from 2006 to 2007. However, the expenses in the third quarter of 2007 were incurred to reorganize the Company. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Gain on discontinued operations

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary..

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues, cost of sales and operating expenses

The Company incurred expenses of $99,244 in 2007 versus $142,233 in 2006. This represents a decrease of $42,989 from 2006 to 2007. However, the expenses in the third quarter of 2007 were incurred to reorganize the Company. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Gain on discontinued operations

We recorded $210,786 income from discontinued operations and $10,000 gain on disposal of subsidiary in the nine months ended September 30, 2007 as a result of sales of Perfect Growth and hence the Jinhai operations in June 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of September 30, 2007 was $0. Compared to the year ended December 31, 2006, our cash decreased by $38,519.

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

The Company has received additional capital through the expansion of vendor financing and loans from its directors and shareholders during the previous quarters and expects such financing will be its only source of capital in the near future.

From time to time we may require extra funding through financing activities and investments to expand the operations of PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of September 30, 2007 and date of this report, we did not have any plan for additional funding.

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

There has been no unregistered sale of equity for the quarter ended September 30, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended September 30, 2007.

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

Mr. Alan Lew, age 33, is currently the President and Secretary of NT Holding Corp. He is also President of PNC Labs, Inc., which is the majority shareholder of the Company. PNC Labs researches, develops and markets nutraceutical products. Mr. Lew has vast experience and contacts in the biotechnology industry. He was a clinical site manage for Pfizer, Inc., where his responsibilities included monitoring and locating new physicians for investigative trials. Mr. Lew has also worked for Sloan-Kettering Hospital in New York City, and for Acorda Therapeutics.

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

NT HOLDING CORP.

/s/ Alan Lew ALAN LEW CHAIRMAN AND CHIEF EXECUTIVE OFFICER DATED: November 14, 2007 /s/ Alan Lew ALAN LEW ACTING CHIEF FINANCIAL OFFICER DATED: November 14, 2007