Form 10-K
period 2007-12-31
NT HOLDING CORP.
filed 2008-04-15
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the annual period ended December 31, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 000-15303

NT HOLDING CORP.

(Name of Small Business Issuer in Its Charter)

NEVADA	65-1129912
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1325 Airmotive #175
Reno, NV, 89502

(Address of principal executive offices)

(775) 262-0128

(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [  ]    No [X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [ X]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0

The aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2008 was $320,308/.15.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities	Number of Shares Outstanding as of March 31, 2008
Common Stock, $0.001 par value	25,839,203

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

4

Item 2   Description of Properties

8

Item 3.  Legal Proceedings

8

Item 4.   Submission of Matters to a Vote of Security Holders

8

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

8

Item 6.   Management’s Discussion and Analysis or Plan of Operation

9

Item 7.    Financial Statements

16

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 8A. Controls and Procedures

17

PART III

Item 9.   Directors and Executive Officers of the Registrant

17

Item 10.  Executive Compensation

18

Item 11.  Security Ownership of Certain Beneficial Owners and Management

19

Item 12.  Certain Relationships and Related Transactions

19

Item 13.  Exhibits

19

Item 14.  Principal Accountant Fees and Services

20

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business”, and Item 6. “Management’s Discussion and Analysis”, including under the heading “– Risk Factors” under Item 6.  Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

SUMMARY

NT Holding Corp., (the "Company", "we", "our", "us" or "NTHH") through its subsidiaries, invests in and operates companies in Asia that engage in the energy and natural resources businesses.  Our headquarters are in Nevada  However, we will not restrict our search to energy and natural resources businesses in any particular geographic location.  We have invested in and currently operate one subsidiary:  PT Borneo Mineral Projects ("PT Borneo"), an Indonesia company owns a right of concession on coal mines in Indonesia through Eastbay Management Limited ("Eastbay")

HISTORY AND RECENT DEVELOPMENTS

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

On April 7, 2006, we entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation ("Grand Canal") wherein Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder. On October 31, 2006, we entered into a Rescission Agreement (the “Rescission Agreement”) with Grand Canal rescinding all previous agreements between the parties.  The parties had previously entered into two agreements: (i) an agreement on June 17, 2006 wherein the parties agreed that Grand Canal would return the interest in Tagalder C3 Holdings to us and that us will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement; and (ii)  an agreement on April 7, 2006, wherein we sold all of our interest in Tagalder C3 Holdings to Grand Canal in exchange for 39,702,080 shares of Grand Canal. Due to certain subsequent events, the parties mutually determined that it was in the best interest of each of the parties to execute the Rescission Agreement, rescind both of these agreements and unwinding the deal altogether.

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

On June 6, 2007, two of the our majority shareholders, Fugu Enterprises, Inc. ("Fugu") and TG Wanasports Management Limited "("TG Wanasports"), entered into separate agreements with Liu Xiu Lun ("Liu"). Under the agreements, Fugu transferred 7,941,408 shares of common stock of the Company to Liu for a consideration of $130,320, while TG Wanasports transferred 10,338,200 shares of common stock of the Company to Liu for a consideration of $169,680. The transaction was completed on June 7, 2007 and resulted in a change in control of the Company.

On June 8, 2007, we entered into and completed a Stock Purchase Agreement with Liang Yan Qiong to sell all of the stock in Perfect Growth Venture Corp. ("Perfect Growth"), a British Virgin Islands company wholly-owned by the Company that holds the ownership of Jinhai and AAMI. As consideration, Mr. Liang assumed certain liabilities and certain assets of the Company including (i) $2 million in liabilities associated with Perfect Growth owed to the former owners of Jinhai, and (ii) $502,156 accounts receivable (as of June 30, 2007) from System Wealth (from sales of Shanxi Fujia).

On June 19, 2007, Liu entered into and closed a Stock Purchase Agreement with PNC Labs, Inc. ("PNC") to transfer 18,279,608 shares of common stock in the Company to PNC at a consideration of $350,000 through a payment schedule beginning June 19, 2007 and ending July 31, 2008. A change of control of the Company occurred upon closing.

On June 26, 2007, Mr. Chun Ka Tsun resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors. Also on June 26, 2007, Mr. Woo Chi Wai resigned as a member of the Company’s Board of Directors.

Also on June 26, 2007, Mr. Alan Lew was appointed as the new Chief Executive Officer of the Company, and as a member of the Company’s Board of Directors.

BUSINESS OVERVIEW

Through our wholly owned subsidiary Eastbay, we owned 70% of PT Borneo that owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.

PRODUCTION FACILITIES

Through PT Borneo we own a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.  The construction of the production facilities of PT Borneo was not completed and as of December 31, 2006 and as of the date of this report, PT Borneo does not commence into mining operations in Indonesia.

OUR PRODUCTS

Since PT Borneo did not commence any operations as of December 31, 2007 and as of the date of this report, we did not offer any products to our customers through PT Borneo.

TARGET MARKETS

As of December 31, 2007 and as of the date of this report, PT Borneo did not commence into any operations.  However, should PT Borneo commence mining operations, coal produced by PT Borneo will be exported from Indonesia to South East Asia and southern China.

COMPETITION

The competitive environment in Indonesia for coal mining is spread between large major coal exporters such as BP and Royal Tinto and many smaller locally owned enterprises. BP and Royal Tinto are well capitalized to build out their operations. The smaller coal minors are constantly looking for funding to expand operations.  Add Indonesia

PRINCIPAL OFFICE

Our headquarters is located at 1325 Airmotive #175, Reno, NV, 89502.

EMPLOYEES AND ORGANIZATION

Currently we have a total of 3 employees as follows:

Company		Position	Number

NT Holding Corp		President	1

PT Borneo	:	General Manager	1
		Business Manager	1

		TOTAL	3

The President of NTHH received no compensation from us during 2006 and 2007. We currently have an agreement for compensation of our chief executive, and have no stock option plan or other equity compensation plan for our directors and officers.

Also, the General Manager and the Business Manger of PT Borneo received no compensation from PT Borneo and NTHH.

PATENTS AND INTELLECTUAL PROPERTIES

Through PT Borneo, we own a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.  However, this is neither a patent nor an intellectual property and no monetary value was attached to this mining right in our balance sheets as of December 31, 2007.

GOVERNMENT REGULATIONS

Since PT Borneo did not commence operations as of December 31, 2007, we are not subject to any Indonesia government regulations in the year of 2007.

BUSINESS DEVELOPMENT

In 2008 we will continue with our construction on the production facilities of PT Borneo.

ITEM 2

DESCRIPTION OF PROPERTIES

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

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NTHH.”

The aggregate market value of the voting and non-voting common equity held by non-affiliates of NTHH, based upon the average bid and asked price of such common equity on March 31, 2008 as reported by the OTC BB, was approximately $__. This number excludes shares of common stock held by each officer and director of our Company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2006 to March 31, 2008, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 31, 2008, there were approximately 480 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

Year	Period	High	Low

2005	First Quarter	0.60	0.60
	Second Quarter	1.30	0.25
	Third Quarter	0.88	0.20
	Fourth Quarter	0.75	0.26

2006	First Quarter	1.19	0.21
	Second Quarter	2.10	1.05
	Third Quarter	2.42	0.45
	Fourth Quarter	0.74	0.19

2007	First Quarter	0.40	0.13
	Second Quarter	0.07	0.04
	Third Quarter	0.15	0.04
	Fourth Quarter	0.07	0.03

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

NTHH’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, NTHH views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on NTHH’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenues and cost of sales

Our revenue decreased from $9,891,094 for the year ended December 31, 2006 to $0 for the year ended December 31, 2007.  The decrease is attributable to sale of Perfect Growth Venture Corp. to a third party as described more fully in Note 15 to these financial statements.  Cost of sales decreased also from $11,018,284 for year ended December 31, 2006 to $0 for the year ended December 31, 2007.

During 2007 we incurred a gross loss of $267,585 from our operations.

Operating expenses

For the year ended December 31, 2007 we did not incur any selling and distribution expenses to support our operations.  Compared to the year ended December 31, 2006, our selling and distribution expenses decreased by $18,434 or 100%.  Such decrease is attributable to sale of Perfect Growth Venture Corp. to a third party as described more fully in Note 15 to these financial statements.

We incurred a total of $267,585 general and administrative expenses for the year ended December 31, 2007 as compared to $705,910 for the year ended December 31, 2006.  The general and administrative expenses of 2006 were mainly attributable to new administrative overhead as a result of Jinhai acquisition during 2006 and the Company did not have those expenses in 2007.

LOSS BEFORE MINORITY INTEREST

In 2007 we reported a net income of $132,432, as compared to a net loss of $641,843 for the year ended December 31, 2006.

DISCONTINUED OPERATIONS

For the year ended December 31, 2007 we recorded an income from discontinued operations in the amount of $400,017.  This included a loss from discontinued operations of $204,813 and a gain on disposal of discontinued operations amounted to $604,830.

COMPREHENSIVE GAIN

In 2007 we incurred a comprehensive gain of $132,432, a reduction of a loss of $450,652 from 2006.  Our reduction in comprehensive loss in 2007 against 2006 is mainly due to:

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 our cash balance amounted to $0

From time to time we may require extra funding through financing activities and investments to expand the operations of PT Borneo.  Funding is required for construction of facilities for PT Borneo.  Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing.  As of December 31, 2007 and date of this report, we did not have any plan for additional funding.

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

Risks Relating to Our Company

We cannot assure you that our growth strategy will be successful.

One of our growth strategies in PT Borneo’s operations is to grow through proving out the coal reserves of PT Borneo.  However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets.  Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

We cannot assure you that our acquisition growth strategy will be successful.

In addition to our organic growth strategy for PT Borneo, we also expect to grow through strategic acquisitions.  We intend to pursue opportunities to acquire businesses that are complementary or related to energy and natural resources.  We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

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

Our subsidiary, PT Borneo, competes with other companies, many of whom are developing or can be expected to develop products similar to ours. Although our market is a large market with limited competitors, many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

The products and the processes we use could expose us to substantial liability.

In our PT Borneo subsidiary, once we commence into operations, we face an inherent business risk of exposure to drilling, exploration and processing of coal and related products. To date, we have not experienced any accidents, claims and liabilities arisen from drilling, exploration and processing of coal and related products. However, that does not mean that we will not have any such accidents, claims and liabilities in the future.

We may never pay any dividends to our shareholders.

We did not declare any dividends for the year ended December 31, 2007. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors that the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our operations require us to comply with a number of U.S. and international regulations.

We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC, which may reduce our future growth.

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

Balance Sheet as of December 31, 2007

F-2

Statement of Operations for the period from May 27, 2005

F-3

(Date of inception) to December 31, 2007

Statement of Stockholders' Equity for the period from

F-4

May 27, 2005  (Date of inception) to December 31, 2007

Statement of Cash Flows for the period from May 27, 2005

F-5

(Date of inception) to December 31, 2007

Notes to Financial Statements

F-7 to F-12

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by our Board of Directors, on March 19, 2007, the accounting firm of Madsen & Associates CPAs, Inc. was retained by the Company; and the Company’s previous auditor, Child, Van Wagoner & Bradshaw, PLLC, was dismissed on that same date. Child, Van Wagoner & Bradshaw, P.L.L.C.  had been appointed on February 24, 2006 as our independent auditor.

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

During our two most recent fiscal years and the subsequent interim period through the date of dismissal, we have not had any disagreements with our former or current accountants, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants’ satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

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

SARBANES – OXLEY ACT 404 COMPLIANCE

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

RESIGNATION AND APPOINTMENT OF DIRECTOR

On June 26, 2007, Mr. Chun Ka Tsun resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors. Also on June 26, 2007, Mr. Woo Chi Wai resigned as a member of the Company’s Board of Directors. That same day, Mr. Alan Lew was appointed as the new Chief Executive Officer of the Company, and as a member of the Company’s Board of Directors.

Mr. Alan Lew, age 33, is currently the President and Secretary of PNC Labs, Inc., which was previously a subsidiary of the Company during which time Mr. Lew served as President of the Company and as a member of the Company’s Board of Directors. PNC Labs researches, develops and markets nutraceutical products. Mr. Lew has vast experience and contacts in the biotechnology industry. He was most recently a clinical site manage for Pfizer, Inc., where his responsibilities included monitoring and locating new physicians for investigative trials. Mr. Lew has also worked for Sloan-Kettering Hospital in New York City, and for Acorda Therapeutics.

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

ITEM 10

EXECUTIVE COMPENSATION

Our executive and director received no compensation from the Company for the years ended December 31, 2006 and December 31, 2007. We currently have an agreement for compensation of our President, and have no stock option plan or other equity compensation plan for our employees.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ANAGEMENT

Mr. Alan Lew, age 33, is currently the President and Secretary of NT Holding Corp. Mr.Lew is also President of PNC Labs, Inc., our majority shareholder. Mr. Lew has vast experience and contacts in the biotechnology industry. Mr. Lew has worked for Sloan-Kettering Hospital in New York City, Pfizer, and other biotech companies.

The following table sets forth certain information regarding beneficial ownership of common stock as of March 31, 2008  by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name	Position Held	Shares Owned	% Owned

Alan Lew	President	134,079	less than 1%

PNC LABS, INC.		19,433,040	75.21%

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

32.1

Sarbanes Oxley Section 906 Certification of Chief Executive Officer

32.2

Sarbanes Oxley Section 906 Certification of Chief Financial Officer

________

(1) incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended

December 31, 2005.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended December 31, 2007 We paid our fees for our audit for the year ended December 31, 2007 in 2008.

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

Date: April 14, 2007

NT HOLDING CORP.

By:   /s/ Alan Lew

Alan Lew

Chief Executive Officer and Chairman

By:   /s/ Alan Lew

Alan Lew

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008

/s/ Alan Lew

Alan Lew

Director

Madsen & Associates CPA’s, Inc.

Board of Directors

NT Holding Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of NT Holding Corp. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the footnotes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

April 12, 2008

Salt Lake City, Utah

NT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ -	$ 38,519
Accounts receivable	1,902,156	3,243,645
Inventories	-	2,899,177
Prepayments and other receivables	-	3,542,300
Total Current Assets	1,902,156	9,723,641
OTHER ASSETS:
Property, plant and equipment	-	4,820,376
Construction in progress	-	6,569,495
Total Other Assets	-	11,389,871

TOTAL ASSETS	$ 1,902,156	$ 21,113,512

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 106,191	$ 6,692,621
Other payables	1,700,000	4,516,603
Due to stockholders	44,000	10,000
Deferred revenue	-	5,321,241
Tax payable	-	271,192
Short-term loan	-	1,384,911
Total Current Liabilities	1,850,191	18,196,568
LONG-TERM LIABILITIES
Long-term loan	-	307,417
MINORITY INTEREST	179,402	3,314,481
TOTAL LIABILITIES	2,029,593	21,818,466

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized; $.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized;
25,839,203 shares issued and outstanding
at December 31, 2007 and 2006, respectively	25,839	25,839
Additional paid-in capital	859,061	859,061
Accumulated (deficit)	(1,012,337)	(1,781,025)
Accumulated other comprehensive income	-	191,171
Total Stockholders' Equity (Deficiency)	(127,437)	(704,954)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 1,902,156	$ 21,113,512

The accompanying notes are an integral part of these financial statements.

NT HOLDING CORP. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2007 and 2006
	December 31,
	2007	2006

REVENUES	$ -	$ 9,891,094
COST OF SALES	-	11,018,284

GROSS LOSS	-	(1,127,190)

OPERATING EXPENSES:
Selling and distribution expenses	-	18,434
General and administrative expenses	143,485	705,910
Impairment of goodwill	-	564,939

TOTAL OPERATING EXPENSES	143,485	1,289,283

(LOSS) FROM CONTINUTING OPERATIONS	(143,485)	(2,416,473)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	-	(153,703)
Other	-	37,010

NET OTHER INCOME (EXPENSE)	-	(116,693)

(LOSS) FROM CONTINUTING OPERATIONS
BEFORE TAXES AND MINORITY INTEREST	(143,485)	(2,533,166)
PROVISION FOR INCOME TAXES	-	120,583

NET LOSS BEFORE MINORITY INTEREST	(143,485)	(2,412,583)

MINORITY INTERESTS IN SUBSIDIARY	-	831,779

DISCONTINUED OPERATIONS
Income/(Loss) from discontinued operations	210,786	(88,035)
Gain on disposal of subsidiary	10,000	1,027,026
INCOME FROM DISCONTINUED OPERATIONS	220,786	938,991

NET INCOME (LOSS)	$ 77,301	$ (641,813)

FOREIGN CURRENCY TRANSLATION	-	191,171

COMPREHENSIVE (LOSS)	$ 77,301	$ (450,642)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$ 0.00	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,839,203	25,839,203

The accompanying notes are an integral part of these financial statements

NT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM JANUARY 1, 2006 TO DECEMBER 31, 2007

							Accumulated	Net
					Additional		Other	Stockholders'
	Preferred Stock		Capital Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	(Deficiency)
Balance-January 1, 2006	-	$ -	25,836,203	$ 25,839	$ 859,061	$ (1,139,221)	$ (82,945)	$ (337,266)
							82,945	82,945
Comprehensive income:
Net (Loss)	-	-	-	-	-	(641,813)	-	(641,813)
Foreign currency translation	-	-	-	-	-	-	191,171	191,171

Balance-December 31, 2006	-	-	25,836,203	25,839	859,061	(1,781,034)	191,171	(704,963)

Prior period adjustment	-	-	-	-	-	691,396	-	691,396

Comprehensive income:
Net Income	-	-	-	-	-	77,301	-	77,301
Foreign currency translation	-	-	-	-	-	-	(191,171)	(191,171)

Balance, December 31, 2007	-	$ -	25,836,203	$ 25,839	$ 859,061	$ (1,012,337)	$ -	$ (127,437)

The accompanying notes are an integral part of these financial statements

NT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 77,301	$ (641,813)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	807,521
Impairment of goodwill	-	564,939
Common stock issued for services	-	-
Minority interests	-	(831,779)
Gain from discontinued operations	(220,786)	(938,991)
Changes in operations assets and liabilities from disposal
of subsidiary	(32,110)	-
Changes in assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	-	(3,243,645)
Decrease in inventories	-	788,953
Decrease in other receivables and prepayments	-	1,471,452
Increase in accounts payable and accrued expenses	98,841	1,083,535
(Decrease) in other payables	-	(1,163,452)
Increase in deferred revenues	-	1,411,290
(Decrease) in tax payable	-	(93,080)
(Decrease) in due to shareholder	44,000	(140,000)

Net cash used in operating activities	(32,754)	(925,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash from acquisition of subsidiaries	-	618,692
(Decrease) in cash from disposal of subsidiaries	(5,765)	618,692
(Decrease) in construction in progress	-	(259,480)
Purchase of property, plant and equipment	-	(854,580)

Net cash used in investing activities	(5,765)	123,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term loan	-	1,163,366
Increase in long-term loan	-	7,251

Net cash provided by financing activities	-	1,170,617

NET (DECREASE) IN CASH	(38,519)	368,871
EFFECT OF FOREIGN EXCHANGE RATE CHANGES	-	191,171
CASH AT BEGINNING PERIOD	38,519	97,169

CASH AT END OF PERIOD	$ -	$ 657,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Offset of debt for warrants exercised	$ -	$ -
Common stock issued for liquidation of liabilities	$ -	$ -

The accompanying notes are an integral part of these financial statements

NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated on April 11, 1984 under the laws of the State of Delaware.  Through its subsidiaries, the Company invests in and operates companies that engage in the energy and natural resources businesses.  Currently the Company operates one subsidiary: PT Borneo Mineral Projects ("PT Borneo"), an Indonesia company owns a right of concession on coal mines in Indonesia through Eastbay Management Limited ("Eastbay")

As of December 31, 2006 the Company owned 58% of the equity of Jinhai through AAMI and 70% of PT Borneo through Eastbay.  As of December 31, 2007 the Company owns 70% of PT Borneo through Eastbay.

The Company has made several acquisitions and disposals of various business entities and activities.  These business activities are more fully described and discussed in Note 3 to the financial statements.

On June 6, 2007, two of the Company’s majority shareholders, Fugu Enterprises, Inc. (“Fugu”) and TG Wanasports Management Limited “(“TG Wanasports”), entered into separate agreements with Liu Xiu Lun (“Liu”).  Under the agreements, Fugu transferred 7,941,408 shares of common stock of the Company to Liu for a consideration of $130,320, while TG Wanasports will transferred 10,338,200 shares of common stock of the Company to Liu for a consideration of $169,680.  The transaction was completed on June 7, 2007 and resulted in a change in control of the Company.

On June 8, 2007, the Company entered into and completed a Stock Purchase Agreement with Liang Yan Qiong to sell all of the stock in Perfect Growth Venture Corp. (“Perfect Growth”), a British Virgin Islands company wholly-owned by the Company that holds the ownership of Jinhai and AAMI.  As a consideration, Mr. Liang assumed certain liabilities and certain assets of the Company including (i) $2 million in liabilities associated with Perfect Growth owed to the former owners of Jinhai, and (ii) $502,156 accounts receivable (as of March 31, 2007) from System Wealth (from sales of Shanxi Fujia).

On June 19, 2007, Liu entered into and closed a Stock Purchase Agreement with PNC Labs, Inc. (“PNC”) to transfer 18,279,608 shares of common stock in the Company to PNC at a consideration of $350,000 through a payment schedule beginning June 19, 2007 and ending July 31, 2008.  A change of control of the Company occurred upon closing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company’s major operations during 2007 and 2006 were conducted in the Peoples Republic of China “PRC”. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC were subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment.

The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

(g) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, prepaid inventory, other receivables, accounts payable, accrued liabilities, taxes payable, due to officers and owners, short-term loans, customer deposits (deferred revenue). Management has estimated that the carrying amounts approximate their fair values due to their intended short-term nature.

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

(l) Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. We classify penalties and interest as income taxes as allowed by FIN 48, “Accounting for Uncertainty in Income Taxes.”  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

(o) Foreign currency conversion

The accompanying financial statements are presented in US dollars. The functional currency during 2007 and 2006 was the Renminbi ("RMB") of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

The change in conversion rate of RMB against the US dollar resulted in a loss in translation of $5,973, which was all ………….

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

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

Statement of Financial Accounting Standard No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The

Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting, but does not affect existing standards, which require assets and liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 141

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(revised 2007), “Business Combinations”(“SFAS 141R”).  SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires the non-controlling interests(minority interests) to be recorded at fair value and reported as a component of equity.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

The implementations of the above pronouncements are not expected to have a material effect on the Company's financial statements.

(q) Earnings (loss) per share

Basic earning (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included. At December 31, 2007 there were no potentially dilutive securities outstanding.

NOTE 3 – REVERSE MERGER, ACQUISITION AND BUSINESS DISPOSAL

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

Tagalder entered into an Agreement for Share Purchase dated June 26, 2005 to purchase 100% ownership of Hopeful, which is the owner of 75% of FJCC.  Such acquisition was accounted for in the financial statements of the Company under purchase accounting.  On June 19, 2006, the Company entered into a Purchase and Sale Agreement with System Wealth Limited (“System Wealth”) wherein the Company agreed to transfer all of its interests in Tagalder to System Wealth in exchange for $800,000 to be paid in installments over a six month period.  The loss from the operations of Tagalder was recorded as loss from discontinued operations in the statements of operations in the period ended September 30, 2006.

On March 12, 2006, the Company entered into a definitive agreement with Shanxi Jinhai Metal Group Limited ("Jinhai") in which the Company and Jinhai formed a 100% interest Sino foreign joint venture company in China under the name of "American - Asia Metallurgical Industry Limited"("AAMI"). The Company will have a 58% interest in Jinhai through AAMI.  On June 5, 2006, the Ministry of Foreign Trade and Economic Cooperation (“MOFTEC”) of the People’s Republic of China (“China”) issued a “Certificate of Approval for the Establishment of Enterprises with Foreign Investment in the People’s Republic of China” to authorize and approve the Company’s formation and ownership of AAMI.  The terms of the Acquisition were amended on June 27, 2006 and the transaction took the form of an acquisition by the Company through AAMI, not a joint venture as was originally contemplated in the agreement.  On June 30, 2006, the Acquisition was completed and closed.  The accounts of AAMI and Jinhai are consolidated into these financial statements for the year ended December 31, 2006.

On June 8, 2007, the Company entered into and completed a Stock Purchase Agreement with a third party individual to sell all of its equity ownership of Perfect Growth Venture Corp., which resulted in the disposal of all operations of Shanxi Jinhai Metal Group Limited and American – Asia Metallurgical Industry Limited.  The events surrounding this agreement are more fully disclosed in Note 15 to these financial statements.

On April 7, 2006, the Company entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation (“Grand Canal”) and Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder.  In consideration of such purchase, Grand Canal will issue and deliver to us 39,702,080 shares of the common stock of Grand Canal, which will be “restricted securities” for purposes of the Securities Act of 1933. Following the closing of this transaction, there will be a total of 45,116,000 shares of the common stock of Grand Canal issued and outstanding, of which 88.0% will be owned by us.  Grand Canal has no operations and is listed on the Pink Sheets.  On April 19, 2006, the Company completed this transaction with Grand Canal.  On June 17, 2006, the Company entered into a Substitution Agreement with Grand Canal to mutually determine that it was in the best interest of each of the parties that Grand Canal return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement.  On September 27, 2006, the Company entered into a material definitive agreement with Shanxi Linfen Lingu Coal Mine Limited (“Lingu”), a coal mining company located in Shanxi, China. The Company purchased 62.5% of the equity ownership of Lingu through Grand Canal.  The total consideration to be issued by the Company will be 9,023,200 shares of the common stock of Grand Canal that is owned by the Company in exchange for 62.5% of the equity ownership of Lingu.  The closing of the Agreement is subject to the successful completion of due diligence by the Company and approval by the Company’s Board of Directors.  On October 31, 2006, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with Grand Canal rescinding the previous agreements between the parties.  The parties had previously entered into two agreements: (i) an agreement on June 17, 2006 wherein the parties agreed that Grand Canal would return the interest in Tagalder C3 Holdings to the Company and that the Company will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement; and (ii)  an agreement on April 7, 2006, wherein the Company sold all of its interest in Tagalder C3 Holdings to Grand Canal in exchange for 39,702,080 shares of Grand Canal. Due to certain subsequent events, the parties have mutually determined that it is in the best interest of each of the parties to execute the Rescission Agreement, rescinding both of these agreements and unwinding the deal altogether.  As a result of the Rescission Agreement, NTHH shall not be responsible for providing any projects to Grand Canal, and all ownership of Grand Canal will transfer to its original shareholders.  As of March 31, 2007 and as of the date of this report, the board of directors of the Company was not satisfied with the due diligence results of Lingu and the acquisition of Lingu was not closed.  The board of directors determined that the Company will not acquire the equity interest of Lingu.

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

On May 10, 2006, the Company through its wholly owned subsidiary Eastbay Management Limited, a British Virgin Islands company (“Eastbay”), entered into a material definitive agreement by and among Chris Flanagan and Michael Alsop, the major shareholders of PT Borneo Mineral Projects and PT Borneo Mineral Projects (“PT Borneo”). PT Borneo was formed in September 2005 in Indonesia and is in the business of coal mining and export.  It owns a right of concession on coal mines on a total area of 19,191 hectares in the territory of East Kalimantan of the Republic of Indonesia.  Pursuant to the terms of the agreement, the current shareholders of PT Borneo will own 30% of the equity and Eastbay will acquire the remaining 70%.  The transaction was completed on June 2, 2006

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLES

Prepayments of the Company are non-interest bearing advances to third parties with no fixed payment terms and deposits paid to suppliers for purchase of goods. Prepayments and other receivables as of December 31, 2007 and December 31, 2006 are summarized as follows:

	December 31, 2007	December 31, 2006

Jinhai:
Advances to third parties and deposits paid	$-	$3,542,300

Total	$-	$3,542,300

NOTE 5 – INVENTORIES

/

Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Inventories are coking coals, coke and cast irons.

Inventories as of December 31, 2007 and December 31, 2006 are summarized as follows:

	December 31, 2007	December 31, 2006

Raw materials	$-	$752,875
Work in progress	-	928,888
Finished goods	-	1,217,414
Total	$-	$2,899,177

At December 31, 2007 there are no inventories due to the disposal of Shanxi.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of the Company represent amounts due to for goods and services purchased through the normal course of business. Accounts payable and accrued expenses were mainly generated from the consolidation of Jinhai. The breakdown of the accounts payable and accrued expenses as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006

Accounts payable	$26,641	$6,344,677
Accrued expenses	147,650	347,944

TOTAL	$174,291	$6,692,621

NOTE 7 – OTHER PAYABLES

Other payables of the Company include amounts payable to the ex-shareholders’ of PT Borneo and Shanxi Jinhai for the acquisition and some non-interest bearing short term advances from third parties and Shanxi Jinhai’s stockholders. Other payables for the period ended December 31, 2007 and 2006 are $1,700,000 and $4,526,603.

NOTE 8 – DUE TO STOCKHOLDERS

		December 31, 2007		December 31, 2006

NTHH:	$		$
Due to PNC Labs, Inc. (1)		10,000		10,000
Due to shareholder		100,000
Total NTHH		110,000		10,000

TOTAL		$110,000		$10,000

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

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

	December 31, 2006	December 31, 2005

At cost:

Buildings	$-	$3,309,881
Machinery and equipment	-	3,841,164
Motor Vehicles	-	38,906
Office equipment	-	143,263
	-	7,333,214
Less: Accumulated depreciation		-

Buildings	$-	$702,367
Machinery and equipment	-	1,739,629
Motor Vehicles	-	34,041
Office equipment	-	36,801
	-	2,512,838

Plant and equipment , net	$-	$4,820,376

NOTE 10 – CONSTRUCTION IN PROGRESS

Construction in progress consists primarily of Shanxi Jinhai’s down payments and upfront payments paid to various vendors for technical design of the coke manufacturing plant facilities and coke and steel production equipment. The amount of construction in progress at December 31, 2006 is $3,868,389.

NOTE 11 – GOODWILL

PT Borneo acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Other receivables	$1,100,000
Construction in progress	98,445

Total assets purchased	1,198,445

Accrued expenses	5,500

Total liabilities assumed	5,500

Net assets	$1,192,945

Minority interest at 30%	357,884

Net assets acquired at 70%	835,061
Total consideration paid	1,400,000

Goodwill	564,939

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

Cash and bank	$611,376
Other receivables	2,923,752
Inventories	3,688,130
Construction in progress	8,022,541
Property, plant and equipment	6,293,196

Total assets purchased	21,538,995

Accounts payables	$2,072,218
Other payables	2,119,259
Short term loan	2,548,277
Deferred revenue	3,909,951
Tax payable	364,273
Accrued expenses	1,204,907
Long term loan	300,166

Total liabilities assumed	$12,519,051

Net assets	$9,019,944

Minority interest at 42%	3,788,376

Net assets acquired at 58%	5,231,568
Total considerations paid	2,000,000

Negative goodwill	$3,231,568

Negative goodwill proportionately applied to
Property, plant and equipment	$(1,420,597)
Negative goodwill proportionately applied to
Construction in progress	(1,810,971)

Total	$(3,231,568)

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

Pro Forma Combined
December 31, 2006

Revenue	$16,217,822
Gross profit	1,624,442
Income from operations	1,427,364
Net income	$1,542,799

Net income per share
Basic and diluted	$0.06

Basic and diluted	25,839,203

NOTE 12 – SHORT-TERM AND LONG-TERM LOAN

Short-term and long-term loans are obtained from third parties, which are non-interest bearing and non-secured. The Company did not obtain new loans during the year ended December 31, 2007. The decrease in short-term and long-term bank loans in the amount of $ 1,692,328 is from the disposition of Shanxi Jinhai.

NOTE 13 – TAXES PAYABLE

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007 and 2006 federal return remains open to examination.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes for the year ended December 31, 2007 and 2006 consists of the following:

	2007	2006
Federal:
Current	$ -	$ -
Deferred

State:
Current	-	-
Deferred	-	-

	$ -	$ -

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets:
Accrued expenses	$ -	$ -
Operating Loss	344,195	540,550

Deferred tax liabilities:	-	-

Valuation allowance	(560,522)	(540,550)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income/(Loss)	$ (560,522)	$ (540,550)
NOL Carryover	-	-
Valuation allowance	560,522	540,550
Income Tax Expense	$ -	$ -

Taxes payable represents the net of profits tax payable to the PRC amounting to $271,192  at December 31, 2006. This tax is accrued on the net profits of Shanxi Jinhai for the year ended December 31, 2006.

NOTE 14 – NON-CASH INVESTING AND FINANCING ACTIVITIES

On June 30, 2006, the Company completed the acquisition of Shanxi Jinhai for $2,000,000. The consideration has not been paid as at December 31, 2006. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and bank	$611,376
Other receivables	2,923,752
Inventories	3,688,130
Construction in progress	8,022,541
Property, plant and equipment	6,293,196

Total assets purchased	21,538,955

Accounts payables	$2,072,218
Other payables	2,119,259
Short term loan	2,548,277
Deferred revenue	3,909,951
Tax payable	364,273
Accrued expenses	1,204,907
Long term loan	300,166

Total liabilities assumed	$12,519,051

Net assets	$9,019,944

NOTE 15 – DISPOSAL OF ASSETS

On June 8, 2007, the Company entered into and completed a Stock Purchase Agreement with a third party individual to sell out all equity ownership of Perfect Growth Venture Corp., which resulted in the disposal of all operations of Shanxi Jinhai Metal Group Limited and American-Asia Metallurgical Industry Limited because the Company owned the operations of Shanxi Jinhai Metal Group Limited and American-Asia Metallurgical Industry Limited through its ownership on Perfect Growth Venture Corp.

As the consideration for the sales, third party individual buyer of Perfect Growth Venture Corp. assumed certain liabilities and certain assets of the Company including $2,000,000 in liabilities associated with Perfect Growth owed to the former owners of Shanxi Jinhai Metal Group Limited and $502,156 accounts receivable from System Wealth Limited (from sales of Shanxi Fujia) previously owned by the Company.

The following summarized the loss from discontinued operations of Perfect Growth Venture Corp.:

Perfect Growth Venture Corp.

Consolidated statement of operations and comprehensive income

From January 1, 2007 to June 8, 2007

REVENUE	$5,288,050

COST OF SALES	5,268,638

GROSS PROFIT	19,412

OPERATING EXPENSES
Selling and distribution expenses	1,657
General and administrative expenses	260,322
Finance	102,173
TOTAL OPERATING EXPENSES	364,152

OTHER EXPENSES	9,647

LOSS BEFORE TAX AND MINORITY INTERESTS	(354,387)

PROVISION FOR TAXATION	1,261

LOSS FROM OPERATIONS AND BEFORE MINORITY INTERESTS	(353,126)

MINORITY INTEREST	148,313

NET LOSS	$(204,813)

Foreign currency translations loss	(5,973)

COMPREHENSIVE LOSS	$(210,786)

Net loss of $204,813 was removed from loss from continuing operations and before minority interest in the consolidated statement of operations of the Company and was recorded as loss from discontinued operations subsequent to the disposal of Perfect Growth Venture Corp.

The following summarized the gain on disposal of all equity ownership of Perfect Growth Venture Corp.:

Perfect Growth Venture Corp.

Consolidated balance sheet

As of June 8, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,765
Account receivable	178,619
Inventories	3,960,186
Prepayments and other receivables	2,834,562
Total Current Asset	6,979,132

Property, plant and equipment	4,468,384
Construction in progress	4,085,810

TOTAL ASSETS	15,533,326

CURRENT LIABILITIES
Accounts payable and accrued expenses	3,619,862
Other payables	296,590
Payable to ex – shareholders	2,000,000
Accrued expenses	461,339
Deferred revenues	4,872,813
Tax payable	364,022
Short term loan	1,546,305
Total current liabilities	13,160,931

NON – CURRENT LIABILITIES	307,417
MINORITY INTEREST	2,986,766
SHAREHOLDERS’ DEFICIT
Accumulated deficit	(1,106,986)
Accumulated other comprehensive income	185,198
Total Shareholders’ Equity	(921,788)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	15,533,326

Based on the balance sheet of Perfect Growth Venture Corp. as of June 8, 2007:

Total net assets assumed by the buyer, net of $2,000,000 liabilities owed to the former owners of Shanxi Jinhai Metal Group Limited	$2,064,978
Assumption of liabilities from minority interest	(2,986,766)
Assumption of the foreign exchange translations through acquisition	(185,198)
Net liabilities assumed by the buyer	$(1,106,986)

Accounts receivable from System Wealth Limited by the buyer	$502,156
Net asset obtained by the buyer	$502,156

Gain on disposal of Perfect Growth Venture Corp. by the Company	$604,830

NOTE 16 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $267,585 for the year ended December 31, 2007 and had a net loss of $641,813 for the year ended December 31, 2006 and has an accumulated deficit of $1,648,593 at December 31, 2007. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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