Form 10-Q
period 2008-03-31
NT HOLDING CORP.
filed 2008-04-22
CIK 797564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended March 31, 2008

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-15303

NT HOLDING CORP.
 (Name of Small Business Issuer in Its Charter)

Nevada (Reincorporated)	65-1129912
(State or other jurisdiction o	(I.R.S. Employer
incorporation or organization)	Identification No.)

1325 Airmotive #175, Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

(775) 262-0128
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

Title of each class of Common Stock Outstanding as of April 18, 2008
 Common Stock, $0.001 par value 25,839,203

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.    Financial Statements

3

                Condensed Consolidated Balance Sheets

3

                Condensed Consolidated Statements of Operations and Comprehensive Income

4

                Condensed Consolidated Statements of Cash Flows

5

                Notes to Condensed Consolidated Financial Statements

6

Item 2.     Management's Discussion & Analysis of Financial Condition and Results of Operations

 9

Item 3.     Controls and Procedures

 11

PART II - OTHER INFORMATION

12

Item 1.    Legal Proceedings

  12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.    Defaults Upon Senior Securities

12

Item 4.    Submission of Matters to a Vote of Security Holders

 12

Item 5.    Other Information

12

Item 6.    Exhibits

12

Signatures

13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ -	$ -
Accounts receivable	1,902,156	1,902,156
Inventories	-	-
Prepayments and other receivables	-	-
Total Current Assets	1,902,156	1,902,156
OTHER ASSETS:
Property, plant and equipment	-	-
Construction in progress	-	-
Total Other Assets	-	-

TOTAL ASSETS	$ 1,902,156	$ 1,902,156

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 158,534	$ 106,191
Other payables	1,700,000	1,700,000
Due to stockholders	65,000	44,000
Deferred revenue	-	-
Tax payable	-	-
Short-term loan	-	-
Total Current Liabilities	1,923,534	1,850,191
LONG-TERM LIABILITIES
Long-term loan	-	-
MINORITY INTEREST	179,402	179,402
TOTAL LIABILITIES	2,102,936	2,029,593
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized; $.001 par value;
0 shares issued and outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized;
25,839,203 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	25,839	25,839
Additional paid-in capital	859,061	859,061
Accumulated (deficit)	(1,085,680)	(1,012,337)
Accumulated other comprehensive income	-	-
Total Stockholders' Equity (Deficiency)	(200,780)	(127,437)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 1,902,156	$ 1,902,156

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$ -	$ 5,288,050
COST OF SALES	-	5,268,638

GROSS PROFIT	-	19,412

OPERATING EXPENSES:
Selling and distribution expenses	-	1,657
General and administrative expenses	73,343	260,322

TOTAL OPERATING EXPENSES	73,343	261,979

(LOSS) FROM CONTINUTING OPERATIONS	(73,343)	(242,567)

OTHER INCOME (EXPENSE)
Gain from liquidation of assets and liabilities	-	-
Interest expense	-	(102,173)
Other (expense)	-	(9,647)

NET OTHER INCOME (EXPENSE)	-	(111,820)

(LOSS) FROM CONTINUTING OPERATIONS	(73,343)	(354,387)
TAX EXPENSE	-	1,261

(LOSS) AFTER TAXATION	(73,343)	(353,126)

MINORITY INTERESTS	-	148,313

NET (LOSS)	$ (73,343)	$ (204,813)

FOREIGN CURRENCY TRANSLATION	-	(5,973)

NET (LOSS)	$ (73,343)	$ (210,786)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,839,203	25,839,203

NT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (73,343)	$ (204,813)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	2,749,967
Minority interests	-	(148,313)
Changes in operations-assets and liabilities
net of acquisitions:
Increase in accounts receivable	-	1,162,870
(Decrease) in inventories	-	(1,061,009)
Increase in other receivables and prepayments	-	707,738
Increase/(Decrease) in accounts payable and accrued expenses	73,343	(2,604,070)
(Decrease) in other payables	-	(520,013)
(Decrease) in deferred revenues	-	(448,428)
Increase in tax payable	-	92,863
Net cash used in operating activities	-	(273,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in construction in progress	-	2,483,685
(Increase) in property, plant and equipment	-	(2,398,008)
Net cash used in investing activities	-	85,677

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term loan	-	161,394
Net cash provided by financing activities	-	161,394
Net Increase (decrease) in cash	-	(26,137)
Effect of foreign exchange rate changes	-	(5,973)

CASH AT BEGINNING PERIOD	-	38,519

CASH AT END OF PERIOD	$ -	$ 6,409

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Offset of debt for warrants exercised	$ -	$ -
Common stock issued for liquidation of liabilities	$ -	$ -

NT HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of NT Holding Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. These annual financial statements should be read in conjunction with that report.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, due from employees and other assets, accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at March 31, 2008 and December 31, 2007 due to the relatively short-term nature of these instruments.

NOTE 5-DISCONTINUED OPERATIONS

In the second quarter of 2007, the Company disposed of a significant operating subsidiary.  The results of operations and cash flows from this operating subsidiary are reflected in the financial statements of the Company for the quarter ended March 31, 2007. The results of operations and cash flows for the quarter ended March 31, 2008 do not include any of the operations or cash flows of this disposed of subsidiary which should be considered when reading the comparative statement of operations and cash flows.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $73,343 for the three months ended March 31, 2008 and has an accumulated deficit of $1,085,680 at March 31, 2008. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                  RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the three months ended March 31, 2008.

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

1.  Perersuasive evidence of an arrangement exists;
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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues, cost of sales and operating expenses

The Company had revenues of $0 for the quarter ended March 31, 2008 versus $5,288,050 for the quarter ended March 31, 2007.  The costs of sales for the same period decreased from $5,268,638 in 2007 to $0 for 2008.  The Company incurred expenses of $73,343 in 2008 versus $261,979 in 2007.  Interest, other expense and tax expense decreased from $110,559 for 2007 to $0 for 2008.  Lastly, minority interest allocation of the loss in 2007 decreased to $0 in 2008 from an allocation of $148,313 in 2007.  Lastly, there was no reversal in tax expense for 2008, which resulted in a decrease in income of $1,261 from 2007 to 2008.  This represents a decrease of $131,470 in the net (loss) from 2008 as compared to 2007.  However, the expenses in the first quarter of 2008 were incurred to reorganize the Company.  Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.  Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of March 31, 2008 was $0. Compared to the year ended December 31, 2007 where the balance was also $0, our cash balance stayed the same.

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

From time to time we may require extra funding through financing activities and investments to expand the operations of PT Borneo. Also, from time to time, we may come up with new expansion opportunities of which our management may consider seeking external funding and financing. As of March 31, 2008 and date of this report, we did not have any plan for additional funding.

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

There has been no unregistered sale of equity for the quarter ended March 31, 2008.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There has been no material default for the quarter ended March 31, 2008.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5 - OTHER INFORMATION

Change in auditor

NONE

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

NT HOLDING CORP.

/s/ Alan Lew ALAN LEW CHAIRMAN AND CHIEF EXECUTIVE OFFICER DATED: April 18, 2008 /s/ Alan Lew ALAN LEW ACTING CHIEF FINANCIAL OFFICER DATED: April 18, 2008

13