Form 10QSB
period 2008-06-30
NT HOLDING CORP.
filed 2008-08-15
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008
                 --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                        Commission file number 000-15303
                                               ---------

                                HST GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                             73-1215433
--------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or organization)

         150 Research Drive, Hampton, VA                 23666
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

Issuer's telephone number 757-766-6100
                          ------------

             NT Holding Corp., 1325 Airmotive #175, Reno, NV 89502
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]          No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [ ]          No [X]

The number of shares of the registrant's common stock outstanding as of June 30, 2008 was 20,242,061 shares.
___________________________________________

Traditional Small Business Disclosure Format (Check One):  Yes [X]     No [ ]

                                HST GLOBAL, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION     PAGE NO.
------------------------------     --------

Item 1.   Condensed Consolidated Interim Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited)...3

          Condensed Consolidated Statements of Operations for the three months ended June 30, 2008, the six months ended June 30,
               2008, and the period from August 6, 2007 (inception) to
               June 30, 2008 (unaudited).......................................4

          Condensed Consolidated Statement of Cash Flows for the six
               months ended June 30, 2008 and the period from August 6,
               2007 (inception) to June 30, 2008 (unaudited)...................5

          Notes to Condensed Consolidated Interim Financial Statements
               (unaudited)...................................................6-8

Item 2.   Management's Discussion and Analysis.................................9

Item 3.   Controls and Procedures.............................................10


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...................................................11

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........11

Item 3.   Defaults Upon Senior Securities.....................................12

Item 4.   Submission of Matters to a Vote of Security Holders.................12

Item 5.   Other Information...................................................12

Item 6.   Exhibits............................................................12

Signatures....................................................................13

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,2008
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $     278,589
Property, plant and equipment, net of accumulated
depreciation of $53.00                                       1,863
                                                     --------------
Total Current Assets                                 $     280,452
                                                     --------------
TOTAL ASSETS                                         $     280,452
                                                     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                $      63,663
Deposits - Shareholders                                  1,034,000
Other payables                                                   -
Due to stockholders                                              -
Note Payable - related parties                             100,000
Tax payable                                                      -
Short-term loan                                                  -
                                                     --------------
Total Current Liabilities                            $   1,197,663

LONG-TERM LIABILITIES
Long-term loan                                                   -
MINORITY INTEREST                                                -
TOTAL LIABILITIES                                    $   1,197,663
                                                     --------------

COMMITMENTS AND CONTINGENCIES                                    -

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
..001 par value; 1,000,000 shares issued and
none outstanding                                                 -
Common stock, $.001 par value; 100,000,000
shares authorized; 20,241,568 shares issued and
outstanding                                          $      20,242
Accumulated (deficit)                                     (937,453)
Total Stockholders' Equity (Deficiency)              $    (917,211)
                                                     --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                     $     280,452
                                                     ==============


   The accompanying notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND
        SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM THE DATE
                 OF INCEPTION (AUGUST 6, 2007) TO JUNE 30, 2008


                                                                 From Date of
                               Three Months     Six Months       Inception
                               Ended            Ended            (8/6/07) to
                               June 30, 2008    June 30, 2008    June 30, 2008

REVENUES                       $            -   $            -   $            -
COST OF SALES                  $            -   $            -   $            -

GROSS PROFIT                   $            -   $            -   $            -

OPERATING EXPENSES:
Salaries                       $       30,690   $       38,767   $       68,767
Consulting                            546,000          611,000          641,000
General and administer-
ative expenses                        143,394          189,812          192,549

TOTAL OPERATING EXPENSES       $      720,084   $      839,579   $      902,316

NET (LOSS)                     $     (720,084)  $     (839,579)  $     (902,316)



NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON     $        (0.16)  $        (0.19)


WEIGHTED AVERAGE
SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON          4,497,569        4,497,569














   The accompanying notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD FROM
              DATE OF INCEPTION (AUGUST 6, 2007) TO JUNE 30, 2008

                                                             From Date of
                                            Six Months       Inception
                                            Ended            (8/6/07) to
                                            June 30, 2008    June 30, 2008
                                            (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $     (839,579)  $     (902,316)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain from discontinued operations                                         -
Depreciation and amortization                           53               53
Changes in operations-assets
and liabilities net of acquisitions:
Increase/(Decrease) in accounts
payable and accrued expenses                       (14,954)          47,268
Increase/(Decrease) in note payables               100,000          100,000
                                            ---------------  ---------------
Total Adjustments                           $       85,099   $      147,321
                                            ---------------  ---------------
Net Cash used in Operating Activities       $     (754,480)  $     (754,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                               (1,916)          (1,916)
Acquisition Cost                                         -                -
                                            ---------------  ---------------
Net Cash used in Investing Activities       $       (1,916)  $       (1,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                       -            1,500
Deposits received from shareholders              1,034,000        1,034,000
                                            ---------------  ---------------
Net cash provided by financing activities   $    1,034,000   $    1,035,500
                                            ---------------  ---------------
Net Increase (decrease) in cash             $      277,604   $      278,589
CASH AT BEGINNING OF PERIOD                 $          985   $            -
                                            ---------------  ---------------

CASH AT END OF PERIOD                       $      278,589   $      278,589
                                            ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable acquired in merger         $       16,395   $            -








   The accompanying notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. These annual financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and Health Source Technologies, Inc (a wholly owned subsidiary).

NOTE 2 - NATURE AND PURPOSE OF BUSINESS

HST Global, Inc. (the Company) was incorporated under the laws of the state of Nevada on August 6, 2007. The company is currently headquartered in Hampton, Virginia. The company is a biotechnological company in the development stage with a focus on acquiring and developing products for the treatment of cancer.

NOTE 3 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company's financial statements required management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the period presented.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 4 - REVERSE MERGER, ACQUISITION AND BUSINESS DISPOSAL

On May 9, 2008, the Company entered into a merger and share exchange agreement with NT Holding Corp. NT Holding Corp was incorporated on April 11, 1984 under the laws of the State of Delaware. NT Holding Corp since its inception has been involved in various business operations including mining and the development of mineral properties. At the time of the merger and share exchange agreement, NT Holding had disposed of its operation assets and previous operations and was considered a development stage company.

This business acquisition has been accounted for as a reverse merger (recapitalization) with Health Source Technologies, Inc. deemed to be the accounting acquirer and NT Holding Corp deemed to be the legal acquirer. Accordingly, the historical financial information statements presented herein are those of Health Source Technologies, Inc. The accumulated deficit of the accounting acquirer has been carried forward after the acquisition as well as its assets and liabilities. Operations prior to the business combination are those of the acquirer. In conjunction with this business combination, the Board of Directors approved a 25 for 1 reverse split of the Company's common stock. The stock splits have been applied retroactively in the financial statements as if the split had occurred at the inception of the company.

NOTE 5 - STOCKHOLDERS EQUITY

The Company completed a business combination with Health Source Technologies Inc. on May 9, 2008 (see Note 4). In conjunction with this acquisition the Board of Directors approved a 25 for 1 reverse split of the Company's common stock. Prior to the acquisition the Company had 30,039,203 shares of common stock outstanding. The issuance of the 66,000,000 new shares of common stock to facilitate the business combination gave the company a total of 96,039,203 shares outstanding immediately before the stock split. After the stock split there were 3,841,568 shares outstanding.

As part of the consideration for this business combination there were also 1,000,000 shares of preferred stock issued which where convertible into 16.4 (post split) shares of the company's common stock. These preferred shares were converted into 16,400,000 shares of common stock.

NOTE 6 - DEPOSITS - SHAREHOLDERS

The Company has received $1,034,000 from various persons and companies as deposits that are being held by the company in the anticipation of fulfilling a common stock subscription agreement. The Company plans to issue up to 20,900,000 shares of its common stock at a purchase price of $.05 per share.

NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $720,084 for the three months ended June 30, 2008 and $839,579 for the six months ended June 30, 2008 and has an accumulated deficit of $937,453 at June 30, 2008. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

There are no assurances that HSTC will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to HSTC. If adequate working capital is not available HSTC may be required to curtail its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended (which is also incorporated by reference herein); (2) Quarterly Report on Form 10-QSB for the three months ended June 30, 2008; and (3) the Company's Current Report on form 8-K filed May 15, 2008, as amended.

As used in this report, the terms "Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe, "HSTC believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of HSTC and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for quarter ended June 30,2008. The costs of sales for the same period were $0 in 2008. The Company incurred expenses of
$720,084 for the quarter ended June.   However, the
expenses in the second quarter of 2008 were incurred to reorganize the Company. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the six months ended June 30, 2008. The costs of sales for the same period were $0 in 2008. The Company incurred expenses of $839,579 for the six months ended June 2008. The expenses in the first six months of 2008 were incurred to reorganize the Company. Until the Company obtains capital required to develop any products or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of June 30, 2008 was $278,589 compared to the year ended December 31, 2007.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

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

Change in Internal Controls
---------------------------

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes Oxley Act 404 Compliance
---------------------------------

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


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2008, the Company issued 839,200 shares to 22 investors as subscriptions to a private offering, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On July 1, 2008, the Company issued 15,000 shares for legal services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On May 9, 2008, the Company issued 4,200,000 shares on the conversion of certain debt. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.
These shares are restricted securities and include an appropriate restrictive legend.

On May 9, 2008, the Company issued 66,000,000 shares of common stock to Health Source Technologies, Inc. as part of the consideration for the Acquisition of Health Source Technologies, Inc. This issuance was completed in accordance with
Section 4(2) of the

Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On May 7, 2008, the Company issued 1,000,000 shares of Series A Preferred Stock to Health Source Technologies, Inc. as part of the consideration for the Acquisition of Health Source Technologies, Inc. Following the effective date of the one for twenty five reverse split, all of these shares were converted into 16,200,000 shares of common stock. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

There were no sales of unregistered securities during the fiscal years ended December 31, 2007 and December 31, 2006.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2008, shareholders representing a majority of the shares of the Company with the right to vote on matters submitted for a vote by the shareholders adopted resolutions to change the name of the Company to HST Global, Inc. and to effect a one for twenty five reverse split of both the preferred and common stock of the Company. The Company filed an information statement on form 14C and sent notice to each shareholder of record at that shareholder's record address.

On June 19, 2008, shareholders representing a majority of the shares of the Company with the right to vote on matters submitted for a vote by the shareholders adopted resolutions electing Dr. James Forsythe as a director of the Company.

ITEM 5.     CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

None.

ITEM 6.     EXHIBITS

31.1 Certification by the Principal Executive Officer of HST Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2 Certification by the Principal Financial Officer of HST Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive Officer of HST Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2 Certification by the Principal Financial Officer of HST Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2008                  HST GLOBAL, INC.
                                        (the registrant)


                                        By:\s\ Ron Howell
                                           --------------
                                        Ron Howell
                                        Chief Executive Officer