Form 10QSB/A
period 2008-06-30
NT HOLDING CORP.
filed 2008-09-04
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                  FORM 10-QSB
(Mark One)

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

NOTE 6 - DEPOSITS - SHAREHOLDERS


The Company has received $1,034,000 from various persons and companies as deposits that are being held by the company in the anticipation of fulfilling a common stock subscription agreement. The Company plans to issue up to 836,000 shares of its common stock at a purchase price of $1.25 per share.


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

ITEM 5.     CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

None.

ITEM 6.     EXHIBITS


31.1 Certification by the Principal Executive Officer of HST Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2 Certification by the Principal Financial Officer of HST Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1 Certification by the Principal Executive Officer of HST Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

32.2 Certification by the Principal Financial Officer of HST Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* Filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008, SEC file # 000-15303, film # 081020908.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 4, 2008                HST GLOBAL, INC.
                                        (the registrant)


                                        By:\s\ Ron Howell
                                           --------------
                                        Ron Howell
                                        Chief Executive Officer