Form 10-K/A
period 2007-12-31
NT HOLDING CORP.
filed 2008-10-06
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K


(MARK ONE)
         [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the annual period ended December 31, 2007

      [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         COMMISSION FILE NO. 000-15303
                                             ---------


                                NT HOLDING CORP.
                        (Now known as HST Global, Inc.)
                 (Name of Small Business Issuer in Its Charter)



               NEVADA                                 65-1129912
  ------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or organization)

                              1325 Airmotive #175
                                Reno, NV, 89502
                                ---------------
                    (Address of principal executive offices)

                                 (775) 262-0128
                                 --------------
                (Issuer's telephone number, including area code)
       Securities Registered Pursuant to Section 12(b) of the Act: None.
                                                                   ----
       Securities Registered Pursuant to Section 12(g) of the Act: None.
                                                                   -----

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:


Large accelerated filer [  ]     Accelerated filed [  ]
Non-accelerated filer   [   ]     Smaller reporting company [X]

     The issuer's revenues for the fiscal year ended December 31, 2007 were $0

     The aggregate market value of the registrant's common stock held by non-affiliates as of March 31, 2008 was $320,308/.15.

     State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

                                                   Number of Shares Outstanding
 Title of Each Class of Equity Securities              as of March 31, 2008
 ----------------------------------------          ----------------------------
       Common Stock, $0.001 par value                      25,839,203


Documents incorporated by reference: Form 10-K for the Year Ended December
                                     31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                               TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                               4

Item 2   Description of Properties                                             8

Item 3.  Legal Proceedings                                                     8

Item 4.   Submission of Matters to a Vote of Security Holders                  8


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters             8

Item 6.   Management's Discussion and Analysis or Plan of Operation            9

Item 7.    Financial Statements                                               16

Item 8.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        16

Item 8A. Controls and Procedures                                              17


PART III


Item 9.   Directors and Executive Officers of the Registrant                  19

Item 10.  Executive Compensation                                              20

Item 11.  Security Ownership of Certain Beneficial Owners and Management      21

Item 12.  Certain Relationships and Related Transactions                      21

Item 13.  Exhibits                                                            21

Item 14.  Principal Accountant Fees and Services                              22





                                       3
     This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business", and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

     On April 7, 2006, we entered into a material definitive agreement with Grand Canal Entertainment, Inc., a Delaware corporation ("Grand Canal") wherein Grand Canal has agreed to purchase from us all of the outstanding ownership of Tagalder. On October 31, 2006, we entered into a Rescission Agreement (the "Rescission Agreement") with Grand Canal rescinding all previous agreements between the parties. The parties had previously entered into two agreements: (i) an agreement on June 17, 2006 wherein the parties agreed that Grand Canal would return the interest in Tagalder C3 Holdings to us and that us will be obligated to provide Grand Canal with substitute consideration agreeable to Grand Canal within 60 days of the date of the Substitution Agreement; and (ii) an agreement on April 7, 2006, wherein we sold all of our interest in Tagalder C3 Holdings to Grand Canal in exchange for 39,702,080 shares of Grand Canal. Due to certain subsequent events, the parties mutually determined that it was in the best interest of each of the parties to execute the Rescission Agreement, rescind both of these agreements and unwinding the deal altogether.

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

     On June 26, 2007, Mr. Chun Ka Tsun resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors. Also on June 26, 2007, Mr. Woo Chi Wai resigned as a member of the Company's Board of Directors.

     Also on June 26, 2007, Mr. Alan Lew was appointed as the new Chief Executive Officer of the Company, and as a member of the Company's Board of Directors.

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

     Our headquarters is located at 1325 Airmotive #175, Reno, NV, 89502.

EMPLOYEES AND ORGANIZATION

     Currently we have a total of 3 employees as follows:

          Company               Position          Number
          ---------------       ----------------  ------

          NT Holding Corp       President              1


          PT Borneo          :  General Manager        1
                                Business Manager       1
                                                  ------
                                TOTAL                  3
                                                  ======

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

                      BID PRICES FOR THE REPORTING PERIOD
                      -----------------------------------
           Year    Period            High    Low
          -----    --------------    ----    ----

          2005     First Quarter     0.60    0.60
                   Second Quarter    1.30    0.25
                   Third Quarter     0.88    0.20
                   Fourth Quarter    0.75    0.26

          2006     First Quarter     1.19    0.21
                   Second Quarter    2.10    1.05
                   Third Quarter     2.42    0.45
                   Fourth Quarter    0.74    0.19

          2007     First Quarter     0.40    0.13
                   Second Quarter    0.07    0.04
                   Third Quarter     0.15    0.04
                   Fourth Quarter    0.07    0.03

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

Risks Relating to Our Company
-----------------------------

WE CANNOT ASSURE YOU THAT OUR GROWTH STRATEGY WILL BE SUCCESSFUL.

One of our growth strategies in PT Borneo's operations is to grow through proving out the coal reserves of PT Borneo. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

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

ITEM 7  FINANCIAL STATEMENTS.

     The following financial statements required by this item are filed herewith following the signature page to this report:


Report of Independent Registered Public Accounting Firm                     F-1*

Balance Sheet as of December 31, 2007                                       F-2*

Statement of Operations for the period from May 27, 2005                    F-3*
(Date of inception) to December 31, 2007

Statement of Stockholders' Equity for the period from                       F-4*
May 27, 2005  (Date of inception) to December 31, 2007


Statement of Cash Flows for the period from May 27, 2005                    F-5*
(Date of inception) to December 31, 2007

Notes to Financial Statements                                       F-7 to F-12*

* Filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 2007, and incorporated herein by this reference.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As approved by our Board of Directors, on March 19, 2007, the accounting firm of Madsen & Associates CPAs, Inc. was retained by the Company; and the Company's previous auditor, Child, Van Wagoner & Bradshaw, PLLC, was dismissed on that same date. Child, Van Wagoner & Bradshaw, P.L.L.C. had been appointed on February 24, 2006 as our independent auditor.

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

ITEM 8(A)T. CONTROLS AND PROCEDURES.
------------------------------------

Under the supervision and with the participation of our management, including our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management, which consists primarily of Alan Lew, president and chief accounting officer, who is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are primarily due to insufficient personnel in the finance department which results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements. The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control.

We have begun to take steps to mitigate this material weakness to the fullest extent possible. As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the most recent quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RESIGNATION AND APPOINTMENT OF DIRECTOR

     On June 26, 2007, Mr. Chun Ka Tsun resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors. Also on June 26, 2007, Mr. Woo Chi Wai resigned as a member of the Company's Board of Directors. That same day, Mr. Alan Lew was appointed as the new Chief Executive Officer of the Company, and as a member of the Company's Board of Directors.

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



ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NIL

ITEM 13  EXHIBITS

The following exhibits are included as part of this report:


14.      Code of Ethics (1)
31.1     Sarbanes Oxley Section 302 Certification of Chief Executive Officer
31.2     Sarbanes Oxley Section 302 Certification of Chief Financial Officer
32.1     Sarbanes Oxley Section 906 Certification of Chief Executive Officer(2)
32.2     Sarbanes Oxley Section 906 Certification of Chief Financial Officer(2)
________
(1) incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(2) incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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


Date: October 6, 2008
                                   NT HOLDING CORP.


                                   By:/s/ Alan Lew
                                      ------------
                                   Alan Lew
                                   Former Chief Executive Officer and Chairman

                                   By:   /s/Alan Lew
                                       -------------
                                   Alan Lew
                                   Former Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 6, 2008

                                   /s/ Alan Lew
                                   ------------
                                   Alan Lew
                                   Former Director