Form 10-K/A
period 2007-12-31
NT HOLDING CORP.
filed 2008-10-17
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-K


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


Date: October 10, 2008
                                   NT HOLDING CORP.


                                   By:  /s/Ronald R. Howell
                                        -------------------
                                   Ronald R. Howell
                                   Chief Executive Officer

                                   By:  /s/Wesley D. Tate
                                        -----------------
                                   Wesley D. Tate
                                   Chief Financial Officer

Madsen & Associates CPA's, Inc.

Board of Directors
NT Holding Corp. and Subsidiaries


REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------

We have audited the accompanying consolidated balance sheets of NT Holding Corp. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board ("PCAOB"). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the footnotes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
April 12, 2008
Salt Lake City, Utah

                       NT HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                                  December 31,
                                                  --------------    ------------
                                                           2007            2006
                                                  --------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $           -     $    38,519
  Accounts receivable                                 1,902,156       3,243,645
  Inventories                                                 -       2,899,177
  Prepayments and other receivables                           -       3,542,300
                                                  --------------    ------------
       Total Current Assets                           1,902,156       9,723,641
                                                  --------------    ------------
OTHER ASSETS:
  Property, plant and equipment                               -       4,820,376
  Construction in progress                                    -       6,569,495
       Total Other Assets                                     -      11,389,871
                                                  --------------    ------------
TOTAL ASSETS                                      $   1,902,156     $21,113,512
                                                  ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $     106,191     $ 6,692,621
  Other payables                                      1,700,000       4,516,603
  Due to stockholders                                    44,000          10,000
  Deferred revenue                                            -       5,321,241
  Tax payable                                                 -         271,192
  Short-term loan                                             -       1,384,911
                                                  --------------    ------------
      Total Current Liabilities                       1,850,191      18,196,568
                                                  --------------    ------------
LONG-TERM LIABILITIES
  Long-term loan                                              -         307,417
                                                  --------------    ------------
MINORITY INTEREST                                       179,402       3,314,481
                                                  --------------    ------------
TOTAL LIABILITIES                                     2,029,593      21,818,466
                                                  --------------    ------------

COMMITMENTS AND CONTINGENCIES                                 -               -
                                                  --------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock; 5,000,000 shares
    authorized; $.001 par value;
    0 shares issued and outstanding                           -               -
  Capital stock, $.001 par value;
    100,000,000 shares authorized;
    25,839,203 shares issued and outstanding
    at December 31, 2007 and 2006, respectively          25,839          25,839
  Additional paid-in capital                            859,061         859,061
  Accumulated (deficit)                              (1,012,337)     (1,781,025)
  Accumulated other comprehensive income                      -         191,171
                                                  --------------    ------------
       Total Stockholders' Equity (Deficiency)         (127,437)       (704,954)
                                                  --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY/(DEFICIT)                              $   1,902,156     $21,113,512
                                                  ==============    ============

   The accompanying notes are an integral part of these financial statements.

                       NT HOLDING CORP. AND SUBSIDIARIES

         CONSOLDIATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                 December 31,
                                                        2007          2006
                                                 ------------  ------------
REVENUES                                         $         -   $ 9,891,094
COST OF SALES                                              -    11,018,284
                                                 ------------  ------------
GROSS LOSS                                                 -    (1,127,190)
                                                 ------------  ------------

OPERATING EXPENSES:
    Selling and distribution expenses                      -        18,434
    General and administrative expenses              143,485       705,910
    Impairment of goodwill                                 -       564,939
                                                 ------------  ------------
TOTAL OPERATING EXPENSES                             143,485     1,289,283
                                                 ------------  ------------

(LOSS) FROM CONTINUTING OPERATIONS                  (143,485)   (2,416,473)
                                                 ------------  ------------
OTHER INCOME (EXPENSE)
    Interest income                                        -             -
    Interest expense                                       -      (153,703)
    Other                                                  -        37,010
                                                 ------------  ------------
NET OTHER INCOME (EXPENSE)                                 -      (116,693)
                                                 ------------  ------------

(LOSS) FROM CONTINUTING OPERATIONS
       BEFORE TAXES AND MINORITY INTEREST           (143,485)   (2,533,166)
PROVISION FOR INCOME TAXES                                 -       120,583

NET LOSS BEFORE MINORITY INTEREST                   (143,485)   (2,412,583)

MINORITY INTERESTS IN SUBSIDIARY                           -       831,779

DISCONTINUED OPERATIONS
    Income/(Loss) from discontinued operations       210,786       (88,035)
    Gain on disposal of subsidiary                    10,000     1,027,026
                                                 ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS                  220,786       938,991
                                                 ------------  ------------

NET INCOME (LOSS)                                $    77,301   $  (641,813)
                                                 ============  ============
FOREIGN CURRENCY TRANSLATION                               -       191,171
                                                 ============  ============
COMPREHENSIVE (LOSS)                             $    77,301   $  (450,642)
                                                 ============  ============
NET (LOSS) PER SHARE:
      BASIC AND DILUTED                          $      0.00   $     (0.02)
                                                 ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED                           25,839,203    25,839,203
                                                 ============  ============
   The accompanying notes are an integral part of these financial statements


                                                NT HOLDING CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            FROM JANUARY 1, 2006 TO DECEMBER 31, 2007



                                                                          Addit-                  Accumulated    Net
                                                                          ional                   Other          Stockholders'
                                    Preferred Stock  Capital Stock        Paid-in   Accumulated   Comprehensive  Equity
                                    Shares  Amount   Shares      Amount   Capital   (Deficit)     (Loss)         (Deficiency)
                                    ------  -------  ----------  -------  --------  ------------  ----------     -------------
 Balance-January 1, 2006                 -  $     -  25,836,203  $25,839  $859,061  $(1,139,221)  $ (82,945)     $   (337,266)

                                                                                                     82,945            82,945
 Comprehensive income:
     Net (Loss)                          -        -           -        -         -     (641,813)          -          (641,813)
     Foreign currency translation        -        -           -        -         -            -     191,171           191,171
                                    ------  -------  ----------  -------  --------  ------------  ----------     -------------
 Balance-December 31, 2006               -        -  25,836,203   25,839   859,061   (1,781,034)    191,171          (704,963)


Prior period adjustment                  -        -           -        -         -      691,396           -           691,396

 Comprehensive income:
     Net Income                          -        -           -        -         -       77,301           -            77,301
     Foreign currency translation        -        -           -        -         -            -    (191,171)         (191,171)
                                    ------  -------  ----------  -------  --------  ------------  ----------     -------------
 Balance, December 31, 2007              -  $     -  25,836,203  $25,839  $859,061  $(1,012,337)  $       -      $   (127,437)
                                    ------  -------  ----------  -------  --------  ------------  ----------     -------------
                                    ------  -------  ----------  -------  --------  ------------  ----------     -------------

                            The accompanying notes are an integral part of these financial statements


                                                               F-4

                       NT HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                       December 31,
                                                                       --------------
                                                                                2007          2006
                                                                       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $      77,301   $  (641,813)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
             Depreciation and amortization                                         -       807,521
             Impairment of goodwill                                                -       564,939
             Common stock issued for services                                      -             -
             Minority interests                                                    -      (831,779)
             Gain from discontinued operations                              (220,786)     (938,991)
          Changes in operations assets and liabilities from disposal
             of subsidiary                                                   (32,110)            -
          Changes in assets and liabilities, net of acquisitions:
             (Increase) in accounts receivable                                     -    (3,243,645)
             Decrease in inventories                                               -       788,953
             Decrease in other receivables and prepayments                         -     1,471,452
             Increase in accounts payable and accrued expenses                98,841     1,083,535
             (Decrease) in other payables                                          -    (1,163,452)
             Increase in deferred revenues                                         -     1,411,290
             (Decrease) in tax payable                                             -       (93,080)
             (Decrease) in due to shareholder                                 44,000      (140,000)
             Net cash used in operating activities                           (32,754)     (925,070)
                                                                       --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Increase in cash from acquisition of subsidiaries                     -       618,692
             (Decrease) in cash from disposal of subsidiaries                 (5,765)      618,692
            (Decrease) in construction in progress                                 -      (259,480)
             Purchase of property, plant and equipment                             -      (854,580)
             Net cash used in investing activities                            (5,765)      123,324
                                                                       --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Increase in short-term loan                                           -     1,163,366
             Increase in long-term loan                                            -         7,251
             Net cash provided by financing activities                             -     1,170,617
                                                                       --------------  ------------

NET (DECREASE) IN CASH                                                       (38,519)      368,871
EFFECT OF FOREIGN EXCHANGE RATE CHANGES                                            -       191,171
CASH AT BEGINNING PERIOD                                                      38,519        97,169
CASH AT END OF PERIOD                                                  $           -   $   657,211
                                                                       --------------  ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                            $           -   $         -
     Cash paid for income taxes                                        $           -   $         -
                                                                       ==============  ============
     Offset of debt for warrants exercised                             $           -   $         -
                                                                       ==============  ============
     Common stock issued for liquidation of liabilities                $           -   $         -
                                                                       ==============  ============

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company's major operations during 2007 and 2006 were conducted in the Peoples Republic of China "PRC". Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the Company's business, financial condition, and results of operations.

The Company's major operations in the PRC were subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment.

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

(l) Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. We classify penalties and interest as income taxes as allowed by FIN 48, "Accounting for Uncertainty in Income Taxes." A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

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

The change in conversion rate of RMB against the US dollar resulted in a loss in
translation of $5,973, which was all     .

(p) New Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150
-----------------

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151
-----------------

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152
-----------------

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

Statement No. 153
-----------------

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

Statement No. 154
-----------------

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

Statement of Financial Accounting Standard No. 155
--------------------------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 159
--------------------------------------------------

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The

Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting, but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 141
--------------------------------------------------

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(revised 2007), "Business Combinations"("SFAS 141R"). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

Statement of Financial Accounting Standard No. 160
--------------------------------------------------

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Non-controlling Interest in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires the non-controlling interests(minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

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

On June 8, 2007, the Company entered into and completed a Stock Purchase Agreement with a third party individual to sell all of its equity ownership of Perfect Growth Venture Corp., which resulted in the disposal of all operations of Shanxi Jinhai Metal Group Limited and American - Asia Metallurgical Industry Limited. The events surrounding this agreement are more fully disclosed in Note 15 to these financial statements.

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

Prepayments of the Company are non-interest bearing advances to third parties with no fixed payment terms and deposits paid to suppliers for purchase of goods. Prepayments and other receivables as of December 31, 2007 and December 31, 2006 are summarized as follows:

                                               December 31,        December 31,
                                               2007                2006


Jinhai:
Advances to third parties and deposits paid    $              -    $   3,542,300
                                               ----------------    -------------
Total                                          $              -    $   3,542,300
                                               ----------------    -------------
                                               ----------------    -------------

NOTE 5 - INVENTORIES
/
Inventories consisting of raw materials, work-in-progress and finished goods are stated at the lower of weighted average cost or market value. Inventories are coking coals, coke and cast irons.

Inventories as of December 31, 2007 and December 31, 2006 are summarized as follows:

                    December 31,     December 31,
                             2007             2006
                    -------------    -------------
Raw materials       $           -    $     752,875
Work in progress                -          928,888
Finished goods                  -        1,217,414
                    -------------    -------------
Total               $           -    $   2,899,177
                    -------------    -------------
                    -------------    -------------

At December 31, 2007 there are no inventories due to the disposal of Shanxi.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable of the Company represent amounts due to for goods and services purchased through the normal course of business. Accounts payable and accrued expenses were mainly generated from the consolidation of Jinhai. The breakdown of the accounts payable and accrued expenses as of December 31, 2007 and December 31, 2006 are as follows:

                    December 31,     December 31,
                             2007             2006
                    -------------    -------------
Accounts payable    $      26,641    $   6,344,677
Accrued expenses          147,650          347,944
                    -------------    -------------
TOTAL               $     174,291    $   6,692,621
                    -------------    -------------
                    -------------    -------------

NOTE 7 - OTHER PAYABLES

Other payables of the Company include amounts payable to the ex-shareholders' of PT Borneo and Shanxi Jinhai for the acquisition and some non-interest bearing short term advances from third parties and Shanxi Jinhai's stockholders. Other payables for the period ended December 31, 2007 and 2006 are $1,700,000 and $4,526,603.

NOTE 8 - DUE TO STOCKHOLDERS

                                December 31,        December 31,
                                         2007                2006
                                -------------       -------------
NTHH:                      $                   $
Due to PNC Labs, Inc. (1)              10,000              10,000
    Due to shareholder                100,000
                                -------------       -------------
Total NTHH                            110,000              10,000
                                -------------       -------------

TOTAL                           $     110,000       $      10,000
                                -------------       -------------
                                -------------       -------------

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

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                  December     December
                                   31, 2006      31, 2005
                                  ---------    ----------
At cost:
   Buildings                      $       -    $3,309,881
   Machinery and equipment                -     3,841,164
   Motor Vehicles                         -        38,906
   Office equipment                       -       143,263
                                  ---------    ----------
                                          -     7,333,214
                                  ---------    ----------
Less: Accumulated depreciation                          -


   Buildings                      $       -    $  702,367
   Machinery and equipment                -     1,739,629
   Motor Vehicles                         -        34,041
   Office equipment                       -        36,801
                                  ---------    ----------
                                          -     2,512,838
                                  ---------    ----------

Plant and equipment , net         $       -    $4,820,376
                                  ---------    ----------
                                  ---------    ----------

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

Other receivables             $1,100,000
Construction in progress          98,445
                              ----------
Total assets purchased         1,198,445
                              ----------
Accrued expenses                   5,500

Total liabilities assumed          5,500
                              ----------
Net assets                    $1,192,945
                              ----------
                              ----------
Minority interest at 30%         357,884

Net assets acquired at 70%       835,061
Total consideration paid       1,400,000

Goodwill                         564,939

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

Cash and bank                                    $   611,376
Other receivables                                  2,923,752
Inventories                                        3,688,130
Construction in progress                           8,022,541
Property, plant and equipment                      6,293,196
                                                 ------------
Total assets purchased                            21,538,995

Accounts payables                                $ 2,072,218
Other payables                                     2,119,259
Short term loan                                    2,548,277
Deferred revenue                                   3,909,951
Tax payable                                          364,273
Accrued expenses                                   1,204,907
Long term loan                                       300,166
                                                 ------------
Total liabilities assumed                        $12,519,051

Net assets                                       $ 9,019,944

Minority interest at 42%                           3,788,376

Net assets acquired at 58%                         5,231,568
Total considerations paid                          2,000,000

Negative goodwill                                $ 3,231,568

Negative goodwill proportionately applied to
Property, plant and equipment                    $(1,420,597)
Negative goodwill proportionately applied to
Construction in progress                          (1,810,971)

Total                                            $(3,231,568)

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


                                       Pro Forma Combined
                                       December 31, 2006
                                       ------------------
Revenue                                     $16,217,822
Gross profit                                  1,624,442
Income from operations                        1,427,364
Net income                                  $ 1,542,799

Net income per share
    Basic and diluted                       $      0.06

    Basic and diluted                        25,839,203

NOTE 12 - SHORT-TERM AND LONG-TERM LOAN

Short-term and long-term loans are obtained from third parties, which are non-interest bearing and non-secured. The Company did not obtain new loans during the year ended December 31, 2007. The decrease in short-term and long-term bank loans in the amount of $ 1,692,328 is from the disposition of Shanxi Jinhai.


NOTE 13 - TAXES PAYABLE

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

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

The provision (benefit) for income taxes for the year ended December 31, 2007 and 2006 consists of the following:

           2007   2006
          ------  ----
Federal:
Current   $   -  $   -
Deferred

State:
Current       -      -
Deferred      -      -
          ------  ----
          $   -  $   -
          ------  ----
          ------  ----

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

                                2007        2006
                           ----------  ----------
Deferred tax assets:
Accrued expenses           $       -   $       -
Operating Loss               344,195     540,550

Deferred tax liabilities:          -           -

Valuation allowance         (560,522)   (540,550)

Net deferred tax asset     $       -   $       -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

                           2007        2006
                      ----------  ----------

Book Income/(Loss)    $(560,522)  $(540,550)
NOL Carryover                 -           -
                      ----------  ----------
Valuation allowance     560,522     540,550
                      ==========  ==========

Income Tax Expense    $       -   $       -
                      ==========  ==========

Taxes payable represents the net of profits tax payable to the PRC amounting to $271,192 at December 31, 2006. This tax is accrued on the net profits of Shanxi Jinhai for the year ended December 31, 2006.

NOTE 14 - NON-CASH INVESTING AND FINANCING ACTIVITIES

On June 30, 2006, the Company completed the acquisition of Shanxi Jinhai for $2,000,000. The consideration has not been paid as at December 31, 2006. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and bank                    $   611,376
Other receivables                  2,923,752
Inventories                        3,688,130
Construction in progress           8,022,541
Property, plant and equipment      6,293,196
                                 -----------
Total assets purchased            21,538,955
                                 -----------
Accounts payables                $ 2,072,218
Other payables                     2,119,259
Short term loan                    2,548,277
Deferred revenue                   3,909,951
Tax payable                          364,273
Accrued expenses                   1,204,907
Long term loan                       300,166
                                 -----------
Total liabilities assumed        $12,519,051
                                 -----------
Net assets                       $ 9,019,944
                                 -----------
                                 -----------

NOTE 15 - DISPOSAL OF ASSETS

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

The following summarized the loss from discontinued operations of Perfect Growth Venture Corp.:

PERFECT GROWTH VENTURE CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                          From January 1, 2007 to June 8, 2007
                                          --------------------------------------
REVENUE                                   $                           5,288,050

COST OF SALES                                                         5,268,638
                                          --------------------------------------
GROSS PROFIT                                                             19,412


OPERATING EXPENSES
Selling and distribution expenses                                         1,657
General and administrative expenses                                     260,322
Finance                                                                 102,173
                                          --------------------------------------
TOTAL OPERATING EXPENSES                                                364,152

OTHER EXPENSES                                                            9,647
                                          --------------------------------------
LOSS BEFORE TAX AND MINORITY INTERESTS                                 (354,387)

PROVISION FOR TAXATION                                                    1,261
                                          --------------------------------------
LOSS FROM OPERATIONS AND
    BEFORE MINORITY INTERESTS                                          (353,126)

MINORITY INTEREST                                                       148,313
                                          --------------------------------------
NET LOSS                                  $                            (204,813)
                                          --------------------------------------
                                          --------------------------------------

Foreign currency translations loss                                       (5,973)
                                          --------------------------------------
COMPREHENSIVE LOSS                        $                            (210,786)
                                          --------------------------------------
                                          --------------------------------------

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

The following summarized the gain on disposal of all equity ownership of Perfect Growth Venture Corp.:

                          PERFECT GROWTH VENTURE CORP.
                           CONSOLIDATED BALANCE SHEET

                                               As of June 8, 2007
                                               --------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $             5,765
Account receivable                                         178,619
Inventories                                              3,960,186
Prepayments and other receivables                        2,834,562
                                               --------------------
Total Current Asset                                      6,979,132
                                               --------------------

Property, plant and equipment                            4,468,384
Construction in progress                                 4,085,810
                                               --------------------
TOTAL ASSETS                                            15,533,326
                                               --------------------
                                               --------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                    3,619,862
Other payables                                             296,590
Payable to ex - shareholders                             2,000,000
Accrued expenses                                           461,339
Deferred revenues                                        4,872,813
Tax payable                                                364,022
Short term loan                                          1,546,305
                                               --------------------
Total current liabilities                               13,160,931
                                               --------------------

NON - CURRENT LIABILITIES                                  307,417
MINORITY INTEREST                                        2,986,766
SHAREHOLDERS' DEFICIT
Accumulated deficit                                     (1,106,986)
Accumulated other comprehensive income                     185,198
                                               --------------------
Total Shareholders' Equity                                (921,788)


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             15,533,326
                                               --------------------
                                               --------------------

Based on the balance sheet of Perfect Growth Venture Corp. as of June 8, 2007:

Total net assets assumed by the buyer,
  net of $2,000,000 liabilities owed to
  the former owners of Shanxi Jinhai
  Metal Group Limited                                          $  2,064,978
Assumption of liabilities from minority interest                 (2,986,766)
Assumption of the foreign exchange
  translations through acquisition                                 (185,198)
                                                               -------------
NET LIABILITIES ASSUMED BY THE BUYER                           $ (1,106,986)
                                                               -------------
                                                               -------------

Accounts receivable from System Wealth Limited by the buyer    $    502,156
                                                               -------------
NET ASSET OBTAINED BY THE BUYER                                $    502,156
                                                               -------------
                                                               -------------
GAIN ON DISPOSAL OF PERFECT GROWTH
  VENTURE CORP. BY THE COMPANY                                 $    604,830
                                                               -------------
                                                               -------------

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