Form 10-Q
period 2008-09-30
NT HOLDING CORP.
filed 2008-11-17
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008
                     ---------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from          to

                        Commission file number 000-15303
                                               ---------

                                HST GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                       73-1215433
--------------------------------------------------------------------------------
     (State or other jurisdiction of       (I. R.S. Employer Identification No.)
      incorporation or organization)

        150 Research Drive, Hampton, VA                           23666
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number   757-766-6100
                          --------------

                                      n/a
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [ ]     Accelerated filer             [ ]
Non-accelerated filer       [ ]     Smaller reporting company     [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of September 30, 2008 was 20,895,768 shares.

                                HST GLOBAL, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION     PAGE NO.
------------------------------     --------

Item 1.  Condensed Consolidated Interim Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets at September 30, 2008
     (unaudited).............................................................F-3

     Condensed Consolidated Statements of Operations for the three months ended September 30, 2008, and the nine months ended
     September 30, 2008 (Unaudited)..........................................F-4

     Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2008, and the nine months ended
     September 30, 2008 (Unaudited)..........................................F-5

     Notes to Condensed Consolidated Interim Financial Statements
     (unaudited).............................................................F-6

Item 2.     Management's Discussion and Analysis.............................. 9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........10

Item 4.     Controls and Procedures...........................................10


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings.................................................12

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......12

Item 3.     Defaults Upon Senior Securities...................................12

Item 4.     Submission of Matters to a Vote of Security Holders...............12

Item 5.     Other Information.................................................12

Item 6.     Exhibits..........................................................12

Signatures....................................................................13

PART  I.  FINANCIAL  INFORMATION.

ITEM  1  -  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2008
                                  (UNAUDITED)


ASSETS                                              September 30, 2008

Cash and cash equivalents                           $             6,931
Property, plant and equipment, net of
accumulated depreciation of $230                                  2,687
                                                    --------------------

TOTAL ASSETS                                        $             9,618
                                                    ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $            64,020
Deposits - Shareholders                                           6,000
Note Payable - related parties                                  100,000
                                                    --------------------

Total Current Liabilities                                       170,020


STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
..001 par value; 1,000,000 shares issued and
none outstanding
Common stock, $.001 par value; 100,000,000                       20,896
shares authorized;
20,895,768 shares issued and outstanding
Additional paid-in capital                                    1,190,646
Deficit accumulated during the development stage             (1,371,944)

Total Stockholders' Equity (Deficiency)                        (160,402)
                                                    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIENCY)                                 $             9,618
                                                    ====================

          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008
   AND THE PERIOD FROM AUGUST 6, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                  (UNAUDITED)


                                       Three Months          Nine Months           From Date of            From Date of
                                       Ended                 Ended                 Inception (8/6/07) to   Inception (8/6/07) to
                                       September 30, 2008    September 30, 2008    September 30, 2007      September 30, 2008


REVENUES                               $                 -   $                 -   $                    -  $                    -
COST OF SALES                                            -                     -                        -                       -

GROSS PROFIT                                             -                     -                        -                       -

OPERATING EXPENSES:
Salaries                                            24,879                63,646                        -                  93,646
Consulting                                          78,000               709,000                        -                 719,000
General and administrative expenses                331,612               501,424                        -                 524,161

TOTAL OPERATING EXPENSES                           434,491             1,274,070                        -               1,336,807

NET (LOSS)                             $          (434,491)  $        (1,274,070)  $                    -  $           (1,336,807)



NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON             $             (0.02)  $             (0.07)


WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON                      20,602,002            20,361,712

          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2008
   AND THE PERIOD FROM AUGUST 6, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                  (UNAUDITED)



                                                     Nine Months           From Date of            From Date of
                                                     Ended                 Inception (8/6/07) to   Inception (8/6/07) to
                                                     September 30, 2008    September 30, 2007      September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $        (1,274,070)  $                    -  $           (1,336,807)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                        230                        -                     230
Common stock issued for services                                 142,500                        -                 142,500
Changes in operating-assets and liabilities,
net of acquisitions:
Increase/(Decrease) in accounts payable and
accrued expenses                                                 (14,797)                       -                  48,925
Increase/(Decrease) in note payables                             100,000                        -                 100,000
                                                     --------------------  ----------------------  -----------------------

Total Adjustments                                                227,933                        -                 291,655

Net Cash used in Operating Activities                         (1,046,137)                       -              (1,045,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                             (2,917)                       -                  (2,917)
                                                     --------------------  ----------------------  -----------------------

Net Cash used in Investing Activities                             (2,917)                                          (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                             1,049,000                        -               1,049,000
Deposits received from shareholders                                6,000                        -                   6,000
                                                     --------------------  ----------------------  -----------------------

Net cash provided by financing activities                      1,055,000                        -               1,055,000

Net Increase (decrease) in cash                                    5,946                        -                   6,931

CASH AT BEGINNING OF PERIOD                                          985                                                -

CASH AT END OF PERIOD                                $             6,931   $                    -  $                6,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable acquired in merger                  $            16,395   $                    -  $               16,395





          The notes are an integral part of these financial statements

                                      F-3
                       HST GLOBAL, INC. AND SUBSIDIARIES
                       (FORMERLY NT HOLDING CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. These annual financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and Health Source Technologies, Inc (a wholly owned subsidiary).

NOTE 2 - NATURE AND PURPOSE OF BUSINESS

HST Global, Inc. (the Company) was incorporated under the laws of the state of Nevada on August 6, 2007. The company is currently headquartered in Hampton, Virginia. The company is a biotechnological company focusing on the development of wellness centers worldwide for the purpose of treating patients with cancer and other life threatening illness utilizing innovative products representing cutting edge technology.

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

NOTE 5 - STOCKHOLDERS EQUITY

The Company completed a business combination with Health Source Technologies Inc. on May 9, 2008 (see Note 4). In conjunction with this acquisition the Board of Directors approved a 25 for 1 reverse split of the Company's common stock. Prior to the acquisition the Company had 30,039,203 shares of common stock outstanding. The issuance of the 66,000,000 new shares of common stock to facilitate the business combination gave the company a total of 96,039,203 shares outstanding immediately before the stock split. After the stock split there were 4,041,568 shares outstanding.

As part of the consideration for this business combination there were also 1,000,000 shares of preferred stock issued which where convertible into 16.2 (post split) shares of the company's common stock. These preferred shares were converted into 16,200,000 shares of common stock.

The Company has received $1,049,000 from various persons and companies as deposits that were being held by the company in the anticipation of fulfilling a common stock subscription agreement. On August 20, 2008 the Company issued 839,200 shares of its common stock at a purchase price of $1.25 per share.

Also, on August 20, 2008 the company issued 15,000 shares of common stock in exchange for legal services rendered to the company. The shares were valued at $9.50 per share which was the trading price of the shares on the date the shares were issued.

NOTE 6 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $434,491 for the three months ended September 30, 2008 and $1,274,070 for the nine months ended September 30, 2008 and has an accumulated deficit of $1,371,944 at September 30, 2008. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-QSB for the three months ended September 30, 2008.

As used in this report, the terms "Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "HSTC believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of HSTC and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SETEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SETPEMBER 30, 2007

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended September 30, 2008 as compared to $0 for the quarter ended September 2007. The costs of sales for the same period were $0 in 2008 as compared to $0 for 2007. The Company incurred expenses of $292,191 for the quarter ended September 2008 as compared to $0 for
the quarter ended September 2007.   The expenses in the third quarter of 2008
were incurred to reorganize the Company compared to no expenses during the third quarter of 2007. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.
Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. The costs of sales for the same period were $0 in 2008 as compared to $0 in 2007. The Company incurred expenses of $1,274,070 for the nine months ended September 30, 2008 as compared to expenses of $0 for the nine months ended September 30, 2007. The expenses in the first nine months of 2008 were incurred to reorganize the Company as compared to no expenses during the first nine months of 2007. Until the Company obtains capital required to develop any products or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of September 30, 2008 was $6,931.
The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the period, our management has taken several steps to mitigate these material weaknesses (See "Changes in Internal Controls"). Nevertheless, our certifying officers have concluded that further changes will be necessary in order to remove these material weaknesses. Once sufficient operating capital is in place, we intend to hire additional personnel to enable us to initiate effective controls and procedures.

CHANGES IN INTERNAL CONTROLS

In the Company's second amendment to its Annual Report on Form 10-K for the year ended December 31, 2007, our Certifying Officers had reported that as of December 31, 2007, there were multiple material weaknesses in the Company's internal control over financial reporting. These material weaknesses related to the fact that the Company's principal executive officer and principal financial officer were the same person, and that the Company had no additional personnel responsible for the review and control of financial information.

During the nine months ended September 30, 2008, the Company acquired a new operating business and as a result came under new management. The Company's new management set up new controls and procedures designed to ensure reliable financial reporting. The Company separated the primary duties of financial reporting control between its Chief Executive Officer and Chief Financial Officer, hired additional personnel with responsibilities that include review of financial records and transactions, and established procedures designed to ensure that every material transaction is properly recorded.

Nevertheless, our certifying officers have concluded that further changes will be necessary in order to remove these material weaknesses. Once sufficient operating capital is in place, we intend to hire additional personnel to enable us to initiate effective controls and procedures.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2008, the company issued 75,000 shares to an investor for receipt of $150,000 for working capital, at a price of $2.00 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On August 20, 2008, the Company issued 839,200 shares to 22 investors as subscriptions to a private offering, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On August 20, 2008, the Company issued 15,000 shares for legal services. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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


Dated: November 13, 2008                HST GLOBAL, INC.
                                        (the registrant)

                                        By: \s\ Ron Howell
                                            --------------
                                        Ron Howell
                                        Chief Executive Officer