Form 10-K
period 2008-12-31
NT HOLDING CORP.
filed 2009-03-31
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
                          ------------------------------------------------------

Commission file number 000-15303
                       ---------------------------------------------------------

                                HST GLOBAL, INC.
--------------------------------------------------------------------------------
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
                          --------------

                                    Copy to:

                                Cutler Law Group
                             3206 W. Wimbledon Dr.
                               Augusta, GA 30909
                               Fax: 800-836-0714

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class               Name of Each Exchange on which Registered

None                              None
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($0.001 par value)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      [ ] Yes   [x] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             [ ] Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [x] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                          [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [ ]             Accelerated filer             [ ]
Non-accelerated filer          [ ]             Smaller reporting company     [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $14,903,530. This number reflects the reverse split effected July 7, 2008.

The number of shares of the registrant's common stock outstanding as of March 25, 2009 was 24,966,053 shares.

                                HST GLOBAL, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward Looking Statements.....................................................4
Item 1.      Business..........................................................4
Item 1A.     Risk Factors......................................................8
Item 1B.     Unresolved Staff Comments.........................................8
Item 2.      Properties........................................................8
Item 3.      Legal Proceedings.................................................9
Item 4.      Submission of Matters to a Vote of Security Holders...............9

                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.................9
Item 6.      Selected Financial Data..........................................11
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................11
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......13
Item 8.      Financial Statements and Supplementary Data......................13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................23
Item 9A.     Controls and Procedures..........................................23
Item 9B.     Other Information................................................24


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...............24
Item 11.     Executive Compensation...........................................26
Item 12.     Security Ownership of Certain Beneficial Owners and Management...30
Item 13.     Certain Relationships and Related Transactions...................31
Item 14.     Principal Accounting Fees and Services...........................32


                                    PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................33
Signatures....................................................................34

FORWARD-LOOKING  STATEMENTS

In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, management of growth, competition, pricing pressures on the Company's products, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1. BUSINESS

A.     BUSINESS DEVELOPMENT

There have been no changes to our business development during the year ended December 31, 2008.

B.     FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10-K.

C.     BUSINESS OF THE COMPANY

COMPANY OVERVIEW

HST Global, Inc. is an Integrated Health and Wellness company that is developing and / or acquiring a network of Wellness Centers worldwide that are primarily focused on the homeopathic and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of late stage cancer. In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer.

The company has identified the growing acceptance of alternative cancer treatments worldwide which has placed us in a perfect position to open our own brand of Cancer Treatment Centers. This strategy will enable the company to address the challenges individuals face in the treatment of cancer in the later stages.

We intend to open our first Cancer Institute during the second quarter of 2009. The company also intends to open a total of three (3) to five (5) Cancer Centers during 2009.

Our executive offices are located at 150 Research Drive Hampton, VA 23666. Our telephone number is 757-766-6100 and our internet address is www.hstglobal.com.
                                                             -----------------

BUSINESS MODEL AND STRATEGY

Cancer is an epidemic that is worldwide and one that does not discriminate. The company has been involved with pre-clinical and proven product candidates that have shown high efficacy in the treatment of various late stage cancers. The success and high efficacy achieved in these treatments has given the company a position of visibility that has attracted a number of International partners that want to move forward and open Centers worldwide. Movement to establish a global chain of Cancer Treatment Centers will provide an immediate revenue stream to the company.

Due to the change in the perception of homeopathic treatments for cancer and other life threatening illnesses, the company has developed a strategy of opening a chain of Wellness Centers worldwide. The clinics will be called FIT Wellness Centers. It is the company's intention to open its first clinic during the second quarter of 2009. In addition, the company intends to open a total of three (3) to five (5) partner centers worldwide during fiscal 2009. After an initial one year ramp-up period, anticipated annual gross revenues for each individual clinic should be approximately between 8 and 10 million dollars per year.

As referenced above, the company also focuses on alternative and homeopathic products that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer. Currently, we do not follow any policy or formula as to our acquisition of product candidates, other than seeking products for which pre-clinical or clinical testing has commenced.

REPORT BY THE SCIENTIFIC ADVISORY BOARD

The following summarizes the findings of our Scientific Advisory Board with respect to the ongoing clinical trials:

The purpose of the pre-clinical outcome-based study in Stage IV adult cancers is to study efficacy and safety issues. All patients coming to the clinic are given the following choices:

     1. Conventional chemotherapy, either first, second or third line, as appropriate to the patient's prior history;
     2. Conventional chemotherapy, either standard or low-dose fractionated, with "Forsythe Immune Therapy" ("FIT");
     3. Conventional dose or low-dose fractionated chemotherapy with "FIT" and other complimentary products;
     4.   "FIT" along with other complimentary therapies;
     5.   "FIT" alone;
     6.   Insulin potentiated therapy using standard chemotherapy with "FIT";
          and
     7.   Any of the above plus hormonal therapies.

This study was carried out from June of 2005 through March of 2008, with 250 Stage IV cancer patients under study.

The advantages of the pre-clinical study were to show efficacy and safety, and freedom from adverse toxicities and adverse side-effects. The conclusion of the study was that "FIT" is a novel, homeopathic, immune boosting therapy that when used alone in breast cancer, isolated from the other cancers, showed an overall response rate of 78% at 33 months.

It is important to note that "FIT" is compatible with other complimentary therapies, which vector in on the metabolism of the cancer cell in a different matter.

In the entire study there were 13% complete remissions, 16% partial remissions, and 41% stable diseases, with an overall 30% expiration rate.

These results compared favorably with conventional chemotherapy alone which, in five years in the allopathic literature from 2004, showed only a 2.1% survival rate in the United States with any form of chemotherapy alone.

Also of great importance is the fact that there were no significant adverse events in the 250 patients using "FIT", even when used with low-dose fractionated chemotherapy.

RESULTS OF CLINICAL TRIALS

The following summarizes the results of the ongoing clinical trials:

Total number of breast cancer patients = 58.
Total number of expirations = 12 or 21%.
Total surviving = 46 or 79%.

Total number receiving "FIT" only = 9.
Total number of expirations = 1 or 11%.
Total surviving = 8 or 89%.

Total number receiving "FIT"plus Complementary = 22.
Total number of expirations = 5 or 23%.
Total surviving = 17 or 77%.

Total number receiving "FIT", Complementary plus Chemotherapy = 20. Total number of expirations = 5 or 25%.
Total surviving = 15 or 75%.

Total receiving Low-dose Conventional Chemotherapy plus Glyco"FIT" = 7. Total expirations = 1 or 14%.
Total surviving = 6 or 86%

As noted above, the advantages of the pre-clinical study were to show efficacy and safety, and freedom from adverse toxicities and adverse side-effects. The conclusion of the study was that "FIT" is a novel, homeopathic, immune boosting therapy that when used alone in breast cancer, isolated from the other cancers, showed high efficacy.

ABOUT BREAST CANCER

According to The American Cancer Society, breast cancer is the most common cancer among women in the United States, other than skin cancer. It is the second leading cause of cancer death in women, after lung cancer.

About 178,480 women in the United States will be found to have invasive breast cancer in 2007. About 40,460 women will die from the disease this year. Right now there are about two and a half million breast cancer survivors in the United States. The chance of a woman having invasive breast cancer some time during her life is about 1 in 8. The chance of dying from breast cancer is about 1 in
35. Breast cancer death rates are going down. This is probably the result of finding the cancer earlier and improved treatment.

TYPES OF BREAST CANCERS

There are many types of breast cancer, though some of them are very rare. Sometimes a breast tumor can be a combination of these types and have a mixture of "invasive" and "in situ" cancer.

Ductal carcinoma in situ (DCIS): This is the most common type of non-invasive breast cancer. DCIS means that the cancer is only in the ducts. It has not spread through the walls of the ducts into the tissue of the breast. Nearly all women with cancer at this stage can be cured. Often the best way to find DCIS early is with a mammogram.

Lobular carcinoma in situ (LCIS): This condition begins in the milk-making glands but does not go through the wall of the lobules. Although not a true cancer, having LCIS increases a woman's risk of getting cancer later. For this reason, it's important that women with LCIS follow the screening guidelines for breast cancer (these are discussed later in this document).

Invasive (infiltrating) ductal carcinoma (IDC): This is the most common type of breast cancer. It starts in a milk passage or duct, breaks through the wall of the duct, and invades the tissue of the breast. From there it can spread to other parts of the body. It accounts for about 8 out of 10 invasive breast cancers.

Invasive (infiltrating) lobular carcinoma (ILC): This cancer starts in the milk glands or lobules. It can spread to other parts of the body. About 1 out of 10 invasive breast cancers are of this type.

Inflammatory breast cancer (IBC): This uncommon type of invasive breast cancer accounts for about 1% to 3% of all breast cancers. Usually there is no single lump or tumor. Instead, inflammatory breast cancer (IBC) makes the skin of the breast look red and feels warm. It also gives the skin a thick, pitted appearance that looks a lot like an orange peel. Doctors now know that these changes are not caused by inflammation or infection, but by cancer cells blocking lymph vessels in the skin. The breast may become larger, firmer, tender, or itchy. IBC is often mistaken for an infection in its early stages. Because there is no defined lump, it may not appear on a mammogram, which may make it even harder to catch it early. It usually has a higher chance of spreading and a worse outlook than invasive ductal or lobular cancer.

OTHER MATTERS

Employees
---------

HST Global, Inc. and Health Source Technologies, Inc., our wholly owned subsidiary, have a total of six full time employees and two consultants who devote a significant portion of their time to the Company. We believe our relationship with our employees is good.

Consulting Agreement
--------------------

We have engaged Eric Clemons as a consultant to the Company. Pursuant to the consulting agreement, the Company will pay Mr. Clemons $10,000 per month thru December 31, 2008. The agreement can be terminated by the Company at will. We intend to retain Mr. Clemons as a consultant until his services are no longer required by the Company.

Research and Development
------------------------

During the last two full fiscal years, we have not engaged in any research and development activities. Our business model is to in-license technologies developed by others. In the event that we undertake research and development activities in the future, the costs of those efforts will not be bourn directly by our consumers.

Intellectual Property
---------------------

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad.

Dependence on one or a few major customers
------------------------------------------

HSTC is not dependent on one or a few major customers.

Competition
-----------

The treatment of late stage cancer is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and specialty cancer companies. Many of our competitors have substantially more resources than we do, including both financial and technical resources. In addition, many of these companies have more experience than we do in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees is intense.


ITEM  1A.  RISK  FACTORS

Not required by smaller reporting companies.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.


ITEM 2. PROPERTIES

The Company's executive offices are located at 150 Research Dr., Hampton VA. We currently share these offices with The Health Network, Inc. ("THN"), of which Ron Howell is President. We have no formal sublease or rental agreement with THN; however, we currently pay to THN $15,000 per month as an operating fee, which includes use of the office space among other things. The combined office and warehouse space is 42,600 square feet.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted in United States markets on the Over-The-Counter Bulletin Boards ("OTC BB"), under the symbol "HSTC.OB." There is no assurance that the common stock will continue to be traded on the OTC BB or that any liquidity exists for our shareholders.

MARKET PRICE

The following table shows the high and low per share price quotations of the Company's common stock as reported by the OTC BB for the periods presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The OTC BB market is extremely limited and the prices quoted by brokers are not a reliable indication of the value of the common stock. The periods presented represent fiscal quarters, with the fourth quarter of each year ending on December 31.

                                                   HIGH          LOW
     Fiscal 2006
          First Quarter*                           1.20          0.22
          Second Quarter*                          2.10          1.05
          Third Quarter*                           2.42          0.45
          Fourth Quarter*                          0.74          0.19

     Fiscal 2007
          First Quarter*                           0.30          0.13
          Second Quarter*                          0.20          0.07
          Third Quarter*                           0.15          0.04
          Fourth Quarter*                          0.07          0.03

     Fiscal 2008
          First Quarter*                           0.07          0.03
          Second Quarter*                          0.91          0.05
          Third Quarter (through July 6)*          0.35          0.15
          Third Quarter (July 7 to September 30)  10.50          2.50
          Fourth Quarter                           5.90          2.20

* Numbers do not reflect the 1 for 25 reverse split effective July 7, 2008.

As of December 31, 2008, the Company had 100,000,000 shares of common stock authorized with 24,886,053, issued and outstanding. The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

PENNY STOCK REGULATIONS

Our common stock is quoted in United States markets on the OTC BB under the symbol "HSTC.OB." Since the July 7, 2008 reverse split, the sale price of our common stock, thru December 31, 2008, has been reported as low as $2.20 per share. As such, the Company's common stock may be subject to provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

DIVIDENDS

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future. We currently intend to use all profits to further the growth and development of the Company.

NUMBER OF SHARES OUTSTANDING

As of December 31, 2008, the Company had 100,000,000 shares of common stock authorized with 24,886,053 issued and outstanding and 1,421,914 freely tradable shares in the public float. These shares were held by approximately 622 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

The following represent all sales of unregistered securities during fiscal 2008 and the subsequent interim period up to the date hereof:

On March 16, 2009, the company received $25,000 from an investor for working capital. This investor was issued 20,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 20, 2009, the company received $75,000 from an investor for working capital. This investor was issued 60,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 31, 2008, the Company issued 1,994,896 shares of common stock to Ronald Howell as part of the consideration for the Acquisition of Health Source Technologies, Inc. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On December 31, 2008, the Company issued 1,994,896 shares of common stock to Eric Clemons as part of the consideration for the Acquisition of Health Source Technologies, Inc. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On October 28, 2008, the company received $250,000 from an investor for working capital. This investor will receive 125,000 shares, at a price of $1.25 per share.

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

PURCHASES OF EQUITY SECURITIES

None.


ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in
Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2008, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

HST Global, Inc. (the "Company") is a Hampton, Virginia based company that is developing and acquiring a network of Wellness Centers worldwide that are primarily focused on the homeopathic and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of late stage cancer. In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer.

The company has identified a growing acceptance of alternative cancer treatments worldwide which has placed us in a perfect position to open our own brand of Cancer Treatment Centers. While we continue to look for homeopathic and alternative product candidates, this strategy will enable the company to address the challenges individuals face in the treatment of cancer in the later stages.

PLAN OF OPERATION

We intend to open our first Cancer Institute during the second quarter of 2009. The company also intends to open three (3) to five (5) Cancer Centers during 2009.

Our plan of operation for the next 12 months is to continue implementing our business strategy of developing and/or acquiring three (3) to five (5) "FIT" Wellness Centers throughout the world and the acquisition of innovative homeopathic and alternative late stage cancer products.

We expect our principal expenditures during this period to include:

     - operating expenses, including expanded research and development and general and administrative expenses; and

     - the opening of three (3) to five (5) "FIT" Wellness Centers over the next year.

General and administrative expenses consist primarily of salaries and related personnel costs, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

We have never been profitable and do not anticipate having net income unless and until we develop and/or acquire our wellness centers. With respect to our current activities, this is not likely to occur until we obtain significant additional funding. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain, or complete additional corporate partnering or acquisition transactions.

Accordingly, we will need to raise additional funds or pursue strategic transactions or other strategic alternatives. To date, we have financed our operations primarily through private sales of our equity securities, and we expect to continue obtaining required capital in a similar manner.

RESULTS  OF  OPERATIONS

Revenues, cost of sales and operating expenses
----------------------------------------------

The Company had revenues of $0 for the year ended December 2008 as compared to $0 for the year ended December 2007. The costs of sales for the same period were $0 in 2008 as compared to $0 for 2007. The Company incurred expenses of $1,513,333 for the year ended December 2008. The expenses in the year 2008 were incurred to reorganize the Company. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Gain on discontinued operations
-------------------------------

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements arise principally due to our expenses in beginning our operations and our plan to open up to five Wellness Centers in 2009. Our cash balance as of December 31, 2008 was $776.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description                                                                 Page
-----------                                                                 ----

Report of Independent Registered Public Accounting Firm                     F-14

Consolidated Balance Sheets                                                 F-15

Consolidated Statements of Operations                                       F-16

Consolidated Statements of Changes in Shareholders' Interest                F-17

Consolidated Statements of Cash Flows                                       F-18

Notes to Consolidated Financial Statements                                  F-19

Board  of  Directors
HST  Global,  Inc.  and  Subsidiary
Hampton,  Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of HST Global, Inc. and Subsidiary (Formerly NT Holding Corp.) (A Development Stage Company) as of December 31, 2008 and the consolidated statements of operations, stockholders' equity(deficiency) and cash flows for the year ended December 31, 2008, and for the period from inception on August 6, 2007 to December 31, 2007 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and cash flows for the year ended December 31, 2008 and for the period from the date of inception on August 6, 2007 to December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
March 30, 2009
Salt Lake City, Utah

                                HST GLOBAL, INC.
                                 AND SUBSIDIARY
                          (Formerly NT Holding Corp.)
                         (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2008 and 2007


ASSETS

Cash and cash equivalents                           $       776
Property, plant and equipment, net of
accumulated depreciation of $483                          2,433
                                                    ------------

TOTAL ASSETS                                        $     3,210
                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $    50,865
Deposits - Shareholder                                  250,000
Advances from Shareholder                                 2,010
Note Payable - Related Party                            100,000
                                                    ------------

Total Current Liabilities                               402,875


STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
..001 par value; 1,000,000 shares issued and
none outstanding
Common stock, $.001 par value; 100,000,000               24,887
shares authorized;
24,886,053 shares issued and outstanding
Additional paid-in capital                            1,190,646
Deficit accumulated during the development stage     (1,615,198)

Total Stockholders' Equity (Deficiency)                (399,665)
                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIENCY)                                 $     3,210
                                                    ============

                                HST GLOBAL, INC.
                                 AND SUBSIDIARY
                          (Formerly NT Holding Corp.)
                         (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         Year ended December 31, 2008,
                    Date of Inception to December 31, 2007,
                   and Date of Inception to December 31, 2008


                                                From Date          From Date
                                              of Inception       of Inception
                            Twelve Months   (August 6, 2007)   (August 6, 2007)
                                Ended               to                 to
                             December 31,      December 31,       December 31,
                                 2008              2007               2008
                           ---------------  -----------------  -----------------
REVENUES                   $            -   $              -   $              -


OPERATING EXPENSES:
Salaries                           72,646             30,000            102,646
Consulting                        805,327             30,000            835,327
General and
  administrative
  expenses                 $      635,360              2,737   $        638,097
                           ---------------  -----------------  -----------------

TOTAL OPERATING EXPENSES        1,513,333             62,737          1,576,070
                           ---------------  -----------------  -----------------

NET (LOSS)                 $   (1,513,333)  $        (62,737)  $      1,576,070)
                           ===============  =================  =================



NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED -
COMMON                     $        (0.06)  $          (0.00)
                           ===============  =================

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED -
COMMON                         24,386,770         24,030,353
                           ===============  =================

   The accompanying notes are an integral part of these financial statements.

                                HST GLOBAL, INC.
                                 AND SUBSIDIARY
                          (Formerly NT Holding Corp.)
                         (a Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Year ended December 31, 2008



                                              Common Stock
                                              -------------------------                              Accum-     Net
                                              100,000,000 shares                                     ulated     Stock-
                                              authorized                                             Other      holders'
                             Preferred Stock  -------------------------  Additional                  Compre-    Equity
                             ---------------  Shares      Par Value      Paid-In      Accumulated    hensive    (Defic-
                             Shares  Amount   Issued      stated $.001   Capital      (Deficit)      (Loss)     iency)
                             ------  -------  ----------  -------------  -----------  -------------  ---------  ------------
Balance - October 2,
  2007 (inception)                0  $     -           0  $           -  $         -  $          -   $       -  $         -

Issuance of common
  stock for cash - October
  2, 2007                                          1,500  $       1,500                                         $     1,500

  Net (Loss)                                                                          $    (62,737)             $   (62,737)

Balance - December
  31, 2007                                         1,500  $       1,500               $    (62,737)             $   (61,237)

Recapitalization -
  reverse acquisition                         24,030,353  $      22,533               $    (39,128)             $   (16,595)

Issuance of common
  stock for cash
  at $1.25 per share,
  August 2008                                    839,200  $         839  $ 1,048,161                            $ 1,049,000

Issuance of common
  stock for services
  valued at $9.50 per
  share, August 2008                              15,000  $          15  $   142,485                            $   142,500

  Net (loss) for period                                                               $ (1,513,333)             $(1,513,333)

Balances - December
  31, 2008                                    24,886,053  $      24,887  $ 1,190,646  $ (1,615,198)             $  (399,665)
                                              ==========  =============  ===========  =============             ============



   The accompanying notes are an integral part of these financial statements.

                                HST GLOBAL, INC.
                                 AND SUBSIDIARY
                          (Formerly NT Holding Corp.)
                         (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Year ended December 31, 2008,
                    Date of Inception to December 31, 2007,
                   and Date of Inception to December 31, 2008

                                                  From Date       From Date
                                                of Inception    of Inception
                                                 (August 6,      (August 6,
                                   Year Ended     2007) to        2007) to
                                  December 31,   December 31,    December 31,
                                      2008           2007            2008
                                --------------  --------------  --------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income (loss)               $  (1,513,333)  $     (62,737)  $  (1,576,070)
Adjustments to reconcile net
  loss to net cash used
in operating activities:
Depreciation and amortization             484               -             484
Common stock issued
  for services                        142,500               -         142,500
Changes in operating-assets
  and liabilities,
net of acquisitions:
Note payable                          100,000               -         100,000
Accounts payable and
  accrued expenses                    (11,357)         62,222          50,865
                                --------------  --------------  --------------


Net Cash used in
  Operating Activities             (1,281,706)           (515)     (1,282,221)

CASH FLOWS FROM
  INVESTING ACTIVITIES:
Purchase of equipment                  (2,917)              -          (2,917)
                                --------------  --------------  --------------


Net Cash used in
  Investing Activities                 (2,917)              -          (2,917)

CASH FLOWS FROM
  FINANCING ACTIVITIES:
Proceeds from sale
  of common stock                   1,049,000           1,500       1,050,500
Deposits from shareholder             250,000               -         250,000
Advances from shareholder               2,010               -           2,010
Effect of merger adjustment           (16,596)              -         (16,596)
                                --------------  --------------  --------------

Net cash provided by
  financing activities              1,284,414           1,500       1,285,914

Net Increase (decrease)
  in cash                                (209)            985             776

CASH AT BEGINNING OF PERIOD               985               -               -
                                --------------  --------------  --------------

CASH AT END OF PERIOD           $         776   $         985   $         776
                                ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                HST GLOBAL, INC.
                                 AND SUBSIDIARY
                          (Formerly NT Holding Corp.)
                         (a Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation. The Company has made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a Merger and share exchange agreement with Health Source Technologies, Inc. This business acquisition has been accounted for as a reverse merger or recapitalization of Health Source Technologies, Inc. At the time of the merger NT Holding Corporation had disposed of its assets and liabilities and had minimal operations and was considered a development stage company. Immediately after the acquisition the Company changed its name to HST Global, Inc. Health Source Technologies, Inc. was incorporated under the laws of the State of Nevada on August 6, 2007. The Company is currently headquartered in Hampton, Virginia.

HST Global, Inc. is an integrated Health and Wellness company that is developing and/or acquiring a network of Wellness Centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer. In addition, the Company intends to acquire innovative products for the treatment of late stage cancer. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company's financial statements required management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $250,000 limit covered by the Federal Deposit InsuranceCorporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

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

NOTE 5 - STOCKHOLDERS EQUITY

The Company completed a business combination with Health Source Technologies Inc. on May 9, 2008 (see Note 4). In conjunction with this acquisition the Board of Directors approved a 25 for 1 reverse split of the Company's common stock. Prior to the acquisition the Company had 30,039,203 shares of common stock outstanding. The issuance of the 66,000,000 new shares of common stock to facilitate the business combination gave the company a total of 96,039,203 shares outstanding immediately before the stock split. After the stock split there were 4,041,568 shares outstanding. In addition, the post-acquisition equity structure was to reflect a 95% ownership by the shareholders of Health Source Technologies, Inc. In order to facilitate this structure, an additional 99,744,800 pre-split shares were issued and delivered to HST shareholders once sufficient authorized capital was available. On December 31, 2008, 3,989,792 post split shares were issued. On December 31, 2008, 3,989,792 post split shares were issued to Ron Howell, an officer and shareholder of the Company and Eric Clemons, a shareholder of the Company to complete the terms of the acquisition agreement. These shares have been retroactively reported in the financial statements as being issued in conjunction with the acquisition that occurred on May 5, 2008.

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

On October 28, 2008, the company received $250,000 from an investor for working capital. This investor has agreed to receive 125,000 shares, at a price of $1.25 per share. This transaction has been reported as Deposits from stockholders on the Company's Financial Statements

On February 20, 2009, the company received $75,000 from an investor for working capital. This investor was issued 60,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On March 16, 2009, the company received $25,000 from an investor for working capital. This investor was issued 20,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.


NOTE  6  -  FINANCIAL  CONDITION  AND  GOING  CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $1,513,333 for the year ended December 31, 2008 and has an accumulated deficit of $1,615,198 at December 31, 2008. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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


NOTE 7 - RELATED PARTY TRANSACTIONS

EXECUTIVE OFFICES

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently pays The Health Network, Inc. $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $109,000 to The Health Network during 2008.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2008. Mr. Howell received $120,000 during 2008. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

The Company has entered into a consulting agreement with Mr. Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services thru December 31, 2008. Mr. Clemons received $120,000 during 2008. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Clemons as a consultant until his consulting services are no longer required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures
        ------------------------------------------------

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

(b)     Management's Report on Internal Control over Financial Reporting
        ----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2008 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K. Our registered public accounting firm will not be required to opine on internal controls until fiscal 2010.

(c)     Change in Internal Controls
        ---------------------------

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR AND EXECUTIVE OFFICER SUMMARY

The following table sets forth the names, ages, and principal offices and positions of our current directors, executive officers, and persons we consider to be significant employees. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected, qualified and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.


     NAME OF DIRECTOR OR OFFICER  AGE  POSITION
     Ronald R. Howell              61  Chief Executive Officer and
                                       Chairman of the Board of Directors
     Wesley D. Tate                46  Chief Financial Officer
     Dr. James Forsythe            69  Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Ronald R. Howell, Chief Executive Officer and Chairman:  Mr. Howell has over 30
-------------------------------------------------------
years of diversified leadership experience. He has distinguished himself in various businesses and held executive positions in various industries including real estate, distribution, national and international sales, wholesale and retail marketing, financial service. Mr. Howell serves as the CEO and President of The Health Network, Inc. and has served in that capacity for over 5 years. The Health Network, Inc. is a direct sales and marketing company in the nutraceutical industry.

Holding a Bachelor's Degree in Management from the University of Maryland and an MBA from the Sellinger School of Business and Management at Loyola College, Mr. Howell has also taught as an Adjunct Professor at Loyola College in Baltimore, Maryland. Ron also served his country as a United States Marine.

Wesley D. Tate, Chief Financial Officer:  Prior to joining the Company Mr. Tate
----------------------------------------
served as Executive Vice President and Chief Operating Officer for InnerLight Inc. in Provo Utah for over five years. Before that, he was Assistant Chief Financial Officer for Beverly Sassoon and Co. in Boca Raton, Florida. Wes has spent almost 15 years in the Direct Sales Industry working with a number of different companies. He also has experience outside the direct sales industry, having worked with a number of fortune 500 companies.

Mr. Tate received his Bachelor of Science degree from the University of Tennessee, Knoxville, with majors in finance and psychology and his Masters of Business Administration from the University of Tennessee, Knoxville, with concentrations in finance and management. Wes served his country in the United States Army.

Dr. James Forsythe, Director: Dr. Forsythe is both a Medical Doctor and a
-----------------------------
Homeopathic Physician with over 40 years of experience. Dr. Forsythe has been a clinical oncologist for 34 years and has done many pre-clinical and clinical studies. He is the current Owner and Medical Director of the Cancer screening and Treatment center of Nevada and The Century Wellness Clinic. Dr. Forsythe is Board certified in Internal Medicine, Medical Oncology and Utilization Review and Quality Assurance.

Dr. Forsythe received his Bachelor of Science in Biochemistry-Physiology from the University of California, Berkeley and his Doctorate of Medicine from the University of California, San Francisco. Dr. Forsythe is an Associate Professor of Medicine at the University of Nevada, Reno Medical School. Dr. Forsythe spent 26 years in the United States Army Medical Corps, retiring as a Full Colonel.

LEGAL AND DISCIPLINARY HISTORY

No officer, director or control person of the Company has been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person's involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person's involvement in any type of business or securities activities.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. SEC regulations require reporting persons to furnish us with copies of all
Section 16(a) forms they file.

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2008 and our own records, we believe that Mr. Howell, Mr. Tate, Mr. Clemons, and Dr. Forsythe each failed to file timely a Form 3 to report initial beneficial ownership.

CORPORATE GOVERNANCE.

We have not adopted a code of ethics do date. We are in the process of evaluating the standards of conduct necessary for the deterrence of malfeasance and the promotion of ethical conduct and accountability, and will determine whether a code of ethics is necessary based on our evaluation.

The Company does not have a standing Nominating Committee. There have been no changes to the procedures whereby security holders may recommend nominees to the registrant's board of directors.

The Company is not a "listed issuer" as defined by Rule 10A-3, and does not have a standing Audit Committee. We do not have a financial expert serving on our board of directors.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Philosophy of our Executive Compensation Program
---------------------------------------------------------------

We do not have a standing compensation committee. Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

-    attract, retain and motivate skilled and knowledgeable individuals;
- ensure that compensation is aligned with our corporate strategies and business objectives;
- promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and
-    align executives' incentives with the creation of stockholder value.

To achieve these objectives, our board of directors evaluates our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive's overall compensation is tied to key strategic, financial and operational goals set by our board of directors. We also generally provide a portion of our executive compensation in the form of options that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Named Executive Officers
------------------------

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the "named executive officers."

     Name           Corporate Office
     -----------    --------------------------------
     Ron Howell     Chief Executive Officer
     Wesley Tate    Chief Financial Officer
     Alan Lew       Former Sole Officer and Director

Components of our Executive Compensation Program
------------------------------------------------

At this time, neither of our Named Executive Officers receives compensation for their services to the Company. Compensation will be negotiated in the near future and may be contingent on the availability of financing. The primary elements of our executive compensation program will be base salaries and option grant incentive awards, although the board of directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit.

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2008. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely on benchmarking against our competitors in making compensation related decisions.

Base salaries
-------------

Base salaries will be used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual's performance and compensation trends in our industry.

Equity Awards
-------------

Our stock option award program will be the primary vehicle for offering long-term incentives to our executives. To date, we have not issued any equity awards. We intend our equity awards to executives to generally be made in the form of warrants. We believe that equity grants in the form of warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders.

Cash bonuses
------------

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses.

Benefits and other compensation
-------------------------------

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this Registration Statement, with exception to health care, we have not implemented any such employee benefit plans.

CURRENT COMPENSATION AGREEMENTS

As discussed below, we have not agreed to pay the Named Executive Officers an annual salary. We will negotiate base salary in the near future. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the agreed annual salary of each of the named executive officers:

Summary Annual Salary
---------------------

     Name           Annual Salary
     -----------    --------------
     Ron Howell               0(1)
     Wesley Tate              0(2)

(1) Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2008 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.
(2) Mr. Tate has agreed to defer receiving an annual salary.

Agreed Compensation
-------------------

Ron Howell, Chief Executive Officer:

Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Wesley Tate, Chief Financial Officer:

Mr. Tate currently does not receive compensation for his services as Chief Financial Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Tate in the near future.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal year ended December 31, 2008. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year. Similar information for the fiscal year ended December 31, 2006 is not included as the Company was dormant for that period.

                     ANNUAL                     OTHER       COMPEN-     LONG TERM
NAMED                COMPEN-     ANNUAL         ANNUAL      SATION      COMPEN-
EXECUTIVE            SATION      COMPENSATION   COMPEN-     RESTRICTED  SATION     LTIP
OFFICER        YEAR  SALARY ($)  BONUS ($)      SATION      STOCK       OPTIONS    PAYOUTS  ALL OTHER
-------------  ----  ----------  -------------  ----------  ----------  ---------  -------  ---------
Ron Howell(1)  2008           0              0  120,000(4)           0          0        0          0
Wes Tate(2)    2008           0              0        0              0          0        0          0
Alan Lew(3)    2007           0              0        0              0          0        0          0
               2008           0              0        0              0          0        0          0

1. Mr. Howell joined the Company on May 8, 2008.
2. Mr. Tate joined the Company on May 8, 2008.
3. Mr. Lew was the Company's sole officer and director in the fiscal year ended December 31, 2007. He resigned in May, 2008 pursuant to the acquisition agreement between the Company and Health Source Technologies, Inc.
4. Mr. Howell receives $10,000 per month from Health Source Technologies, Inc., the Company's operating subsidiary, pursuant to a consulting agreement. Mr. Howell has been president of Health Source Technologies since inception in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2008.

             OPTION AWARDS
             ------------------------
                                       EQUITY INCENTIVE
             NUMBER OF    NUMBER OF    PLAN AWARDS:
             SECURITIES   SECURITIES   NUMBER OF
             UNDERLYING   UNDERLYING   SECURITIES
             UNEXERCISED  UNEXERCISED  UNDERLYING        OPTION
             OPTIONS      OPTIONS      UNEXERCISED       EXERCISE   OPTION
             (#) EXER-    (#) UNEXER-  UNEARNED          PRICE      EXPIRATION
NAME         CISABLE      CISABLE      OPTIONS           ($)        DATE
-----------  -----------  -----------  ----------------  ---------  ----------
Ron Howell             -            -                 -          -           -
Wesley Tate            -            -                 -          -           -

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2008

The Company currently does not participate in any equity award plan. During fiscal 2008, we did not grant any equity awards under any equity award plan.

OPTION EXERCISES FOR FISCAL 2008

During fiscal 2008, none of the named executive officers exercised options.

NONQUALIFIED DEFERRED COMPENSATION

To date, we currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

COMPENSATION OF DIRECTORS

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We intend to compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Howell will receive compensation for his service on our board of directors, which compensation has not yet been determined.

We have agreed to pay Dr. Forsythe $1,500 per month for his services to the Board. He was paid $4,500 for July, August and October, and had accrued $4,500 in unpaid compensation as of December 31, 2008. We also intend to issue Dr. Forsythe 25,000 shares plus 1,000 shares per month of service to the Board, but have not issued any shares to date. We have not provided any other compensation to any member of our Board of Directors for the fiscal year ended December 31, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not currently have a standing Compensation Committee. Our entire board of directors participated in deliberations concerning executive officer compensation.

COMPENSATION COMMITTEE REPORT

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Registration Statement on Form 10.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 27, 2009. The table shows the amount of shares owned by:

(1) each person known to us who owns beneficially more than five percent of the outstanding shares of any class of the Company's stock, based on the number of shares outstanding as of March 27, 2009;
(2)     each  of  the  Company's  Directors  and  Executive  Officers;  and
(3)     all  of  its  Directors  and  Executive  Officers  as  a  group.

                         AMOUNT OF     PERCENT OF
                         SHARES        SHARES
IDENTITY OF              BENEFICIALLY  BENEFICIALLY
PERSON OR GROUP          OWNED         OWNED(1,2)     CLASS
-----------------------  ------------  -------------  ------
Ronald R. Howell          10,843,9962         43.57%  Common
Chief Executive Officer
and Chairman

Wesley D. Tate                      0             0%  Common
Chief Financial Officer

Eric Clemons                7,874,696         31.64%  Common
150 Research Dr.
Hampton, VA  23666


James Forsythe                      0             0%  Common
150 Research Dr.
Hampton, VA  23666


All Directors and          10,843,996         43.57%  Common
Officers as a Group

(1) The percentage of shares owned is based on 24,886,053 shares of common stock outstanding as of December 31, 2008. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 9,907,696 held personally, and 936,300 held by The Health Network, Inc., of which he is President.

(3) BENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.


ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

EXECUTIVE OFFICES

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently pays The Health Network, Inc. $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2008. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

The Company has entered into a consulting agreement with Mr. Clemons whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services thru December 31, 2008. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Clemons as a consultant until his consulting services are no longer required.

DIRECTOR INDEPENDENCE

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The company's Board of Directors consists of Ron Howell, who is not independent, and Dr. James Forsythe, who is independent.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Madsen & Associates, the Company's independent public accounting firm, during the fiscal years ended December 31, 2008 and 2007.

                           2008     2007
                         -------  -------
     Audit fees          $38,410  $28,220
     Audit-related fees        -        -
     Tax fees                  -        -
     All other fees            -        -
     TOTAL               $38,410  $28,220

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES OF PRINCIPAL ACCOUNTANTS

We do not currently have an audit committee appointed by the Board of Directors and the full Board of Directors did not vote on whether any non-audit services impacted our auditor's independence. We currently do not have any policy for approval of audit and permitted non-audit services by our independent auditor. We plan to appoint an audit committee by our Board of Directors and adopt procedures for approval of audit and non-audit services.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES.

The following consolidated financial statements of HST Global, Inc. and Subsidiaries are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of December 31, 2008 and 2007

     Consolidated Statements of Operations for the years ended December 31, 2008, and 2007

     Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2008 and 2007

     Consolidated Statements of Cash Flows for the years ended December 31,
          2008 and 2007

     Notes to Consolidated Financial Statements

EXHIBITS

The following Exhibits are included herein:

31.1 Certification of the Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1 Certification by the Principal Executive Officer of HST Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification by the Principal Financial Officer of HST Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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


                                        Date: March 31, 2009