Form 10-Q
period 2009-03-31
HST Global, Inc.
filed 2009-05-15
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009


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
(State or other jurisdiction of        (I. R. S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 31, 2009 was 24,966,053 shares.

                                HST GLOBAL, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                     PAGE NO.
----------  --------------------------------------------------------  --------

Item 1.     Condensed Consolidated Interim Financial Statements
            Unaudited)

            Condensed Consolidated Balance Sheets at March 31, 2009
            unaudited)                                                     F-3

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2009 (Unaudited)                  F-4

            Condensed Consolidated Statement of Cash Flows for the
            three months ended March 31, 2009 (Unaudited)                  F-5

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                         F-6

Item 2.     Management's Discussion and Analysis                            10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.                                                    11

Item 4.     Controls and Procedures                                         11


PART II.    OTHER INFORMATION
----------  --------------------------------------------------------

Item 1.     Legal Proceedings                                               12

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds                                                 12

Item 3.     Defaults Upon Senior Securities                                 13

Item 4.     Submission of Matters to a Vote of Security Holders             13

Item 5.     Other Information                                               13

Item 6.     Exhibits                                                        13

Signatures                                                                  14

PART  I.  FINANCIAL  INFORMATION.

ITEM  1  -  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2009
                                  (UNAUDITED)

                                           March 31,    December 31,
                                             2009           2008
                                          (Unaudited)
                                         ------------  --------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                $         -   $         776
Property, plant and equipment, net of
accumulated depreciation                       2,190           2,433
                                         ------------  --------------

TOTAL ASSETS                             $     2,190   $       3,210
                                         ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses    $   192,659   $      50,865
Deposits - Shareholder                       250,000         250,000
Advances from Shareholder                     83,310           2,010
Note payable - related party                 100,000         100,000
                                         ------------  --------------
Total Current Liabilities                $   625,969   $     402,875

STOCKHOLDERS' EQUITY (DEFICIENCY):

Preferred stock; 5,000,000 shares
authorized; $.001 par value; 1,000,000
 shares issued and none outstanding                -               -
Capital stock, $.001 par value;
100,000,000  shares authorized;
24,966,053 shares issued and
outstanding at March 31, 2009;                24,967          24,887
Additional paid-in capital                 1,290,565       1,190,646
Deficit accumulated during the
development stage                         (1,939,311)     (1,615,198)
                                         ------------  --------------
Total Stockholders' Equity (Deficiency)  $  (623,779)  $    (399,665)
                                         ------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                         $     2,190   $       3,210
                                         ============  ==============




          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2009
                                  (UNAUDITED)



                                        Three Months      Three Months          From Date of
                                            Ended             Ended         Inception (8/6/07) to
                                       March 31, 2009    March 31, 2008        March 31, 2009
                                        (Unaudited)       (Unaudited)            (Unaudited)
                                      ----------------  ----------------  -----------------------

REVENUES                              $             -   $             -   $                    -
COST OF SALES                                       -                 -   $                    -

GROSS PROFIT                          $             -   $             -   $                    -

OPERATING EXPENSES:
Selling and distribution expenses     $             -   $             -   $                    -
Salaries                                        9,692             8,077                  112,338
Consulting                                    205,731            65,000                1,041,058
General and administrative expenses           108,690            46,418                  746,787
                                      ----------------  ----------------  -----------------------

TOTAL OPERATING EXPENSES              $       324,113   $       119,495   $            1,900,183
                                      ----------------  ----------------  -----------------------

NET (LOSS)                            $      (324,113)  $      (119,495)  $           (1,900,183)
                                      ================  ================  =======================

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON            $         (0.01)  $         (0.00)
                                      ================  ================


WEIGHTED AVERAGE SHARES
OUTSTANDING: BASIC AND
DILUTED - COMMON                           24,932,720        24,031,853
                                      ================  ================


          The notes are an integral part of these financial statements




                                                                                              From Date
                                                       Three Months      Three Months        of Inception
                                                          Ended             Ended         (August 6, 2007) to
                                                      March 31, 2009    March 31, 2008       March 31, 2009
                                                       (Unaudited)       (Unaudited)          (Unaudited)
                                                     ----------------  ----------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $      (324,113)  $      (119,495)  $         (1,900,183)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                  243                 -                    727
  Common stock issued for services                                 -                 -                142,500
  Changes in operations-assets and liabilities
  net of acquisitions:
  Accounts payable and accrued expenses                      141,794            77,820                192,659
  Note payable                                                     -                 -                100,000
  Tax payable                                                      -               346                      -
                                                     ----------------  ----------------  ---------------------
  Total Adjustments                                  $       142,037   $        78,166   $            435,886
                                                     ----------------  ----------------  ---------------------
Net Cash used in Operating Activities                $      (182,076)  $       (41,329)  $         (1,464,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                              -                 -                 (2,917)
Acquisition cost                                                   -           (25,000)                     -
                                                     ----------------  ----------------  ---------------------
Net Cash used in Investing Activities                $             -   $       (25,000)  $             (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                           100,000                 -              1,150,500
Deposits from shareholders                                         -                 -                250,000
Advances from shareholders                                    81,300                 -                 83,310
Effect of merger adjustment                                        -                 -                (16,596)
Proceeds from loans                                                -           252,560                      -
                                                     ----------------  ----------------  ---------------------

Net cash provided by financing activities                    181,300           252,560              1,467,214

Net Increase (decrease) in cash                      $          (776)  $       186,231   $                  -

CASH AT BEGINNING PERIOD                             $           776   $          (985)  $                  -
                                                     ----------------  ----------------  ---------------------

CASH AT END OF PERIOD                                $             -   $       187,216   $                  -
                                                     ================  ================  =====================



          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008. These annual financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and Health Source Technologies, Inc (a wholly owned subsidiary).

NOTE 2 - NATURE AND PURPOSE OF BUSINESS

HST Global, Inc. (the Company) was incorporated under the laws of the state of Nevada on August 6, 2007. The company is currently headquartered in Hampton, Virginia. HST Global, Inc. is an Integrated Health and Wellness company that is developing and / or acquiring a network of Wellness Centers worldwide that are primarily focused on the immunotherapy and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of late stage cancer. In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer.

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

NOTE 6 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $324,113 for the three months ended March 31, 2009 and has an accumulated deficit of $1,939,311 at March 31, 2009. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008, as amended (which is also incorporated by reference herein) and (2) Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

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

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended March 31, 2009 as compared to $0 for the quarter ended March 31, 2008. The costs of sales for the same period were $0 in 2009 as compared to $0 for 2008.

The Company incurred expenses of $324,113 for the quarter ended March 2009 as compared to $119,495 for the quarter ended March 2008. The expenses in the first quarter of 2009 were incurred to reorganize the Company and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of March 31, 2009 was $0.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

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


Dated: May 15, 2009                     HST GLOBAL, INC.
                                        (the registrant)

                                        By: \s\ Ron Howell
                                            --------------
                                        Ron Howell
                                        Chief Executive Officer