Form 10-Q
period 2009-06-30
HST Global, Inc.
filed 2009-08-14
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from                to

                        Commission file number 000-15303
                                               ---------

                                HST GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

Nevada                                                                73-1215433
----------------------------------------  --------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
incorporation or organization)

150 Research Drive, Hampton, VA                                            23666
----------------------------------------  --------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number   757-766-6100
                          --------------

                                      n/a
   (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of June 30, 2009 was 25,232,053 shares.

                                HST GLOBAL, INC.
                                ----------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.     FINANCIAL INFORMATION                                     PAGE NO.
----------  --------------------------------------------------------  --------

Item 1.     Condensed Consolidated Interim Financial
            Statements (Unaudited)

            Condensed Consolidated Balance Sheets at
            March 31, 2009 (unaudited)                                     F-3

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2009 (Unaudited)                  F-4

            Condensed Consolidated Statement of Cash Flows for the
            three months ended March 31, 2009 (Unaudited)                  F-5

            Notes to Condensed Consolidated Interim Financial
            Statements (unaudited)                                         F-6

Item 2.     Management's Discussion and Analysis                            11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.                                                    13

Item 4.     Controls and Procedures                                         13


PART II.    OTHER INFORMATION
----------  --------------------------------------------------------

Item 1.     Legal Proceedings                                               13

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds                                                 13

Item 3.     Defaults Upon Senior Securities                                 14

Item 4.     Submission of Matters to a Vote of Security Holders             14

Item 5.     Other Information                                               14

Item 6.     Exhibits                                                        14

Signatures                                                                  15

PART  I.  FINANCIAL  INFORMATION.

ITEM  1  -  CONDENSED  CONSONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2009

                                          JUNE 30, 2009    DECEMBER 31, 2008
                                           (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $        2,394   $              776
Property, plant and equipment, net of
  accumulated depreciation                        1,947                2,433
                                         ---------------  -------------------

TOTAL ASSETS                             $        4,341   $            3,210
                                         ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses    $      393,553   $           50,865
Deposits - Shareholder                                -              250,000
Advances from Shareholder                       158,810                2,010
Note payable - related party                    100,000              100,000
                                         ---------------  -------------------

Total Current Liabilities                $      652,363   $          402,875


STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares
  authorized; $.001 par value;
  1,000,000 shares issued and
  none outstanding                                    -                    -
Capital stock, $.001 par value;
  100,000,000 shares authorized;
  25,232,053 shares issued and
  outstanding at June 30, 2009;
  24,886,053 shares issued and
  outstanding at December 31, 2008               25,232               24,887
Additional paid-in capital                    1,622,800            1,190,646
Deficit accumulated during
  the development stage                      (2,296,054)          (1,615,198)
                                         ---------------  -------------------

Total Stockholders' Equity (Deficiency)  $     (648,022)  $         (399,665)
                                         ---------------  -------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)           $        4,341   $            3,210
                                         ===============  ===================


          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2009
                                  (UNAUDITED)




                                                                                                           FROM DATE OF
                                       THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS       INCEPTION
                                       ENDED            ENDED            ENDED            ENDED               (8/6/07) TO
                                       JUNE 30, 2009    JUNE 30, 2008    JUNE 30, 2009    JUNE 30, 2008    JUNE 30, 2009
                                       ---------------  ---------------  ---------------  ---------------  ---------------

REVENUES                               $            -   $            -   $            -   $            -   $            -
COST OF SALES                                       -                -                -                -                -
                                       ---------------  ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                           $            -   $            -   $            -   $            -   $            -

OPERATING EXPENSES:
Salaries                               $        8,308   $       30,690   $       18,000   $       38,767   $      120,646
Consulting                                    216,250          546,000          421,981          611,000        1,257,308
General and administrative expenses           132,185          143,394          240,875          189,812          878,972
                                       ---------------  ---------------  ---------------  ---------------  ---------------

TOTAL OPERATING EXPENSES               $      356,743   $      720,084   $      680,856   $      839,579   $    2,256,926

NET (LOSS)                             $     (356,743)  $     (720,084)  $     (680,856)  $     (839,579)  $   (2,256,926)



Net Income (Loss) Per Share:
Basic And Diluted - Common             $        (0.01)  $        (0.03)  $        (0.03)  $        (0.04)
                                       ===============  ===============  ===============  ===============


Weighted Average Shares Outstanding:
Basic And Diluted - Common                 25,032,498       24,030,353       24,982,609       24,030,353
                                       ===============  ===============  ===============  ===============


          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2009
                                  (UNAUDITED)

                                                          SIX MONTHS       SIX MONTHS     FROM DATE OF INCEPTION
                                                            ENDED            ENDED          (AUGUST 6, 2007) TO
                                                        JUNE 30, 2009    JUNE 30, 2008         JUNE 30, 2009
                                                       ---------------  ---------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $     (680,856)  $     (839,579)  $            (2,256,926)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                 486               53                       970
    Common stock issued for services                            6,250                -                   148,750
  Changes in operations-assets and liabilities
  net of acquisitions:
    Accounts payable and accrued expenses                     342,688          (14,954)                  393,553
    Note payable                                                    -          100,000                   100,000
    Tax payable                                                     -                -                         -
                                                       ---------------  ---------------  ------------------------

Net Cash used in Operating Activities                  $     (331,432)  $     (754,480)  $            (1,613,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                               -           (1,916)                   (2,917)
                                                       ---------------  ---------------  ------------------------

Net Cash used in Investing Activities                  $            -   $       (1,916)  $                (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                            176,250        1,034,000                 1,226,750
Deposits from shareholders                                          -                -                   250,000
Advances from shareholders                                    156,800                -                   158,810
Effect of merger adjustment                                         -                -                   (16,596)
Proceeds from loans                                                 -                -                         -
                                                       ---------------  ---------------  ------------------------

Net cash provided by financing activities                     333,050        1,034,000                 1,618,964

Net Increase (decrease) in cash                        $        1,618   $      277,604   $                 2,394

CASH AT BEGINNING PERIOD                               $          776   $          985   $                     -
                                                       ---------------  ---------------  ------------------------

CASH AT END OF PERIOD                                  $        2,394   $      278,589   $                 2,394
                                                       ===============  ===============  ========================

SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable acquired in merger                                 -   $       16,395   $                16,395


          The notes are an integral part of these financial statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2009
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008. These annual financial statements should be read in conjunction with that report.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $250,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury exercises that are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

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

On October 28, 2008, the company received $250,000 from an investor for working capital. This transaction was initially reported as a deposit from shareholder. On June 9, 2009 the Company issued 200,000 shares at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

On June 9, 2009, the company received $50,000 from an investor for working capital. This investor was issued 40,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 9, 2009, the company received $26,250 from an investor for working capital. This investor was issued 21,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 10, 2009 the company issued 5,000 shares of common stock in exchange for services rendered to the company. The shares were valued at $1.27 per share which was the trading price of the shares on the date the shares were issued.

NOTE 6 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $680,856 for the six months ended June 30, 2009 and has an accumulated deficit of $2,296,054 at June 30, 2009. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

There are no assurances that HST Global, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to HST Global, Inc. If adequate working capital is not available HST Global, Inc. may be required to curtail its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as amended (which is incorporated herein by this reference). As used in this report, the terms "Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended June 30, 2009 as compared to $0 for the quarter ended June 30, 2008. The costs of sales for the same period were $0 in 2009 as compared to $0 for 2008. The Company incurred expenses of $356,742 for the quarter ended June 30, 2009 as compared to $279,674 for the quarter ended June 30, 2008. The expenses in the second quarter of 2009 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended June 30, 2009 as compared to $0 for the quarter ended June 30, 2008. The costs of sales for the same period were $0 in 2009 as compared to $0 for 2008. The Company incurred expenses of $680,856 for the six months ended June 30, 2009 as compared to $472,512 for the six months ended June 30, 2008. The expenses in the first six months of 2009 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of June 30, 2009 was $2,394.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2009, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2008, the company received $250,000 from an accredited investor for working capital. This transaction was initially reported as a deposit from shareholder. On June 9, 2009 the Company issued 200,000 shares at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 9, 2009, the company received $50,000 from an accredited investor for working capital. This investor was issued 40,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 9, 2009, the company received $26,250 from an accredited investor for working capital. This investor was issued 21,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 10, 2009 the company issued 5,000 shares of common stock in exchange for services rendered to the company. The shares were valued at $1.27 per share which was the closing price of the shares on the date the shares were issued.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2009, the holders of a majority of the Company's common stock executed a shareholder's consent re-electing the following persons to the Board of Directors:

     Ronald R. Howell (chairman)
     James Forsythe, M.D.

On June 1, 2009, the holders of a majority of the Company's common stock ratified Madsen & Associates as the Company's independent registered public accounting firm.

No other actions were submitted to a vote of security holders during the Quarter ended June 30, 2009.

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


Dated: August 14, 2009             HST GLOBAL, INC.
                                   (the registrant)

                                   By: \s\ Ron Howell
                                       --------------
                                   Ron Howell
                                   Chief Executive Officer