Form 10-Q
period 2009-09-30
HST Global, Inc.
filed 2009-11-16
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number   757-766-6100

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of September 30, 2009 was 25,234,053 shares.

1

HST GLOBAL INC. AND SUBSIDIARIES
(Formerly Health Source Technologies, Inc.)
(a Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,633)	$776
Property, plant and equipment, net of
accumulated depreciation	1,704	2,433

TOTAL ASSETS	$71	$3,210

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$428,854	$50,865
Deposits - Shareholder	200,000	250,000
Advances from Shareholder	234,610	2,010
Note payable - related party	100,000	100,000

Total Current Liabilities	$963,464	$402,875

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
$.001 par value; 1,000,000 shares issued and
none outstanding
Capital stock, $.001 par value; 100,000,000
shares authorized;
25,234,053 shares issued and outstanding at
September 30, 2009; 24,886,053 shares issued and
outstanding at December 31, 2008	25,234	24,887
Additional paid-in capital	1,624,438	1,190,646
Deficit accumulated during the development stage	(2,613,065)	(1,615,198)

Total Stockholders' Equity (Deficiency)	$(963,393)	$(399,665)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)	$71	$3,210

HST GLOBAL, INC. AND SUBSIDIARIES
(Formerly Health Source Technologies, Inc.)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO SEPTEMBER 30, 2009
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	From Date of
	Ended	Ended	Ended	Ended	Inception (8/6/07) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Salaries	$20,308	$24,879	$38,308	$63,646	$140,954
Consulting	155,640	78,000	577,621	709,000	1,412,948
General and administrative expenses	141,064	331,612	381,939	501,424	1,020,036

TOTAL OPERATING EXPENSES	$317,012	$434,491	$997,868	$1,274,070	$2,573,938

NET (LOSS)	$(317,012)	$(434,491)	$(997,868)	$(1,274,070)	$(2,573,938)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON	$(0.01)	$(0.02)	$(0.04)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON	25,234,053	20,602,002	25,073,831	20,361,712

HST GLOBAL, INC. AND SUBSIDIARIES
(Formerly Health Source Technologies, Inc.)
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND
FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO SEPTEMBER 30, 2009
(unaudited)

	Nine Months	Nine Months	From Date of Inception
	Ended	Ended	(August 6, 2007) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(997,868)	$(1,274,070)	$(2,573,938)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	729	230	1,213
Common stock issued for services	7,890	142,500	150,390
Changes in operations-assets and liabilities
net of acquisitions:
Accounts payable and accrued expenses	377,989	(14,797)	428,854
Note payable	-	100,000	100,000
Tax payable

Net Cash used in Operating Activities	$(611,260)	$(1,046,137)	$(1,893,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,917)	(2,917)

Net Cash used in Investing Activities	$-	$(2,917)	$(2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	176,250	1,049,000	1,226,750
Deposits from shareholders	200,000	6,000	450,000
Advances from shareholders	232,600	-	234,610
Effect of merger adjustment	-	-	(16,596)
Proceeds from loans	-	-	-

Net cash provided by financing activities	608,850	1,055,000	1,894,764

Net Increase (decrease) in cash	$(2,409)	$5,946	$(1,634)

CASH AT BEGINNING PERIOD	$776	$985	$-

CASH AT END OF PERIOD	$(1,633)	$6,931	$(1,634)

SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable acquired in merger		$16,395

HST GLOBAL, INC. AND SUBSIDIARIES
 (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008. These annual financial statements should be read in conjunction with that report.

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

On July 15, 2009 the company issued 2,000 shares of common stock in exchange for services rendered to the company. The shares were valued at $.82 per share which was the trading price of the shares on the date the shares were issued.

NOTE 6 - DEPOSITS - SHAREHOLDER

During July and August of 2009, the company received a total of $200,000 from an investor for working capital. This transaction has been reported as Deposits from stockholders on the Company's Financial Statements.

NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $997,868 for the nine months ended September 30, 2009 and has an accumulated deficit of $2,613,065 at September 30, 2009. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as amended (which is incorporated herein by this reference).   As used in this report, the terms "Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues, Cost of Sales and Operating Expenses

The Company had revenues of $0 for the quarter ended September 30, 2009 as compared to $0 for the quarter ended September 30, 2008. The costs of sales for the same period were $0 in 2009 as compared to $0 for 2008. The Company incurred expenses of $317,012 for the quarter ended September 30, 2009 as compared to $434,491for the quarter ended September 30, 2008. The expenses in the third quarter of 2009 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues, Cost of Sales and Operating Expenses

The Company had revenues of $0 for the nine months ended September 30, 2009 as compared to $0 for the nine months ended September 30, 2008. The costs of sales for the same period were $0 in 2009 as compared to $0 for 2008. The Company incurred expenses of $997,868 for the nine months ended September 30, 2009 as compared to $1,274,070 for the nine months ended September 30, 2008. The expenses in the first nine months of 2009 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of September 30, 2009 was $(1,633).

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended September 30, 2009, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2009 the company issued 2,000 shares of common stock in exchange for services rendered to the company. The shares were valued at $.82 per share which was the trading price of the shares on the date the shares were issued.

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

Dated: November 13, 2009	HST GLOBAL, INC.
(the registrant)

By: \s\ Ron Howell
Ron Howell
Chief Executive Officer