Form 10-K
period 2009-12-31
HST Global, Inc.
filed 2010-04-15
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2009
                              -----------------

Commission file number     000-15303
                           ---------

                                HST Global, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                               73-1215433
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I. R. S. Employer Identification No.)
 incorporation or organization)

          150 Research Drive, Hampton VA                 23666
--------------------------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code757-766-6100
                                                  ------------

                                    Copy to:

                                Cutler Law Group
                         3355 W. Alabama St. Ste. 1150
                               Houston, TX 77098
                               Fax: 800-836-0714

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).     [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 was $13,343,494.

The number of shares of the registrant's common stock outstanding as of April 14, 2010 was 28,419,854 shares.

                                HST GLOBAL, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward Looking Statements.....................................................4
Item 1.     Business...........................................................4
Item 1A.    Risk Factors.......................................................8
Item 1B.    Unresolved Staff Comments..........................................8
Item 2.     Properties.........................................................8
Item 3.     Legal Proceedings..................................................8
Item 4.     [Removed and Reserved].............................................8

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities..................9
Item 6.     Selected Financial Data...........................................11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................11
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......13
Item 8.     Financial Statements and Supplementary Data.......................13
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................24
Item 9A.    Controls and Procedures...........................................24
Item 9B.    Other Information.................................................25


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...............26
Item 11.     Executive Compensation...........................................28
Item 12.     Security Ownership of Certain Beneficial Owners and Management...32
Item 13.     Certain Relationships and Related Transactions...................32
Item 14.     Principal Accounting Fees and Services...........................33


                                    PART IV

Item 15.     Exhibits and Financial Statement Schedules.......................34
Signatures....................................................................35

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

                                     PART I
ITEM 1. BUSINESS

A. BUSINESS DEVELOPMENT

There have been no changes to our business development during the year ended December 31, 2009.

B. FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10-K.

C. BUSINESS OF THE COMPANY

COMPANY OVERVIEW

HST Global, Inc. is an Integrated Health and Wellness company that is developing and/or acquiring a network of Wellness Centers worldwide that are primarily focused on the homeopathic and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of late stage cancer. In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer.

The company has identified the growing acceptance of alternative cancer treatments worldwide which has placed us in a position to open our own brand of Cancer Treatment Centers. This strategy will enable the company to address the challenges individuals face in the treatment of cancer in the later stages.

We intend to open our first Cancer Institute during the second quarter of 2010. The company also intends to open a total of three (3) to five (5) Cancer Centers during 2010.

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

Due to the change in the perception of homeopathic treatments for cancer and other life threatening illnesses, the company has developed a strategy of opening a chain of Wellness Centers worldwide. The clinics will be called FIT Wellness Centers. It is the company's intention to open its first clinic during the second quarter of 2010. In addition, the company intends to open a total of three (3) to five (5) partner centers worldwide during fiscal 2010.

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

RESULTS OF CLINICAL TRIALS

The following summarizes the results of the ongoing clinical trials:

                           Patients  Expirations  % Exp.   Surviving  % Surv.
                           --------  -----------  -------  ---------  --------
Total                            58           12      21%         46       79%
"FIT" only                        9            1      11%          8     89%.
"FIT" plus Complementary         22            5      23%         17       77%
"FIT", Complementary plus
    Chemotherapy                 20            5      25%         15       75%
Low-dose Conventional
    Chemotherapy
    plus Glyco "FIT"              7            1      14%          6       86%

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

OTHER MATTERS

EMPLOYEES
---------

HST Global, Inc. and Health Source Technologies, Inc., our wholly owned subsidiary, have a total of four full time employees and three consultants who devote a significant portion of their time to the Company. We believe our relationship with our employees is good.

CONSULTING AGREEMENT
--------------------

We have engaged Eric Clemons as a consultant to the Company. Pursuant to the consulting agreement, the Company accrued $10,000 per month thru December 31, 2009. The agreement can be terminated by the Company at will. We intend to retain Mr. Clemons as a consultant until his services are no longer required by the Company.

We have engaged Dr. Kyl Smith as a consultant to the Company. Pursuant to the consulting agreement, the Company paid Dr. Smith $20,577 per month through March, 2009, $25,000 per month April, 2009 through June, 200, and $30,000 per month beginning July, 2009 and continuing through the duration of the Consultancy Agreement. We intend to retain Dr. Kyl as a consultant until his services are no longer required by the Company.

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

ITEM 4. [REMOVED AND RESERVED]

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

                                                     HIGH   LOW
Fiscal 2007
             First Quarter*                           0.30  0.13
             Second Quarter*                          0.20  0.07
             Third Quarter*                           0.15  0.04
             Fourth Quarter*                          0.07  0.03

Fiscal 2008
             First Quarter*                           0.07  0.03
             Second Quarter*                          0.91  0.05
             Third Quarter (through July 6)*          0.35  0.15
             Third Quarter (July 7 to September 30)  10.50  2.50
             Fourth Quarter                           5.90  2.20

Fiscal 2009
             First Quarter*                           3.13  0.80
             Second Quarter*                          2.25  0.80
             Third Quarter*                           1.12  0.15
             Fourth Quarter*                          0.33  0.07

* Numbers do not reflect the 1 for 25 reverse split effective July 7, 2008.

As of December 31, 2010, the Company had 100,000,000 shares of common stock authorized with 25,234,139, issued and outstanding. The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

PENNY STOCK REGULATIONS

Our common stock is quoted in United States markets on the OTC BB under the symbol "HSTC.OB." Since the July 7, 2008 reverse split, the sale price of our common stock, thru December 31, 2009, has been reported as low as $.07 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

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

NUMBER OF SHARES OUTSTANDING

As of December 31, 2009, the Company had 100,000,000 shares of common stock authorized with 25,234,139 issued and outstanding and 6,945,080 freely tradable shares in the public float. These shares were held by approximately 540 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

The following represent all sales of unregistered securities during fiscal 2009 and the subsequent interim period up to the date hereof:

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

On January 20, 2010 the company issued 1,714,286 shares of common stock to Ron Howell as payment for consulting services performed during 2009. The shares were valued at $.07 per share. This issuance was completed in accordance with
Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On January 20, 2010 the company issued 1,471,429 shares of common stock to Eric Clemons as payment for consulting services performed during 2009. The shares were valued at $.07 per share. This issuance was completed in accordance with
Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2009, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

The company has identified the growing acceptance of alternative cancer treatments worldwide which has placed us in a position to open our own brand of Cancer Treatment Centers. This strategy will enable the company to address the challenges individuals face in the treatment of cancer in the later stages.

We intend to open our first Cancer Institute during the second quarter of 2010. The company also intends to open a total of three (3) to five (5) Cancer Centers during 2010.

PLAN OF OPERATION

We intend to open our first Cancer Institute during the second quarter of 2010. The company also intends to open three (3) to five (5) Cancer Centers during 2010.

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

RESULTS OF OPERATIONS

Revenues, cost of sales and operating expenses
----------------------------------------------

The Company had revenues of $0 for the year ended December 2009 as compared to $0 for the year ended December 2008. The costs of sales for the same period were $0 in 2009 as compared to $0 for 2008. The Company incurred expenses of $1,316,110 for the year ended December 2009. The expenses in 2009 were incurred to further the company's development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Gain on discontinued operations
-------------------------------

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements arise principally due to our expenses in beginning our operations and our plan to open up to five Wellness Centers in 2010. Our cash balance as of December 31, 2009 was $5,358.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Description                                                   Page
------------------------------------------------------------  ----

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

Consolidated Statements of Cash Flows                         F-18

Notes to Consolidated Financial Statements                    F-19

Board  of  Directors
HST  Global,  Inc.  and  Subsidiary
Hampton,  Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of HST Global, Inc. and Subsidiary (Formerly NT Holding Corp.) (A Development Stage Company) as of December 31, 2009 and the consolidated statements of operations, stockholders' equity(deficiency) and cash flows for the year ended December 31, 2009, and for the period from inception on August 6, 2007 to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of its operations and cash flows for the year ended December 31, 2009 and for the period from the date of inception on August 6, 2007 to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
April 14, 2010
Salt Lake City, Utah

                                HST GLOBAL, INC.
                         (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS



                                                    December 31, 2009    December 31, 2008
                                                    -------------------  -------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $            5,358   $              776
Property, plant and equipment, net of
accumulated depreciation                                         1,461                2,433
                                                    -------------------  -------------------

TOTAL ASSETS                                        $            6,819   $            3,210
                                                    ===================  ===================


CURRENT LIABILITIES:
Accounts payable and accrued expenses               $          111,623   $           50,865
Accounts payable and accrued expenses -
related parties                                                476,778                    -
Shareholder Deposits                                           200,000              250,000
Advances from Shareholder                                      246,556                2,010
Notes payable - related parties                                300,000              100,000
                                                    -------------------  -------------------

Total Current Liabilities                           $        1,334,957   $          402,875


STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
..001 par value; 1,000,000 shares issued and
none outstanding
Capital stock, $.001 par value; 100,000,000
shares authorized;
25,234,139 shares issued and outstanding at
December 31, 2009; 24,886,053 shares issued
and outstanding at December 31, 2008                            25,235               24,887
Additional paid-in capital                                   1,624,437            1,190,646
Deficit accumulated during the development stage            (2,977,810)          (1,615,198)
                                                    -------------------  -------------------

Total Stockholders' Equity (Deficiency)             $       (1,328,138)  $         (399,665)
                                                    -------------------  -------------------


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                    $            6,819   $            3,210
                                                    ===================  ===================



                                           HST GLOBAL, INC.
                                     (a Development Stage Company)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                  For the years ended December 31, 2009 and 2008, and for the period from the date of inception (august 6, 2007) to December 31, 2009

                                                                                 From Date of
                                                                                 Inception (August 6,
                                       Year Ended           Year Ended           2007) to
                                       December 31, 2009    December 31, 2008    December 31, 2009
                                       -------------------  -------------------  ----------------------

REVENUES                               $                -   $                -   $                   -

OPERATING EXPENSES:
Salaries                               $           73,385   $           72,646   $             176,031
Consulting                                        757,621              805,327               1,592,948
General and administrative expenses               485,104              635,360               1,123,201
                                       -------------------  -------------------  ----------------------

TOTAL OPERATING EXPENSES               $        1,316,110   $        1,513,333   $           2,892,180
                                       -------------------  -------------------  ----------------------

NET (LOSS) FROM OPERATIONS             $       (1,316,110)  $       (1,513,333)  $          (2,892,180)
                                       -------------------  -------------------  ----------------------

OTHER EXPENSES
Interest expense                       $           46,502   $                -   $              46,502

TOTAL OTHER EXPENSES                               46,502                    -                  46,502
                                       -------------------  -------------------  ----------------------

NET (LOSS)                             $       (1,362,612)  $       (1,513,333)  $          (2,938,682)
                                       ===================  ===================  ======================

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON             $            (0.05)  $            (0.06)
                                       ===================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON                     25,113,894           24,386,770
                                       ===================  ===================


                                           HST GLOBAL, INC.
                                     (a Development Stage Company)
                       CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Common Stock                                         Accum-
                                                   -------------------------                            ulated     Net
                               Preferred Stock     100,000,000                Addit-                    Other      Stock
                               ------------------  shares authorized          ional       Accumu-       Compre     holders'
                                                   Shares      Par Value      Paid-In     lated         hensive    Equity
                               Shares    Amount    Issued      stated $.001   Capital     Deficit       (Loss)     (Deficiency)
                               --------  --------  ----------  -------------  ----------  ------------  ---------  -------------

Balance - October 2, 2007
  (inception)                         0  $      -           0  $           -  $        -  $         -   $       -  $          -
Issuance of common stock
  for cash - October 2, 2007                            1,500          1,500                                              1,500
  Net (Loss)                                                                                  (62,737)                  (62,737)
                               --------  --------  ----------  -------------  ----------  ------------  ---------  -------------
Balance - December 31, 2007                             1,500          1,500                  (62,737)                  (61,237)

Recapitalization - reverse
  acquisition                                      24,030,353         22,533                  (39,128)                  (16,595)
Issuance of common stock
  for cash at $1.25 per
  share, August 2008                                  839,200            839   1,048,161                              1,049,000
Issuance of common stock
  for services valued at
  $9.50 per share, August
  2008                                                 15,000             15     142,485                                142,500
  Net (loss) for period                                                                    (1,513,333)               (1,513,333)
                               --------  --------  ----------  -------------  ----------  ------------  ---------  -------------
Balances - December 31, 2008          -         -  24,886,053         26,387   1,190,646   (1,677,935)          -      (460,902)

Issuance of common stock for
  cash at $1.25 per share                             141,086            317     175,933                                176,250
Issurance of common stock
  for stockholder deposits
  at $1.25per share                                   200,000             25     249,975                                250,000
Inssuance of common stock
  for services at $1.25 per
  share                                                 5,000              5       6,245                                  6,250
Inssuance of common stock
  for services at $.82 per
  share                                                 2,000              2       1,638                                  1,640
  Net (loss) for period                                                                    (1,362,612)               (1,362,612)
                               --------  --------  ----------  -------------  ----------  ------------  ---------  -------------

Balance-December 31, 2009             0  $      -  25,234,139  $      27,590  $2,815,083  $(2,977,810)  $       -  $ (1,328,138)
                               ========  ========  ==========  =============  ==========  ============  =========  =============

                                           HST GLOBAL, INC.
                                     (a Development Stage Company)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the years ended December 31, 2009 and 2008, and for the period from the date of inception (august 6, 2007) to December 31, 2009

                                                                                               From Date of Inception
                                                     Year Ended           Year Ended           (August 6, 2007) to
                                                     December 31, 2009    Decenber 31, 2008    December 31, 2009
                                                     -------------------  -------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $       (1,362,612)  $       (1,513,333)  $            (2,938,682)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                     972                  484                     1,456
  Common stock issued for services                                7,890              142,500                   150,390
Changes in operating-assets and liabilities, net
  of acquisitions:
  Note payable Related Parties                                        -              100,000                   100,000
  Accounts payable and accrued expenses                         537,537              (11,357)                  588,402
                                                     -------------------  -------------------  ------------------------
Net Cash used in Operating Activities                          (816,213)          (1,281,706)               (2,098,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                 -               (2,917)                   (2,917)
                                                     -------------------  -------------------  ------------------------
Net Cash used in Investing Activities                                 -               (2,917)                   (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                              176,250            1,049,000                 1,226,750
Deposits from shareholder                                       200,000              250,000                   450,000
Peoceeds from notes payable - related parties                   200,000                    -                   200,000
Advances from shareholder                                       244,546                2,010                   246,556
Effect of merger adjustment                                           -              (16,596)                  (16,596)
                                                     -------------------  -------------------  ------------------------
Net cash provided by financing activities                       820,796            1,284,414                 2,106,710

Net Increase (decrease) in cash                                   4,583                 (209)                    5,359

CASH AT BEGINNING OF PERIOD                                         776                  985                         -
                                                     -------------------  -------------------  ------------------------

CASH AT END OF PERIOD                                $            5,359   $              776   $                 5,359
                                                     ===================  ===================  ========================

Cash paid for interest                               $                -   $                -
                                                     ===================  ===================
Cash paid for taxes                                  $                -   $                -
                                                     ===================  ===================

Common stock issued for services                                  7,890              142,500

Common stock issued for deposits                                250,000

                                HST GLOBAL, INC.
                                 AND SUBSIDIARY

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $250,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leverage derivative financial instruments.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

NOTE 3 - REVERSE MERGER, ACQUISITION AND BUSINESS DISPOSAL

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

NOTE 4 - STOCKHOLDERS EQUITY

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

On February 20, 2009, the company received $75,000 from an investor for the purchase of common stock. This investor was issued 60,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On March 16, 2009, the company received $25,000 from an investor for the purchase of common stock. This investor was issued 20,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 9, 2009, the company received $50,000 from an investor for the purchase of common stock. This investor was issued 40,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On June 9, 2009, the company received $26,250 from an investor for the purchase of common stock. This investor was issued 21,000 shares, at a price of $1.25 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCURED EXPENSES - RELATED PARTIES
Accounts payable and accrued expenses consist of the following:

     The Health Network, Inc.                        $94,073
     Ronald Howell                                  $155,030
     Eric Clemons                                   $196,039
     Accrued Interest - Note Payable                 $31,636
                                                     -------
                                                    $476,778

Please see Notes 6 and 8 for further explanation of these liabilities.

NOTE 6 - SHAREHOLDER DEPOSITS

During July and August of 2009, the company received a total of $200,000 from an investor as a deposit for the purchase of common stock. This transaction has been reported as shareholder deposits on the company's financial statements.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

In connection with the reverse acquisition described in note 3 to the financial statements, the Company agreed to pay the former shareholders of the target company the sum of $100,000. This note does carry an interest amount and is repayable upon demand by the holder of the note.

On November 25, 2009, the Company entered into an agreement with a shareholder of the Company. Under terms of this agreement, the Company received $200,000 from this individual in exchange for the issuance of a promissory note in the principal amount of $200,000 and 200,000 shares of the Company's common stock. Under the terms of the promissory note, the Company is obligated to repay the principal amount of the note together with $20,000 interest on or before March 15, 2010.

As of December 31, 2009, the Company had not issued the shares of common stock. The Company has accrued interest in the amount of $31,686 owed under the terms of this agreement. The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company's common stock on the date the agreement was executed by the Company. The Company has also accrued an additional $6,546 as interest owed at December 31, 2009 based upon the terms of the promissory note.

NOTE 8 - ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $121,300 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At December 31, 2009, the Company owes Mr. Howell the amount of $128,578 which includes accrued interest in the amount of $7,278.

Mr. Clemons has advanced $111,300 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At December 31, 2009, the Company owes Mr. Clemons the amount of $117,978 which includes accrued interest in the amount of $6,678.

NOTE 9 - RELATED PARTY TRANSACTIONS

EXECUTIVE OFFICES

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $97,583 to The Health Network during 2009. At December 31, 2009, the Company owes THN an amount of $94,073 for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2009. Mr. Howell received $0 during 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. As of December 31, 2009, the Company owes Mr. Howell $155,030 under the agreement.

The Company has entered into a consulting agreement with Mr. Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services thru December 31, 2009. Mr. Clemons received $0 during 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Clemons as a consultant until his consulting services are no longer required. As of December 31, 2009, the Company owes Mr. Clemons $196,039 under this agreement.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $1,362,612 for the year ended December 31, 2009 and has an accumulated deficit of $2,977,310 at December 31, 2009. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

(b) Management's Report on Internal Control over Financial Reporting

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME OF DIRECTOR OR OFFICER  AGE  POSITION
Ronald R. Howell                  Chief Executive Officer and
                              62  Chairman of the Board of Directors

Wesley D. Tate                47  Chief Financial Officer

Dr. James Forsythe            70  Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

Ronald R. Howell, Chief Executive Officer and Chairman: Mr. Howell has over 30 years of diversified leadership experience. He has distinguished himself in various businesses and held executive positions in various industries including real estate, distribution, national and international sales, wholesale and retail marketing, financial service. Mr. Howell serves as the CEO and President of The Health Network, Inc. and has served in that capacity for over 5 years. The Health Network, Inc. is a direct sales and marketing company in the nutraceutical industry.

Holding a Bachelor's Degree in Management from the University of Maryland and an MBA from the Sellinger School of Business and Management at Loyola College, Mr. Howell has also taught as an Adjunct Professor at Loyola College in Baltimore, Maryland. Ron also served his country as a United States Marine.

Wesley D. Tate, Chief Financial Officer: Prior to joining the Company Mr. Tate served as Executive Vice President and Chief Operating Officer for InnerLight Inc. in Provo Utah for over five years. Before that, he was Assistant Chief Financial Officer for Beverly Sassoon and Co. in Boca Raton, Florida. Wes has spent almost 15 years in the Direct Sales Industry working with a number of different companies. He also has experience outside the direct sales industry, having worked with a number of fortune 500 companies.

Mr. Tate received his Bachelor of Science degree from the University of Tennessee, Knoxville, with majors in finance and psychology and his Masters of Business Administration from the University of Tennessee, Knoxville, with concentrations in finance and management. Wes served his country in the United States Army.

Dr. James Forsythe, Director: Dr. Forsythe is both a Medical Doctor and a Homeopathic Physician with over 40 years of experience. Dr. Forsythe has been a clinical oncologist for 34 years and has done many pre-clinical and clinical studies. He is the current Owner and Medical Director of the Cancer screening and Treatment center of Nevada and The Century Wellness Clinic. Dr. Forsythe is Board certified in Internal Medicine, Medical Oncology and Utilization Review and Quality Assurance.

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2009 and our own records, we believe that Mr. Clemons and Dr. Forsythe each failed to file timely a Form 3 to report initial beneficial ownership.

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

Name           Corporate Office
-----------    -----------------------
Ron Howell     Chief Executive Officer
Wesley Tate    Chief Financial Officer

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

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

(1) Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2009 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.
(2) Mr. Tate has agreed to defer receiving an annual salary.

------

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

OPTION EXERCISES FOR FISCAL 2009

During fiscal 2009, none of the named executive officers exercised options.

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

Dr. Forsythe receives $1,500 per month for his services to the Board. We also intend to issue Dr. Forsythe 25,000 shares plus 1,000 shares per month of service to the Board, but have not issued any shares to date. We have not provided any other compensation to any member of our Board of Directors for the fiscal year ended December 31, 2009.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal year ended December 31, 2009. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during that fiscal year.

NAMED                ANNUAL         ANNUAL         OTHER          COMPENSATION  LONG TERM
EXECUTIVE            COMPENSATION   COMPENSATION   ANNUAL         RESTRICTED    COMPENSATION  LTIP
OFFICER        YEAR  SALARY ($)     BONUS ($)      COMPENSATION   STOCK         OPTIONS       PAYOUTS  ALL OTHER
-------------  ----  -------------  -------------  -------------  ------------  ------------  -------  ---------
Ron Howell(1)  2009              0              0     120,000(3)             0             0        0          0
Wes Tate(2)    2009              0              0             0              0             0        0          0

1. Mr. Howell joined the Company on May 8, 2008.
2. Mr. Tate joined the Company on May 8, 2008.
3. Mr. Howell receives $10,000 per month from Health Source Technologies, Inc., the Company's operating subsidiary, pursuant to a consulting agreement. Mr. Howell has been president of Health Source Technologies since inception in 2007.




OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.

             OPTION AWARDS
                                                           EQUITY INCENTIVE
             NUMBER OF              NUMBER OF              PLAN AWARDS:            OPTION
             SECURITIES UNDERLYING  SECURITIES UNDERLYING  NUMBER OF SECURITIES    EXERCISE   OPTION
             UNEXERCISED OPTIONS    UNEXERCISED OPTIONS    UNDERLYING UNEXERCISED  PRICE      EXPIRATION
NAME         (#) EXERCISABLE        (#) UNEXERCISABLE      UNEARNED OPTIONS        ($)  DATE
-----------  ---------------------  ---------------------  ----------------------  ---------  ----------

Ron Howell
                                 -                      -                       -          -           -
Wesley Tate
                                 -                      -                       -          -           -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 1, 2010. The table shows the amount of shares owned by:

                         AMOUNT OF      PERCENT OF
                         SHARES         SHARES
IDENTITY OF              BENEFICIALLY   BENEFICIALLY
PERSON OR GROUP          OWNED          OWNED(1)(3)    CLASS
-----------------------  -------------  -------------  ------
Ronald R. Howell
Chief Executive Officer
and Chairman             12,150,282(2)         42.75%  Common
-----------------------  -------------  -------------  ------
Wesley D. Tate
Chief Financial Officer             0              0%  Common
-----------------------  -------------  -------------  ------
Eric Clemons
150 Research Dr.
Hampton, VA  23666          6,821,229          24.00%  Common
-----------------------  -------------  -------------  ------
James Forsythe
150 Research Dr.
Hampton, VA  23666                  0              0%  Common
-----------------------  -------------  -------------  ------
All Directors and
Officers as a Group        12,150,282          42.75%  Common
-----------------------  -------------  -------------  ------

(1) The percentage of shares owned is based on shares of common stock outstanding as of March 1, 2010. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 10,621,982 held personally, and 1,528,300 held by The Health Network, Inc., of which he is President.

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

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

The Company has entered into a consulting agreement with Mr. Clemons whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services thru December 31, 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Clemons as a consultant until his consulting services are no longer required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Madsen & Associates, the Company's independent public accounting firm, during the fiscal years ended December 31, 2009 and 2008.

                       2009     2008
                    -------  -------
Audit fees          $30,500  $38,410
Audit-related fees        -        -
Tax fees                  -        -
All other fees            -        -
TOTAL               $30,500  $38,410

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES.

The following consolidated financial statements of HST Global, Inc. are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2009

Consolidated Statements of Operations for the years ended December 31, 2008, and 2009

Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2008 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2009
Notes to Consolidated Financial Statements

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


Date: April 14, 2010