Form 10-Q
period 2010-03-31
HST Global, Inc.
filed 2010-05-17
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2010 was 28,419,854 shares.

HST GLOBAL INC. AND SUBSIDIARY
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,2010	December 31, 2009

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,298	$5,358
Property, plant and equipment, net of
accumulated depreciation	1,218	1,461

TOTAL ASSETS	$9,516	$6,819

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$130,037	$111,623
Accounts payable and accrued expenses -
related parties	$341,910	$476,778
Deposits - Shareholder	200,000	200,000
Advances from Shareholder	366,956	246,556
Note payable - related party	300,000	300,000

Total Current Liabilities	$1,338,902	$1,334,957

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
$.001 par value; 1,000,000 shares issued and
none outstanding
Capital stock, $.001 par value; 100,000,000
shares authorized;
28,419,854 shares issued and outstanding at
March 31, 2010; 25,234,139 shares issued and
outstanding at December 31, 2009	28,420	25,235
Additional paid-in capital	1,844,252	1,624,437
Deficit accumulated during the development stage	(3,202,059)	(2,977,810)

Total Stockholders' Equity (Deficiency)	$(1,329,387)	$(1,328,138)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)	$9,516	$6,819

HST GLOBAL, INC. AND SUBSIDIARY
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO MARCH 31, 2010

	Three Months	Three Months	From Date of
	Ended	Ended	Inception (8/6/07) to
	March 31, 2010	March 31, 2009	March 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-
COST OF SALES	-	-	$-

GROSS PROFIT	$-	$-	$-

OPERATING EXPENSES:
Selling and distribution expenses	$-	$-	$-
Salaries	-	9,692	176,031
Consulting	120,000	205,731	1,712,948
General and administrative expenses	104,249	108,690	1,227,450

TOTAL OPERATING EXPENSES	$224,249	$324,113	$3,116,429

NET (LOSS)	$(224,249)	$(324,113)	$(3,116,429)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON	28,419,854	24,932,720

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO MARCH 31, 2010

	Three Months	Three Months	From Date of Inception
	Ended	Ended	(August 6, 2007) to
	March 31, 2010	March 31, 2009	March 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(224,249)	$(324,113)	$(3,162,931)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	243	243	1,699
Common stock issued for services	223,000	-	373,390
Changes in operations-assets and liabilities
net of acquisitions:
Accounts payable and accrued expenses	(116,455)	141,794	471,947
Note payable - related parties	-	-	100,000

Total Adjustments	$106,788	$142,037	$947,036

Net Cash used in Operating Activities	$(117,461)	$(182,076)	$(2,215,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(2,917)
Acquisition cost	-	-	-

Net Cash used in Investing Activities	$-	$-	$(2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000	1,226,750
Deposits from shareholders	-	-	450,000
Proceeds from notes payable - related parties	-		200,000
Advances from shareholders	120,400	81,300	366,956
Effect of merger adjustment	-	-	(16,596)

Net cash provided by financing activities	120,400	181,300	2,227,110

Net Increase (decrease) in cash	$2,939	$(776)	$8,298

CASH AT BEGINNING PERIOD	$5,359	$(776)	$-

CASH AT END OF PERIOD	$8,298	$-	$-

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Common stock issued for services	$223,000	$-

Common stock issued for deposits	$-	$-

HST GLOBAL, INC. AND SUBSIDIARIES
 (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2009. These annual financial statements should be read in conjunction with that report.

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

On January 20, 2010 the company issued 1,714,286 shares of restricted common stock to Ron Howell as payment for consulting services performed during 2009.  The shares were valued at $.07 per share.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On January 20, 2010 the company issued 1,471,429 shares of restricted common stock to Eric Clemons as payment for consulting services performed during 2009.  The shares were valued at $.07 per share.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On April 23, 2010 the company issued 150,000 shares of common stock in exchange for legal services rendered to the company. The shares were valued at $.35 per share.

NOTE 6 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following:

The Health Network, Inc.	$136,698
Ronald Howell	$65,030
Eric Clemons	$126,728
Accrued Interest – Note Payable	$31,636
$341,910

Please see Notes 7 and 9 for further explanation of these liabilities.

NOTE 7 – SHAREHOLDER DEPOSITS

During July and August of 2009, the company received a total of $200,000 from an investor as a deposit for the purchase of common stock. This transaction has been reported as shareholder deposits on the company's financial statements.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

In connection with the reverse acquisition described in note 3 to the financial statements, the Company agreed to pay the former shareholders of the target company the sum of $100,000.  This note does carry an interest amount and is repayable upon demand by the holder of the note.

On November 25, 2009, the Company entered into an agreement with a shareholder of the Company.  Under terms of this agreement, the Company received $200,000 from this individual in exchange for the issuance of a promissory note in the principal amount of $200,000 and 200,000 shares of the Company’s common stock.  Under the terms of the promissory note, the Company is obligated to repay the principal amount of the note together with $20,000 interest on or before March 15, 2010.  The company is currently in default and in renegotiations regarding the note.

As of December 31, 2009, the Company had not issued the shares of common stock.  The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement.  The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company’s common stock on the date the agreement was executed by the Company.  The Company has also accrued an additional $20,000 as interest owed at December 31, 2009 based upon the terms of the promissory note.

NOTE 9 – ADVANCES FROM SHAREHOLDER

Since the Company’s inception, Mr. Howell has advanced $231,700 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At March 31, 2010, the Company owes Mr. Howell the amount of $238,978 which includes accrued interest in the amount of $7,278.

Since the Company’s inception, Mr. Clemons has advanced $121,300 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At March 31, 2010, the Company owes Mr. Clemons the amount of $127,978 which includes accrued interest in the amount of $6,678.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $224,249 for the three months ended March 31, 2010 and has an accumulated deficit of $3,202,059 at March 31, 2010. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenues, Cost of Sales and Operating Expenses

The Company had revenues of $0 for the quarter ended March 31, 2010 as compared to $0 for the quarter ended March 31, 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $224,249 for the quarter ended March 31, 2010 as compared to $324,113 for the quarter ended March 31, 2009. The expenses in the third quarter of 2010 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of March 31, 2010 was $8,298.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended March 31, 2010, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 20, 2010 the company issued 1,714,286 shares of restricted common stock to Ron Howell as payment for consulting services performed during 2009.  The shares were valued at $.07 per share.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On January 20, 2010 the company issued 1,471,429 shares of restricted common stock to Eric Clemons as payment for consulting services performed during 2009.  The shares were valued at $.07 per share.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On November 25, 2009, the Company entered into an agreement with a shareholder of the Company.  Under terms of this agreement, the Company received $200,000 from this individual in exchange for the issuance of a promissory note in the principal amount of $200,000 and 200,000 shares of the Company’s common stock.  Under the terms of the promissory note, the Company is obligated to repay the principal amount of the note together with $20,000 interest on or before March 15, 2010.  The company is currently in default and in renegotiations regarding the note.

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

Dated: May 14, 2010	HST GLOBAL, INC.
(the registrant)

	By:	/s/ Ron Howell
Ron Howell
Chief Executive Officer