Form 10-Q/A
period 2010-03-31
HST Global, Inc.
filed 2010-08-18
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from           to

Commission file number 000-15303

                                HST GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                            73-1215433
(State or other jurisdiction of     (I. R. S. Employer Identification No.)
 incorporation or organization)

          150 Research Drive, Hampton, VA           23666
     (Address of principal executive offices)     (Zip Code)

Issuer's telephone number   757-766-6100

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

The number of shares of the registrant's common stock outstanding as of March 31, 2010 was 28,419,854 shares.

                               TABLE OF CONTENTS
                               -----------------


PART I      FINANCIAL INFORMATION                                   3

Item 1.     Financial Statements                                    3

            Condensed Consolidated Balance Sheets                   3

            Condensed Consolidated Statements of Operations
            and Comprehensive Income                                4

            Condensed Consolidated Statements of Cash Flows         5

            Notes to Condensed Consolidated Financial Statements    6

Item 2.     Management's Discussion & Analysis of Financial
            Condition and Results of operations                    10

Item 3.     Controls and Procedures                                12

PART II -   OTHER INFORMATION                                      13

Item 1.     Legal Proceedings                                      13

Item 2.     Unregistered Sales of Equity Securities
            and Use of Proceeds                                    13

Item 3.     Defaults Upon Senior Securities                        13

Item 4.     Submission of Matters to a Vote of
            Security Holders                                       13

Item 5.     Other Information                                      13

Item 6.     Exhibit                                                13

Signatures                                                         14

                         HST GLOBAL INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2010 AND DECEMBER 31, 2009

                                                   March 31,    December 31,
                                                     2010           2009
                                                  (Unaudited)
                                                 ------------  --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $     8,298   $       5,358
Property, plant and equipment, net of
accumulated depreciation                               1,218           1,461
                                                 ------------  --------------


TOTAL ASSETS                                     $     9,516   $       6,819
                                                 ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses            $   130,037   $     111,623
Accounts payable and accrued expenses -
related parties                                  $   341,910   $     476,778
Deposits - Shareholder                               200,000         200,000
Advances from Shareholder                            366,956         246,556
Note payable - related party                         300,000         300,000
                                                 ------------  --------------

Total Current Liabilities                        $ 1,338,902   $   1,334,957


STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
..001 par value; 1,000,000 shares issued and
none outstanding
Capital stock, $.001 par value; 100,000,000
shares authorized;
28,419,854 shares issued and outstanding at
March 31, 2010; 25,234,139 shares issued and
outstanding at December 31, 2009                      28,420          25,235
Additional paid-in capital                         1,844,252       1,624,437
Deficit accumulated during the
 development stage                                (3,202,059)     (2,977,810)
                                                 ------------  --------------

Total Stockholders' Equity (Deficiency)          $(1,329,387)  $  (1,328,138)
                                                 ------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                 $     9,516   $       6,819
                                                 ============  ==============

                           See the Accompanying Notes

                        HST GLOBAL, INC. AND SUBSIDIARY
                         (a Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
  FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO MARCH 31, 2010


                                         Three Months      Three Months         From Date of
                                            Ended             Ended         Inception (8/6/07) to
                                        March 31, 2010    March 31, 2009       March 31, 2010
                                         (Unaudited)       (Unaudited)           (Unaudited)
                                       ----------------  ----------------  -----------------------

REVENUES                               $             -   $             -   $                    -
COST OF SALES                                        -                 -   $                    -

GROSS PROFIT                           $             -   $             -   $                    -

OPERATING EXPENSES:
Selling and distribution expenses      $             -   $             -   $                    -
Salaries                                             -             9,692                  176,031
Consulting                                     120,000           205,731                1,712,948
General and administrative expenses             90,742           108,690                1,213,943
                                       ----------------  ----------------  -----------------------

TOTAL OPERATING EXPENSES               $       210,742   $       324,113   $            3,102,922
                                       ----------------  ----------------  -----------------------

NET (LOSS) FROM OPERATIONS             $      (210,742)  $      (324,113)  $           (3,102,922)
                                       ================  ================  =======================

OTHER EXPENSES:
Interest expense                       $        13,507   $             -   $               60,009
                                       ----------------  ----------------  -----------------------

TOTAL OTHER EXPENSES                   $        13,507   $             -   $               60,009
                                       ----------------  ----------------  -----------------------


NET (LOSS)                             $      (224,249)  $      (324,113)  $           (3,162,931)
                                       ================  ================  =======================

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON             $         (0.01)  $         (0.01)
                                       ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON                  28,419,854        24,932,720
                                       ================  ================

                           See the Accompanying Notes


                                         HST GLOBAL, INC. AND SUBSIDIARY
                                          (a Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
                  FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO MARCH 31, 2010

                                                       Three Months      Three Months     From Date of Inception
                                                          Ended             Ended          (August 6, 2007) to
                                                      March 31, 2010    March 31, 2009        March 31, 2010
                                                        (Unaudited)       (Unaudited)           (Unaudited)
                                                     ----------------  ----------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $      (224,249)  $      (324,113)  $            (3,162,931)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                    243               243                     1,699
Common stock issued for services                                   -                 -                   150,390
Changes in operations-assets and liabilities
net of acquisitions:
Accounts payable and accrued expenses                        106,545           141,794                   694,947
Note payable - related parties                                     -                 -                   100,000
                                                     ----------------  ----------------  ------------------------
Total Adjustments                                    $       106,788   $       142,037   $               947,036

Net Cash used in Operating Activities                $      (117,461)  $      (182,076)  $            (2,215,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                              -                 -                    (2,917)
Acquisition cost                                                   -                 -                         -
                                                     ----------------  ----------------  ------------------------

Net Cash used in Investing Activities                $             -   $             -   $                (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                 -           100,000                 1,226,750
Deposits from shareholders                                         -                 -                   450,000
Proceeds from notes payable - related parties                      -                                     200,000
Advances from shareholders                                   120,400            81,300                   366,956
Effect of merger adjustment                                        -                 -                   (16,596)
                                                     ----------------  ----------------  ------------------------

Net cash provided by financing activities                    120,400           181,300                 2,227,110

Net Increase (decrease) in cash                      $         2,939   $          (776)  $                 8,298
CASH AT BEGINNING PERIOD                             $         5,359   $          (776)  $                     -
                                                     ----------------  ----------------  ------------------------

CASH AT END OF PERIOD                                $         8,298   $             -   $                 8,298
                                                     ================  ================  ========================

Cash paid for interest                               $             -   $             -
                                                     ================  ================
Cash paid for taxes                                  $             -   $             -
                                                     ================  ================
Common stock issued for accrued expenses             $       223,000   $             -   $               223,000
                                                     ================  ================  ========================

                           See the Accompanying Notes

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

NOTE 6 - ACCOUNTS PAYABLE AND ACCURED EXPENSES - RELATED PARTIES

Accounts payable and accrued expenses consist of the following:

The Health Network, Inc.         $136,698
Ronald Howell                    $ 65,030
Eric Clemons                     $126,728
Accrued Interest - Note Payable  $ 31,636
                                 --------
                                 $341,910

Please see Notes 7 and 9 for further explanation of these liabilities.

NOTE 7 - SHAREHOLDER DEPOSITS

During July and August of 2009, the company received a total of $200,000 from an investor as a deposit for the purchase of common stock. This transaction has been reported as shareholder deposits on the company's financial statements.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

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

As of March 31, 2010, the Company had not issued the shares of common stock.
The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement. The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company's common stock on the date the agreement was executed by the Company. The Company has also accrued an additional $20,000 as interest owed at March 31, 2010 based upon the terms of the promissory note.

NOTE 9 - ADVANCES FROM SHAREHOLDER

Since the Company's inception, Mr. Howell has advanced $231,700 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At March 31, 2010, the Company owes Mr. Howell the amount of $238,978 which includes accrued interest in the amount of $7,278.

Since the Company's inception, Mr. Clemons has advanced $121,300 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At March 31, 2010, the Company owes Mr. Clemons the amount of $127,978 which includes accrued interest in the amount of $6,678.

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

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 9, 2010 which is the date that the financial statements were issued.


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended March 31, 2010 as compared to $0 for the quarter ended March 31, 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $224,249 for the quarter ended March 31, 2010 as compared to $324,113 for the quarter ended March 31, 2009. The expenses in the third quarter of 2010 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

In addition to the material weaknesses reported in the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009, the Certifying Officers have determined that a material weakness exists due to the delay in the Company's ability to have its Quarterly Financial Statements reviewed by its outside auditing firm. Until the Financial Statements can be so reviewed, they should not be relied upon by investors. The Financial Statements contained in this amendment have been reviewed by Madsen & Associates.

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


Dated: August 18, 2010        HST GLOBAL, INC.
                              (the registrant)

                              By: \s\ Ron Howell
                                  --------------
                              Ron Howell
                              Chief Executive Officer