Form 10-Q
period 2010-06-30
HST Global, Inc.
filed 2010-08-20
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

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

The number of shares of the registrant's common stock outstanding as of June 30, 2010 was 28,719,854 shares.

                               TABLE OF CONTENTS
                               -----------------

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


                         HST GLOBAL INC. AND SUBSIDIARY
                         (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2010 AND DECEMBER 31, 2009


                                                    June 30, 2010    December 31, 2009
                                                    (Unaudited)      (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $      (11,157)  $            5,358
Property, plant and equipment, net of
accumulated depreciation                                       975                1,461
                                                    ---------------  -------------------

TOTAL ASSETS                                        $      (10,183)  $            6,819
                                                    ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $      114,921   $          111,623
Accounts payable and accrued expenses -
related parties                                     $      444,229   $          476,778
Deposits - Shareholder                                     200,000              200,000
Advances from Shareholder                                  462,956              246,556
Note payable - related party                               300,000              300,000
                                                    ---------------  -------------------

Total Current Liabilities                           $    1,522,105   $        1,334,957


STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock; 5,000,000 shares authorized;
..001 par value; 1,000,000 shares issued and
none outstanding
Capital stock, $.001 par value; 100,000,000
shares authorized;
28,719,854 shares issued and outstanding at
March 31, 2010; 25,234,139 shares issued and
outstanding at December 31, 2009                            28,720               25,235
Additional paid-in capital                               1,951,952            1,624,437
Deficit accumulated during the development stage        (3,512,960)          (2,977,810)
                                                    ---------------  -------------------

Total Stockholders' Equity (Deficiency)             $   (1,532,288)  $       (1,328,138)
                                                    ---------------  -------------------


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                    $      (10,183)  $            6,819
                                                    ===============  ===================


                                                HST GLOBAL, INC. AND SUBSIDIARIES
                                           (Formerly Health Source Technologies, Inc.)
                                                  (a Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND
                           FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO JUNE 30, 2010
                                                           (Unaudited)


                                       Three Months     Three Months     Six Months       Six Months       From Date of
                                       Ended            Ended            Ended            Ended            Inception (8/6/07) to
                                       June 30, 2010    June 30, 2009    June 30, 2010    June 30, 2009    June 30, 2010


REVENUES                               $            -   $            -   $            -   $            -   $                    -
COST OF SALES                                       -                -                -                -                        -

GROSS PROFIT                           $            -   $            -   $            -   $            -   $                    -

OPERATING EXPENSES:
Salaries                               $            -   $        8,308   $            -   $       18,000   $              176,031
Consulting                                    159,052          216,250          279,052          421,981                1,872,000
General and administrative expenses           151,849          132,185          242,592          240,875                1,365,793
                                       ---------------  ---------------  ---------------  ---------------  -----------------------

TOTAL OPERATING EXPENSES               $      310,901   $      356,743   $      521,644   $      680,856   $            3,413,824

NET (LOSS) FROM OPERATIONS             $     (310,901)  $     (356,743)  $     (521,644)  $     (680,856)  $           (3,413,824)
                                       ===============  ===============  ===============  ===============  =======================

OTHER EXPENSES:
Interest expense                       $            -   $            -   $       13,507   $            -   $               60,009
                                       ---------------  ---------------  ---------------  ---------------  -----------------------

TOTAL OTHER EXPENSES                   $            -   $            -   $       13,507   $            -   $               60,009
                                       ---------------  ---------------  ---------------  ---------------  -----------------------


NET (LOSS)                             $     (310,901)  $     (356,743)  $     (535,151)  $     (680,856)  $           (3,473,833)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON             $        (0.01)  $        (0.01)  $        (0.02)  $        (0.03)
                                       ===============  ===============  ===============  ===============


WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON                 28,669,853       25,032,498       28,544,854       24,982,609
                                       ===============  ===============  ===============  ===============


                                         HST GLOBAL, INC. AND SUBSIDIARY
                                          (a Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND
                   FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO JUNE 30, 2010

                                                       Six Months       Six Months       From Date of Inception
                                                       Ended            Ended            (August 6, 2007) to
                                                       June 30, 2010    June 30, 2009    June 30, 2010

                                                       (Unaudited)      (Unaudited)      (Unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $     (535,151)  $     (680,856)  $            (3,473,833)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                   486              486                     1,942
  Common stock issued for services                            108,000            6,250                   258,390
  Changes in operations-assets and liabilities
  net of acquisitions:
  Accounts payable and accrued expenses                       193,749          342,688                   782,151
  Note payable - related parties                                    -                -                   100,000

  Total Adjustments                                    $      302,235   $      349,424   $             1,142,483

  Net Cash used in Operating Activities                $     (232,916)  $     (331,432)  $            (2,331,350)

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                             -                -                    (2,917)
  Acquisition cost                                                  -                -                         -
                                                       ---------------  ---------------  ------------------------

  Net Cash used in Investing Activities                $            -   $            -   $                (2,917)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                -          176,250                 1,226,750
  Deposits from shareholders                                        -                -                   450,000
  Proceeds from notes payable - related parties                     -                                    200,000
  Advances from shareholders                                  216,400          156,800                   462,956
  Effect of merger adjustment                                       -                -                   (16,596)
                                                       ---------------  ---------------  ------------------------

  Net cash provided by financing activities                   216,400          333,050                 2,323,110

  Net Increase (decrease) in cash                      $      (16,516)  $        1,618   $               (11,157)

  CASH AT BEGINNING PERIOD                             $        5,359   $         (776)  $                     -
                                                       ---------------  ---------------  ------------------------

  CASH AT END OF PERIOD                                $      (11,157)  $        2,394   $               (11,157)
                                                       ===============  ===============  ========================


  Cash paid for interest                               $            -   $            -
                                                       ===============  ===============

  Cash paid for taxes                                  $            -   $            -
                                                       ===============  ===============


  Common stock issued for services                     $      108,000   $            -                    108000

  Common stock issued for accrued services             $      223,000   $            -                    223000

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2009. These annual financial statements should be read in conjunction with that report.

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

The Company has received $1,049,000 from various persons and companies as deposits that were being held by the company in the anticipation of fulfilling a common stock subscription agreement. On August 20, 2008 the Company issued 839,200 shares of its common stock at a purchase price of $1.25 per share. Also, on August 16, 2008 the company issued 15,000 shares of common stock in exchange for legal services rendered to the company. The shares were valued at $9.50 per share which was the trading price of the shares on the date the shares were issued.

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

On April 23, 2010 the company issued 150,000 shares of common stock in exchange for legal services rendered to the company. These shares were registered on Form S-8 filed April 15, 2010. The shares were valued at $.35 per share.

On May 20, 2010 the company issued 150,000 shares of common stock in exchange for legal services rendered to the company. These shares were registered on Form S-8 filed May 7, 2010. The shares were valued at $.35 per share.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

Accounts payable and accrued expenses consist of the following:

The Health Network, Inc.         $188,592
Ronald Howell                    $ 98,909
Eric Clemons                     $156,728
                                 --------
                                 $444,229

Accrued Interest - Note Payable  $ 46,000
                                 --------
                                 $490,229

Please see Notes 8 and 9 for further explanation of these liabilities.

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

As of June 30, 2010, the Company had not issued the shares of common stock. The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement. The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company's common stock on the date the agreement was executed by the Company. The Company has also accrued an additional $20,000 as interest owed at March 31, 2010 based upon the terms of the promissory note.

NOTE 9 - ADVANCES FROM SHAREHOLDER

Since the Company's inception, Mr. Howell has advanced $327,700 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At March 31, 2010, the Company owes Mr. Howell the amount of $334,978 which includes accrued interest in the amount of $7,278.

Since the Company's inception, Mr. Clemons has advanced $121,300 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At March 31, 2010, the Company owes Mr. Clemons the amount of $127,978 which includes accrued interest in the amount of $6,678.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $535,151 for the six months ended June 30, 2010 and has an accumulated deficit of $3,512,960 at June 30, 2010. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 20, 2010 which is the date that the financial statements were issued.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in (1) the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as amended (which is
incorporated herein by this reference).   As used in this report, the terms
"Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended June, 2010 as compared to $0 for the quarter ended June 30, 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $310,901 for the quarter ended June 30, 2010 as compared to $356,743 for the quarter ended June 30, 2009. The expenses in the third quarter of 2010 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended June 30, 2010 as compared to $0 for the quarter ended June 30, 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $421,644 for the six months ended June 30, 2010 as compared to $680,856 for the six months ended June 30, 2009. The expenses in the first six months of 20010 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of June 30, 2010 was $(11,157).

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2010, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: August 20, 2010        HST GLOBAL, INC.
                              (the registrant)

                              By: \s\ Ron Howell
                                ----------------
                              Ron Howell
                              Chief Executive Officer