Form 10-Q
period 2010-09-30
HST Global, Inc.
filed 2010-11-19
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 CITYPLACEWASHINGTON, STATED.C. POSTALCODE20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

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

The number of shares of the registrant's common stock outstanding as of September 30, 2010 was 28,719,854 shares.

                               TABLE OF CONTENTS
                               -----------------

PART I -   FINANCIAL INFORMATION                                               3

Item 1.    Financial Statements                                                3

           Condensed Consolidated Balance Sheets                               3

           Condensed Consolidated Statements of Operations and Comprehensive
           Income                                                              4

           Condensed Consolidated Statements of Cash Flows                     5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion & Analysis of Financial Condition
           and Results of operations                                          12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         13

Item 4.    Controls and Procedures                                            13

PART II -  OTHER INFORMATION                                                  14

Item 1.    Legal Proceedings                                                  14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.    Defaults Upon Senior Securities                                    14

Item 4.    (Removed and Reserved)                                             14

Item 5.    Other Information                                                  14

Item 6.    Exhibit                                                            14

Signatures                                                                    15

                        HST GLOBAL INC. AND SUBSIDIARIES
                         (a Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                       2010            2009
                                                   (Unaudited)      (Audited)
                                                 ---------------  --------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $      (11,679)  $       5,358
 Property, plant and equipment, net of
   accumulated depreciation                                 732           1,461
                                                 ---------------  --------------

TOTAL ASSETS                                     $      (10,947)  $       6,819

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $      117,293   $     111,623
 Accounts payable and accrued expenses
   - related parties                             $      533,138   $     476,778
 Deposits - Shareholder                                 200,000         200,000
 Advances from Shareholder                              526,492         246,556
 Note payable - related party                           300,000         300,000
                                                 ---------------  --------------

Total Current Liabilities                        $    1,676,923   $   1,334,957


STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock; 5,000,000 shares authorized;
   $.001 par value; 1,000,000 shares issued
   and none outstanding                                       -               -
 Capital stock, $.001 par value; 100,000,000
   shares authorized; 28,719,854 shares issued
   and outstanding at September 30, 2010;
   25,234,139 shares issued and outstanding
   at December 31, 2009                                  28,720          25,235
 Additional paid-in capital                           1,951,952       1,624,437
 Deficit accumulated during the development
   stage                                             (3,668,542)     (2,977,810)
                                                 ---------------  --------------

Total Stockholders' Equity (Deficiency)          $   (1,687,870)  $  (1,328,138)
                                                 ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY/(DEFICIT)                              $      (10,947)  $       6,819
                                                 ===============  ==============

    The Accompanying Notes are an Integral Part of these Financial Statement

                                              HST GLOBAL, INC. AND SUBSIDIARIES
                                                (a Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009AND
                       FOR THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO SEPTEMBER 30, 2010
                                                         (Unaudited)
                                        Three Months     Three Months     Nine Months      Nine Months        From Date of
                                           Ended            Ended            Ended            Ended         Inception (8/6/07)
                                        September 30,    September 30,    September 30,    September 30,     to September 30,
                                            2010             2009             2010             2009                 2010
                                       ---------------  ---------------  ---------------  ---------------  -------------------

REVENUES                               $            -   $            -   $            -   $            -   $                -
Cost Of Sales                                       -                -                -                -                    -
                                       ---------------  ---------------  ---------------  ---------------  -------------------
Gross Profit                                        -                -                -                -                    -

OPERATING EXPENSES:
Salaries                                            -           20,308                -           38,308              176,031
Consulting                                     70,000          155,640          349,052          577,621            1,942,000
General and administrative expenses            85,582          141,064          328,173          381,939            1,451,374
                                       ---------------  ---------------  ---------------  ---------------  -------------------
Total Operating Expenses                      155,582          317,012          677,225          997,868            3,569,405
                                       ---------------  ---------------  ---------------  ---------------  -------------------
NET (LOSS) FROM OPERATIONS                   (155,582)        (317,012)        (677,225)        (997,868)          (3,569,405)

OTHER EXPENSES:
Interest expense                                    -                -           13,507                -               60,009
                                       ---------------  ---------------  ---------------  ---------------  -------------------
Total Other Expenses                                -                -           13,507                -               60,009
                                       ---------------  ---------------  ---------------  ---------------  -------------------

NET (LOSS)                             $     (155,582)  $     (317,012)  $     (690,732)  $     (997,868)  $       (3,629,414)
                                       ===============  ===============  ===============  ===============  ===================

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON             $        (0.01)  $        (0.01)  $        (0.02)  $        (0.04)
                                       ===============  ===============  ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON                 28,719,854       25,234,053       28,603,187       25,073,831
                                       ===============  ===============  ===============  ===============

                          The Accompanying Notes are an Integral Part of these Financial Statements

                                                      Page 4

                                  HST GLOBAL, INC. AND SUBSIDIARIES
                                    (a Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND
             THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO SEPTEMBER 30, 2010
                                             (unaudited)
                                              Nine Months      Nine Months     From Date of Inception
                                                 Ended            Ended         (August 6, 2007) to
                                             September 30,    September 30,        September 30,
                                                  2010             2009                 2010
                                            ---------------  ---------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $     (690,732)  $     (997,868)  $            (3,629,414)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation and amortization                         729              729                     2,185
 Common stock issued for services                  108,000            7,890                   258,390
 Changes in operations-assets and
   liabilities net of acquisitions:
 Accounts payable and accrued expenses             285,030          377,989                   873,431
 Note payable - related parties                          -                -                   100,000
                                            ---------------  ---------------  ------------------------
Net Cash used in Operating Activities             (296,973)        (611,259)               (2,395,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                   -                -                    (2,917)
                                            ---------------  ---------------  ------------------------
Net Cash used in Investing Activities                    -                -                    (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                      -          176,250                 1,226,750
 Deposits from shareholders                              -          200,000                   450,000
 Proceeds from notes payable
   - related parties                                     -                -                   200,000
 Advances from shareholders                        279,936          232,600                   526,492
 Effect of merger adjustment                             -                -                   (16,596)
 Proceeds from loans                                     -                -                         -
                                            ---------------  ---------------  ------------------------
Net cash provided by financing activities          279,936          608,850                 2,386,646
                                            ---------------  ---------------  ------------------------

Net Increase (decrease) in cash                    (17,037)          (2,409)                  (11,679)

CASH AT BEGINNING PERIOD                             5,358              776                         -
                                            ---------------  ---------------  ------------------------

CASH AT END OF PERIOD                       $      (11,679)  $       (1,633)  $               (11,679)
                                            ===============  ===============  ========================

Cash paid for interest                      $            -   $            -
                                            ===============  ===============

Cash paid for taxes                         $            -   $            -
                                            ===============  ===============

Common stock issued for services            $      108,000   $            -   $               108,000

Common stock issued for accrued services    $      223,000   $            -   $               223,000

              The Accompanying Notes are an Integral Part of these Financial Statements

                                           Page 5

                       HST GLOBAL, INC. AND SUBSIDIARIES
                  (FORMERLY HEALTH SOURCE TECHNOLOGIES, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2009. These annual financial statements should be read in conjunction with that report.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the period presented.

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

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

Accounts payable and accrued expenses consist of the following:

       The Health Network, Inc.         $233,994
       Ronald Howell                    $132,416

       Eric Clemons                     $166,728
                                        --------

                                        $533,138

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

NOTE 9 - ADVANCES FROM SHAREHOLDER

Since the Company's inception, Mr. Howell has advanced $388,200 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At September 30, 2010, the Company owes Mr. Howell the amount of $395,478 which includes accrued interest in the amount of $7,278.

Since the Company's inception, Mr. Clemons has advanced $124,336 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At September 30, 2010, the Company owes Mr. Clemons the amount of $131,014 which includes accrued interest in the amount of $6,678.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $690,732 for the nine months ended September 30, 2010 and has an accumulated deficit of $3,668,542 at September 30, 2010. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 15, 2010 which is the date that the financial statements were issued.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended September 30, 2010 as compared to $0 for the quarter ended September 30, 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $155,582 for the quarter ended September 30, 2010 as compared to $317,012 for the quarter ended September 30, 2009. The expenses in the third quarter of 2010 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the nine months ended September 30, 2010 as compared to $0 for the nine months ended June 30, 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $690,733 for the nine months ended September 30, 2010 as compared to $997,868 for the nine months ended September 30, 2009. The expenses in the first nine months of 2010 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of September 30, 2010 was $(11,679).
The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended September 30, 2010, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

ITEM 4 - (Removed and Reserved)

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


Dated: November 19, 2010           HST GLOBAL, INC.
                                   (the registrant)

                                   By: \s\ Ron Howell
                                     ----------------
                                   Ron Howell
                                   Chief Executive Officer