Form 10-K
period 2010-12-31
HST Global, Inc.
filed 2011-05-13
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2010
                              --------------------------------------------------

Commission file number        000-15303
                              --------------------------------------------------

                                HST Global, Inc.
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEVADA                         73-1215433
--------------------------------------------------------------------------------
      (STATE OR OTHER JURISDICTION     (IRS EMPLOYER IDENTIFICATION NO.)
            OF INCORPORATION)

                     150 Research Drive, Hampton, VA 23666
--------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

Registrant's telephone number, including area code:  757-766-6100
                                                     ---------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         [ ] Yes   [x] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010 was $24,998,387.

The number of shares of the registrant's common stock outstanding as of May 13, 2011 was 28,719,854 shares.

                                HST GLOBAL, INC.
                               TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                     4
Item 1.   Business                                                             4
Item 1A.  Risk Factors                                                         6
Item 1B.  Unresolved Staff Comments                                            6
Item 2.   Properties                                                           6
Item 3.   Legal Proceedings                                                    7
Item 4.   [Removed and Reserved]                                               7

                                    PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                    7
Item 6.   Selected Financial Data                                             10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          11
Item 8.   Financial Statements and Supplementary Data                         11
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 25
Item 9A.  Controls and Procedures                                             25
Item 9B.  Other Information                                                   26


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  26
Item 11.  Executive Compensation                                              28
Item 12.  Security Ownership of Certain Beneficial Owners and Management      32
Item 13.  Certain Relationships and Related Transactions                      32
Item 14.  Principal Accounting Fees and Services                              33


PART IV

Item 15.  Exhibits and Financial Statement Schedules                          33
Signatures                                                                    34

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

                                     PART I
ITEM 1. BUSINESS

A. BUSINESS DEVELOPMENT

The continual evolution in the discovery of new "cutting edge" ingredients and the development in understanding the manner in which they can impact overall heath serve as a reminder to emerging technologies and gateways for treating an individual's challenges with regard to their personal health. The executive team of HST continues to enjoy an unusual position of visibility with organizations involved in developing many of these new products and technologies. Consequently, the year ending December 31, 2010 has positioned the company to investigate some of these emerging technologies for acquisition and/or potential Joint Venture Agreements.

A confluence of opportunity, some old, some new, is pushing us to consider using these new technologies and developing new channels of distribution both within the structure of our original clinics and additionally through physician networks.

B. FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10-K.

C. BUSINESS OF THE COMPANY

COMPANY OVERVIEW

HST Global, Inc. is an Integrated Health and Wellness company that is developing and/or acquiring a network of Wellness Centers worldwide that are primarily focused on the homeopathic and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of late stage cancer. In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer. The development of new and emerging technologies will broaden the company's direction and incorporate products that are associated with the biotechnology industry. They will strengthen the company's relationship with its targeted clinical partners and broaden the channels of distribution currently available to the company.

The company has identified the growing acceptance of alternative cancer treatments worldwide which has placed us in a perfect position to open our own brand of Cancer Treatment Centers. This strategy will enable the company to address the challenges individuals face in the treatment of cancer in the later stages.

The Company has been challenged in the execution of its intention to open Cancer Centers that were originally targeted to be opened this year. Our inability to raise sufficient money coupled with the down turn in the economy of 2010 has delayed opening new locations.

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

Due to the change in the perception of homeopathic treatments for cancer and other life threatening illnesses, the company has developed a strategy of opening a chain of Wellness Centers worldwide. It is the company's intention to open its first clinic during the fourth quarter of 2011. After an initial one year ramp-up period, anticipated annual gross revenues for each individual clinic should be approximately between 8 and 10 million dollars per year.

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

REPORT BY THE SCIENTIFIC ADVISORY BOARD

The following summarizes the findings of our Scientific Advisory Board with respect to the ongoing clinical trials:

The purpose of the pre-clinical outcome-based study in Stage IV adult cancers is to study efficacy and safety issues. All patients coming to the clinic are given the following choices:

1. Conventional chemotherapy, either first, second or third line, as appropriate to the patient's prior history;
2. Conventional chemotherapy, either standard or low-dose fractionated, with proprietary immune therapies;
3. Conventional dose or low-dose fractionated chemotherapy with other complimentary products;
4. Insulin Potentiated Therapy using standard chemotherapy with other complimentary therapies, and
5.     Any of the above plus hormonal therapies.

The advantages of the pre-clinical studies are to show efficacy and safety, and freedom from adverse toxicities and adverse side-effects. The ongoing conclusion of the studies are that there is a novel, homeopathic, immune boosting therapy that when used alone in cancer, is showing an overall high response rate.

OTHER MATTERS

EMPLOYEES
---------

HST Global, Inc. and Health Source Technologies, Inc., our wholly owned subsidiary, have a total of one full and one part time employees and one consultant who devote a significant portion of their time to the Company. We believe our relationship with our employees is good.

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

ITEM 3. LEGAL PROCEEDINGS

The Company had entered to certain loan agreements as referenced in Note 7 of the Financial Statements for the Year Ended December 31, 2010. Facts have come to the Company's attention that causes the Company to believe that the debts have been extinguished. However, the Company cannot offer any assurance that the holders of the debt will not seek to enforce rights that the holders believe they may have under the respective agreements.

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

                                      High  Low
     Fiscal 2009
        First Quarter                 3.13  0.80
        Second Quarter                2.25  0.80
        Third Quarter                 1.12  0.15
        Fourth Quarter                0.33  0.07

     Fiscal 2010
        First Quarter                 0.46  0.19
        Second Quarter                0.55  0.20
        Third Quarter                 0.27  0.14
        Fourth Quarter                0.18  0.03

As of December 31, 2010, the Company had 100,000,000 shares of common stock authorized with 28,719,854, issued and outstanding. The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

PENNY STOCK REGULATIONS

Our common stock is quoted in United States markets on the OTC BB under the symbol "HSTC.OB." The sale price of our common stock has been reported as low as $.03 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

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

NUMBER OF SHARES OUTSTANDING

As of December 31, 2010, the Company had 100,000,000 shares of common stock authorized with 28,719,854 issued and outstanding and 9,951,329 freely tradable shares in the public float. These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with 1,000,000 shares issued and none outstanding.

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

On April 23, 2010 the Company issued 150,000 shares of common stock in exchange for services rendered to the Company. The shares were valued at $.50 per share which was the trading price of the shares on the date the shares were issued.

On May 20, 2010 the Company issued 150,000 shares of common stock in exchange for services rendered to the Company. The shares were valued at $.22 per share which was the trading price of the shares on the date the shares were issued.

On February 2, 2011 the Company issued 1,000,000 shares of common stock to Ronald Howell as payment for consulting services performed during 2010. The shares were valued at $.04 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 2, 2011 the Company issued 7,000,000 shares of common stock in exchange for debt owed during 2010. The shares were valued at $.04 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2010, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

OVERVIEW

HST Global, Inc. is an Integrated Health and Wellness Biotechnology company that is developing and /or acquiring a network of Wellness Centers worldwide that are primarily focused on the homeopathic and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of individual health challenges. In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing.

The company has identified the growing acceptance of alternative treatments worldwide which has placed us in a perfect position to open our own brand of Treatment Centers. This strategy will enable the company to address the challenges individuals face in the treatment challenging and in some cases life threatening diseases.

PLAN OF OPERATION

General and administrative expenses consist primarily of salaries and related personnel costs, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

We have never been profitable and do not anticipate having net income unless and until we develop and/or acquire our wellness centers and/or develop new channels of distribution. With respect to our current activities, this is not likely to occur until we obtain significant additional funding. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain, or complete additional corporate partnering or acquisition transactions.

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

RESULTS OF OPERATIONS

Revenues, cost of sales and operating expenses
----------------------------------------------

The Company had revenues of $0 for the year ended December 2010 as compared to $0 for the year ended December 2009. The costs of sales for the same period were $0 in 2010 as compared to $0 for 2009. The Company incurred expenses of $847,850 for the year ended December 2010. The expenses in 2010 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Gain on discontinued operations
-------------------------------

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements arise principally due to our expenses in beginning our operations and our plan to open up a Wellness Center in 2011. Our cash balance as of December 31, 2010 was $560.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Description                                                                 Page
--------------------------------------------------------------------------  ----

Report of Independent Registered Public Accounting Firm                     F-12

Consolidated Balance Sheets                                                 F-13

Consolidated Statements of Operations                                       F-14

Consolidated Statements of Changes in Shareholders' Interest                F-15

Consolidated Statements of Cash Flows                                       F-17

Notes to Consolidated Financial Statements                                  F-18

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of HST Global, Inc. and Subsidiary
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of HST Global, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from the date of inception on August 7, 2007 to December 31, 2010. HST Global Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HST Global, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the date of inception on August 7, 2007 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MADSEN & ASSOCIATES CPA'S, INC.
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
May 12, 2011

                                HST GLOBAL, INC.
                         (a Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,  December 31,
                                                         2010          2009
                                                     ------------  ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $       560   $     5,358
  Property, plant and equipment, net of
    accumulated depreciation                                 488         1,461
                                                     ------------  ------------

TOTAL ASSETS                                         $     1,049   $     6,819
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $    65,300   $   111,623
  Accounts payable and accrued expenses -
    related parties                                      614,996       445,142
  Shareholder Deposits                                   200,000       200,000
  Advances from Shareholder                              569,741       246,556
  Notes payable - related parties                        396,000       331,636
                                                     ------------  ------------

Total Current Liabilities                            $ 1,846,037   $ 1,334,957

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock; 5,000,000 shares authorized;
    $.001 par value; 1,000,000 shares issued and
    none outstanding
  Capital stock, $.001 par value; 100,000,000
    shares authorized; 28,719,854 shares
    issued and outstanding at December 31, 2010;
    25,234,139 shares issued and outstanding
    at December 31, 2009                                  28,720        25,235
  Additional paid-in capital                           1,951,952     1,624,437
  Deficit accumulated during the development stage    (3,825,660)   (2,977,810)
                                                     ------------  ------------

Total Stockholders' Equity (Deficiency)              $(1,844,988)  $(1,328,138)
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY/(DEFICIT)  $     1,049   $     6,819
                                                     ============  ============

                        Please see the Accompanying Note



                                            HST GLOBAL, INC.
                                      (a Development Stage Company)
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                   For the years ended December 31, 2010 and 2009, and for the period from the date of inception (august 6, 2007) to December 31, 2010

                                                                                 From Date of Inception
                                            Year Ended           Year Ended        (August 6, 2007) to
                                        December 31, 2010    December 31, 2009      December 31, 2010
                                       -------------------  -------------------  ------------------------

REVENUES                               $                -   $                -   $                     -

OPERATING EXPENSES:
Salaries                                                -               73,385                   176,031
Consulting                                        369,052              757,621                 1,962,000
General and administrative expenses               382,928              485,104                 1,506,129
                                       -------------------  -------------------  ------------------------

TOTAL OPERATING EXPENSES                          751,980            1,316,110                 3,644,160
                                       -------------------  -------------------  ------------------------

NET (LOSS) FROM OPERATIONS                       (751,980)          (1,316,110)               (3,644,160)

OTHER EXPENSES
Interest expense                                   95,870               46,502                   142,372

TOTAL OTHER EXPENSES                               95,870               46,502                   142,372
                                       -------------------  -------------------  ------------------------

NET (LOSS)                             $         (847,850)  $       (1,362,612)  $             3,786,532)
                                       ===================  ===================  ========================

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON             $            (0.03)  $            (0.05)
                                       ===================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED - COMMON                     28,632,354           25,113,894
                                       ===================  ===================

                                    Please see the Accompanying Notes

                                                        HST GLOBAL, INC.
                                                  (a Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                           Accum-
                                                                                                           ulated
                                                                                                            Other        Net
                                      Preferred Stock        Common Stock      Additional                  Compre-   Stockholders'
                                     ------------------  --------------------    Paid-In    Accumulated    hensive      Equity
                                     Shares    Amount     Shares      Amount     Capital      (Deficit)     (Loss)   (Deficiency)
                                     -------  ---------  ----------  --------  -----------  ------------  ---------  ------------

Balance October 2, 2007 (inception)        0  $       -           0  $      -  $         -  $         -   $       -  $         -
Issuance of common stock
   for cash - October 2, 2007                                 1,500     1,500                                              1,500
  Net (Loss)                                                                                    (62,737)                 (62,737)
                                     -------  ---------  ----------  --------  -----------  ------------  ---------  ------------
Balance - December 31, 2007                                   1,500     1,500                   (62,737)                 (61,237)

Recapitalization - reverse
  acquisition                                            24,030,353    22,533                   (39,128)                 (16,595)
Issuance of common stock for cash
  at $1.25 per share, August 2008                           839,200       839    1,048,161                             1,049,000
Issuance of common stock for
  services valued at $9.50 per
  share, August 2008                                         15,000        15      142,485                               142,500
  Net (loss) for period                                                                      (1,513,333)              (1,513,333)
                                     -------  ---------  ----------  --------  -----------  ------------  ---------  ------------
Balances - December 31, 2008               -          -  24,886,053    26,387    1,190,646   (1,677,935)          -     (460,902)

Issuance of common stock for
  cash at $1.25 per share                                   141,086       317      175,933                               176,250
Issurance of common stock for
  stockholder
deposits at $1.25 per share                                 200,000        25      249,975                               250,000
Inssuance of common stock for
  services at $1.25 per share                                 5,000         5        6,245                                 6,250
Inssuance of common stock for
  services at $.82 per share                                  2,000         2        1,638                                 1,640
  Net (loss) for period                                                                      (1,362,612)              (1,362,612)
                                     -------  ---------  ----------  --------  -----------  ------------  ---------  ------------
Balance-December 31, 2009                  0  $       -  25,234,139  $ 27,590  $ 2,815,083  $(2,977,810)  $       -  $(1,328,138)
                                     =======  =========  ==========  ========  ===========  ============  =========  ============


                                                        HST GLOBAL, INC.
                                                  (a Development Stage Company)
                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Cont'd)
                                                                                                           Accum-
                                                                                                           ulated
                                                                                                            Other        Net
                                      Preferred Stock        Common Stock      Additional                  Compre-   Stockholders'
                                     ------------------  --------------------    Paid-In    Accumulated    hensive      Equity
                                     Shares    Amount     Shares      Amount     Capital      (Deficit)     (Loss)   (Deficiency)
                                     -------  ---------  ----------  --------  -----------  ------------  ---------  ------------

Insurrance of common stock for                            3,185,715  $  3,184  $   219,816                           $   223,000
  payment of accrued expenses
   at $.07 per share-1/10

Insurrance of common stock for
  payment of accrued expenses
  at $.50 per share-4/10                                    150,000  $    150  $    74,850                                75,000

Insurrance of common stock for
  payment of accrued expenses
  at $.22 per share-5/10                                    150,000  $    150  $    32,849                           $    33,000

Net (loss) for period                                                                       $  (847,850)             $  (847,850)
                                     -------  ---------  ----------  --------  -----------  ------------  ---------  ------------
Balance - December 31, 2010                              28,719,854  $ 28,720  $ 1,951,952  $(3,825,660)             $(1,844,988)

                                                Please see the Accompanying Notes

                                               HST GLOBAL, INC.
                                         (a Development Stage Company)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the years ended December 31, 2010 and 2009, and for the period from the date of inception (august 6, 2007) to December 31, 2010
                                                                                           From Date of Inception
                                                          Year Ended       December 31,     (August 6, 2007) to
                                                             2010              2009          December 31, 2010
                                                         ------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  (847,850)  $       (1,362,612)  $       (3,780,047)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                                    972                  972                2,428
Common stock issued for services                                                    7,890              150,390
Changes in operating-assets and liabilities,
net of acquisitions:
Note payable - related parties                                64,364                                   196,000
Accrued payable and accrued expenses - related parties       500,854              425,914              939,521
Accounts payable and accrued expenses                        (46,323)             111,623               65,300
                                                         ------------  -------------------  -------------------
Net Cash used in Operating Activities                    $  (327,983)  $         (816,213)  $       (2,426,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                              -                    -               (2,917)
                                                         ------------  -------------------  -------------------
Net Cash used in Investing Activities                              -                    -               (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                176,250            1,226,750
Deposits from shareholder                                                         200,000              450,000
Proceeds from notes payable - related parties                                     200,000              200,000
Advances from shareholder                                    323,185              244,546              569,731
Effect of merger adjustment                                        -                    -              (16,596)
                                                         ------------  -------------------  -------------------
Net cash provided by financing activities                    323,185              820,796            2,429,885

Net Increase (decrease) in cash                               (4,798)               4,583                  560
CASH AT BEGINNING OF PERIOD                                    5,358                  775                    -
                                                         ------------  -------------------  -------------------

CASH AT END OF PERIOD                                    $       560   $            5,358   $              560
                                                         ============  ===================  ===================

Cash paid for interest                                   $         -   $                -
                                                         ============  ===================
Cash paid for taxes                                      $         -   $                -
                                                         ============  ===================

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services                         $         -   $            7,890   $          150,390
Common stock issued for payment of accrued expenses      $   331,000   $                -   $          331,000
Common stock issued for deposits                         $         -   $          250,000   $          250,000

                                       Please see the Accompanying Notes

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

HST Global, Inc. is an integrated Health and Wellness Biotechnology company that is developing and/or acquiring a network of Wellness Centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer and other life threatening diseases. In addition, the Company intends to acquire innovative products for the treatment of life threatening diseases. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer and/or life threatening diseases.


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

RECLASSIFICATIONS

The Company has made certain reclassifications in the balance sheet from the prior year to make the financial statements consistent with the current year balances

NOTE 3 - REVERSE MERGER, ACQUISITION AND BUSINESS DISPOSAL

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


NOTE 4 - STOCKHOLDERS EQUITY

The Company completed a business combination with Health Source Technologies Inc. on May 9, 2008 (see Note 3). In conjunction with this acquisition the Board of Directors approved a 25 for 1 reverse split of the Company's common stock. Prior to the acquisition the Company had 30,039,203 shares of common stock outstanding. The issuance of the 66,000,000 new shares of common stock to facilitate the business combination gave the company a total of 96,039,203 shares outstanding immediately before the stock split. After the stock split there were 4,041,568 shares outstanding. In addition, the post-acquisition equity structure was to reflect a 95% ownership by the shareholders of Health Source Technologies, Inc. In order to facilitate this structure, an additional 99,744,800 pre-split shares were issued and delivered to HST shareholders once sufficient authorized capital was available. On December 31, 2008, 3,989,792 post split shares were issued. On December 31, 2008, 3,989,792 post split shares were issued to Ron Howell, an officer and shareholder of the Company and Eric Clemons, a shareholder of the Company to complete the terms of the acquisition agreement. These shares have been retroactively reported in the financial statements as being issued in conjunction with the acquisition that occurred on May 5, 2008.

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

On April 23, 2010 the Company issued 150,000 shares of common stock in exchange for services rendered to the Company. The shares were valued at $.50 per share which was the trading price of the Shares on the date the shares were issued.

On May 20, 2010 the Company issued 150,000 shares of common stock in exchange for services rendered to the Company. The shares were valued at $.22 per share which was the trading price of the shares on the date the shares were issued.

On February 2, 2011 the Company issued 1,000,000 shares of common stock to Ronald Howell as payment for consulting services performed during 2010. The shares were valued at $.04 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 2, 2011 the Company issued 7,000,000 shares of common stock in exchange for debt owed during 2010. The shares were valued at $.04 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.


NOTE 5 - ACCOUNTS PAYABLE AND ACCURED EXPENSES - RELATED PARTIES

Accounts payable and accrued expenses consist of the following at December 31, 2010 and 2009.

                                  12/31/10   12/31/09
                                 ---------  ---------
       The Health Network, Inc.  $ 284,498  $  94,073
       Ronald Howell               163,770    155,030
       Eric Clemons                166,728    191,039
                                 ---------  ---------
       Total                     $ 614,996  $ 445,142
                                 =========  =========

Please see Notes 6 and 8 for further explanation of these liabilities.


NOTE 6 - SHAREHOLDER DEPOSITS

During July and August of 2009, the company received a total of $200,000 from an investor as a deposit for the purchase of common stock. This transaction has been reported as shareholder deposits on the company's financial statements.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

In connection with the reverse acquisition described in note 3 to the financial statements, the Company agreed to pay the former shareholders of the target company the sum of $100,000. This note does carry an interest amount and is repayable upon demand by the holder of the note. Although the note does not carry a stated interest rate, there is a provision that the Company would owe an additional $50,000 if the note was note paid by a certain date or upon demand by the holder of the note. The Company did not repay the note by the due date and has accrued an additional $50,000 owed under the terms of the note. Management of the Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.

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

As of December 31, 2010, the Company had not issued the shares of common stock. The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement. The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company's common stock on the date the agreement was executed by the Company. The Company has also accrued an additional $20,000 as interest owed at December 31, 2010 based upon the terms of the promissory note.

This company has not repaid this note and there is no provision for additional interest once the note is in default. This note was guaranteed by a former consultant of the Company. The Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.


NOTE 8 - ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $399,200 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At December 31, 2010, the Company owes Mr. Howell the amount of $430,867 which includes accrued interest in the amount of $31,667.

Mr. Clemons has advanced $124,335 to the Company loans to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At December 31, 2010 the Company has recognized a liability to Mr. Clemons in the amount of $138,874 which includes accrued interest in the amount of $14,539.

The Company disputes the amount that is owed to Mr. Clemons and is currently assessing the legal issues concerning this obligation.


NOTE 9 - RELATED PARTY TRANSACTIONS

EXECUTIVE OFFICES

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010. At December 31, 2010, the Company owes THN an amount of $284,499 for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010. Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. As of December 31, 2010, the Company owes Mr. Howell $163,770 under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date. Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010. The Company continued to accrue amounts owed under this agreement through July of 2010. The balance owed to Mr. Clemons at

December 31, 2010 is $166,729. The Company disputes this amount and is currently assessing legal issues surrounding this obligation.


NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $847,850 for the year ended December 31, 2010 and has an accumulated deficit of $3,825,660 at December 31, 2010. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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


NOTE 11 - SUBSEQUENT EVENTS

On February 2, 2011 the Company issued 1,000,000 shares of common stock to Ronald Howell as payment for consulting services performed during 2010. The shares were valued at $.04 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

On February 2, 2011 the Company issued 7,000,000 shares of common stock in exchange for debt owed during 2010. The shares were valued at $.04 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2010 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     NAME OF DIRECTOR OR OFFICER  AGE  POSITION
     Ronald R. Howell              63  Chief Executive Officer,
                                       Chairman of the Board of Directors and
                                       Interim Chief Financial Officer

     Bradley C. Robinson           42  Director

EXECUTIVE OFFICER AND DIRECTOR BIOS

RONALD R. HOWELL, CHIEF EXECUTIVE OFFICER, CHAIRMAN AND INTERIM CHIEF FINANCIAL
OFFICER: Mr. Howell has over 30 years of diversified leadership experience. He has distinguished himself in various businesses and held executive positions in various industries including real estate, distribution, national and international sales, wholesale and retail marketing, financial service. Mr. Howell serves as the CEO and President of The Health Network, Inc. and has served in that capacity for over 5 years. The Health Network, Inc. is a direct sales and marketing company in the nutraceutical industry.

Holding a Bachelor's Degree in Management from the University of Maryland and an MBA from the Sellinger School of Business and Management at Loyola College, Mr. Howell has also taught as an Adjunct Professor at Loyola College in Baltimore, Maryland. Ron also served his country as a United States Marine.

BRADLEY C. ROBINSON, DIRECTOR: Mr. Robinson brings operational, business development and venture financing experience to the company. The majority of this experience was developed during early stage structuring of ventures in the areas of pharmaceuticals and medical devices.

Mr. Robinson is Executive Vice President, Business Development of Juneau Biosciences, LLC. Previous to his joining Juneau he was the CEO and co-founder of Infusive Technologies, LLC, which resulted in an asset acquisition by Sagent Pharmaceuticals, Inc. As part of the acquisition Mr. Robinson became President of the medical device division of Sagent Pharmaceuticals. Sagent Pharmaceuticals is a specialty injectable pharmaceutical products company.

Mr. Robinson studied accounting at the University of Utah and earned an MBA/MIM from the Graduate School of International Management (Thunderbird).

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2009 and our own records, we believe that Mr. Howell, and Mr. Clemons each failed to file timely a Form 3 to report initial beneficial ownership.

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

     Name          Corporate Office
     ----------    -------------------------------
     Ron Howell    Chief Executive Officer and
                   Interim Chief Financial Officer

COMPONENTS OF OUR EXECUTIVE COMPENSATION PROGRAM
------------------------------------------------

At this time, Named Executive Officers receives compensation for their services to the Company. Compensation will be negotiated in the near future and may be contingent on the availability of financing. The primary elements of our executive compensation program will be base salaries and option grant incentive awards, although the board of directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit.

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

CURRENT COMPENSATION AGREEMENTS

As discussed below, we have not agreed to pay the Named Executive Officers an annual salary. We will negotiate base salary in the near future. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the agreed annual salary of each of the named executive officers:

SUMMARY ANNUAL SALARY
---------------------

Name          Annual Salary
----------    --------------
Ron Howell    0(1)

(1) Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2010 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

RON HOWELL, CHIEF EXECUTIVE OFFICER:

Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2008

The Company currently does not participate in any equity award plan. During fiscal 2010, we did not grant any equity awards under any equity award plan.

OPTION EXERCISES FOR FISCAL 2009

During fiscal 2010, none of the named executive officers exercised options.

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
NAMED             ANNUAL         ANNUAL         OTHER          COMPENSATION  LONG TERM
EXECUTIVE         COMPENSATION   COMPENSATION   ANNUAL         RESTRICTED    COMPENSATION  LTIP
OFFICER     YEAR  SALARY($)      BONUS ($)      COMPENSATION   STOCK         OPTIONS       PAYOUTS  ALL OTHER
----------  ----  -------------  -------------  -------------  ------------  ------------  -------  ---------
Ron Howell  2009              0              0     120,000(1)             0             0        0          0
            2010              0              0     120,000(1)             0             0        0          0
Wes Tate,
Former CFO  2009              0              0             0              0             0        0          0
            2010              0              0             0              0             0        0          0

1. Mr. Howell receives $10,000 per month from Health Source Technologies, Inc., the Company's operating subsidiary, pursuant to a consulting agreement. Mr. Howell has been president of Health Source Technologies since inception in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.
            OPTION AWARDS
            ---------------------------------------------------------------------------
                                                EQUITY INCENTIVE
            NUMBER OF        NUMBER OF          PLAN AWARDS:
            SECURITIES       SECURITIES         NUMBER OF
            UNDERLYING       UNDERLYING         SECURITIES        OPTION
            UNEXERCISED      UNEXERCISED        UNDERLYING        EXERCISE   OPTION
            OPTIONS          OPTIONS            UNEXERCISED       PRICE      EXPIRATION
NAME        (#) EXERCISABLE  (#) UNEXERCISABLE  UNEARNED OPTIONS  ($)        DATE
----------  ---------------  -----------------  ----------------  ---------  ----------
Ron Howell               -                  -                 -          -           -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 1, 2010. The table shows the amount of shares owned by:

                          AMOUNT OF SHARES   PERCENT OF SHARES
IDENTITY OF               BENEFICIALLY       BENEFICIALLY
PERSON OR GROUP           OWNED              OWNED(1,2)            CLASS
------------------------  -----------------  ------------------  ------
Ronald R. Howell              19,041,982(2)              51.86%  Common
Chief Executive Officer,
Interim Chief Financial
Officer and Chairman
------------------------  -----------------  ------------------  ------
Eric Clemons                     2,741,229                7.47%  Common
------------------------  -----------------  ------------------  ------
Brad Robinson                            0                   0%  Common
Director
------------------------  -----------------  ------------------  ------
All Directors and               19,041,982               51.86%  Common
Officers as a Group
------------------------  -----------------  ------------------  ------

(1) The percentage of shares owned is based on shares of common stock outstanding as of March 1, 2010. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 11,371,982 held personally, and 7,670,000 held by The Health Network, Inc., of which he is President.

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

DIRECTOR INDEPENDENCE

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The company's Board of Directors consists of Ron Howell, who is not independent, and Mr. Robinson, who is independent.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Madsen & Associates, the Company's independent public accounting firm, during the fiscal years ended December 31, 2010 and 2009.

                            2010     2009
                         -------  -------
     Audit fees          $27,715  $30,500
     Audit-related fees        -        -
     Tax fees                  -        -
     All other fees            -        -
                         -------  -------
     TOTAL               $27,715  $30,500

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES.

The following consolidated financial statements of HST Global, Inc. are included herein by reference to the pages listed in "Item 8. Financial Statements and Supplementary Data":

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of December 31, 2010 and 2009

     Consolidated Statements of Operations for the years ended December 31, 2010, and 2009

     Consolidated Statements of Changes in Shareholders' Interest for the years ended December  31,  2010  and  2009

     Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

     Notes to Consolidated Financial Statements

     EXHIBITS

The following Exhibits are included herein:

No.   Description
----  ------------------------------------------------------------------------
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


                                        Date: May 13, 2011