Form 10-Q
period 2011-03-31
HST Global, Inc.
filed 2011-05-17
CIK 797564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011
                          ---------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 31, 2011 was 28,719,854 shares.

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

                        HST GLOBAL INC. AND SUBSIDIARIES
                         (a Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

                                                      MARCH 31,    DECEMBER 31,
                                                        2011           2010
                                                    ------------  --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $       722   $         560
  Property, plant and equipment, net of
    accumulated depreciation                                366             488
                                                    ------------  --------------
TOTAL ASSETS                                        $     1,088   $       1,049
                                                    ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $    61,571   $      65,300
  Accounts payable and accrued expenses -
    related parties                                     369,996         614,996
  Deposits - Shareholder                                200,000         200,000
  Advances from Shareholder                             570,341         569,741
  Note payable - related party                          409,800         396,000
                                                    ------------  --------------

Total Current Liabilities                           $ 1,611,708   $   1,846,037

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock; 5,000,000 shares authorized;
    $.001 par value; 1,000,000 shares issued and
    none outstanding                                          -               -
  Capital stock, $.001 par value; 100,000,000
    shares authorized; 36,719,854 shares issued
    and outstanding at March 31, 2011; 28,719,854
    shares issued and outstanding at December
    31, 2010                                             36,720          28,720
Additional paid-in capital                            2,263,952       1,951,952
Deficit accumulated during the development stage     (3,911,292)     (3,825,660)
                                                    ------------  --------------

Total Stockholders' Equity (Deficiency)             $(1,610,620)  $  (1,844,988)
                                                    ------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                    $     1,088   $       1,049
                                                    ============  ==============

    The Accompanying Notes are an Integral Part of these Financial Statement

                       HST GLOBAL, INC. AND SUBSIDIARIES
                         (a Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
    THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO MARCH 31, 2011
                                  (unaudited)

                                                                    FROM DATE
                                                                  OF INCEPTION
                                           THREE MONTHS ENDED   (AUGUST 6, 2007)
                                                MARCH 31,          TO MARCH 31,
                                            2011         2010          2011
                                        -----------  -----------  --------------
REVENUES                                $        -   $        -   $           -
COST OF SALES                                    -            -               -
                                        -----------  -----------  --------------

GROSS PROFIT                                     -            -               -

OPERATING EXPENSES:
  Selling and distribution expenses              -            -               -
  Salaries                                       -            -         176,031
  Consulting                                30,500      120,000       1,992,500
  General and administrative expenses       55,132       90,742       1,561,261
                                        -----------  -----------  --------------

TOTAL OPERATING EXPENSES                    85,632      210,742       3,729,792
                                        -----------  -----------  --------------

NET (LOSS) FROM OPERATIONS                 (85,632)    (210,742)     (3,729,792)

OTHER EXPENSES:
  Interest expense                               -       13,507         142,372
                                        -----------  -----------  --------------

TOTAL OTHER EXPENSES                             -       13,507         142,372
                                        -----------  -----------  --------------

NET (LOSS)                              $  (85,632)  $ (224,249)  $  (3,872,164)
                                        ===========  ===========  ==============

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED - COMMON              $    (0.00)  $    (0.01)
                                        ===========  ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING: BASIC AND
  DILUTED - COMMON                      34,053,187   28,419,854
                                        ===========  ===========

    The Accompanying Notes are an Integral Part of these Financial Statement

                                      HST GLOBAL, INC. AND SUBSIDIARIES
                                        (a Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
                   THE PERIOD FROM THE DATE OF INCEPTION (AUGUST 6, 2007) TO MARCH 31, 2011
                                                 (unaudited)
                                                                                      FROM DATE OF INCEPTION
                                                                THREE MONTHS ENDED      (AUGUST 6, 2007) TO
                                                                    MARCH 31,                MARCH 31,
                                                                2011         2010              2011
                                                            -----------  -----------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (85,632)  $ (324,113)  $          (3,872,164)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                    123          243                   2,551
  Common stock issued for services                                   -            -                 150,390
  Changes in operations-assets and liabilities:
    Note payable - related parties                                   -            -                 196,000
  Accounts payable and accrued expenses - related parties       75,000                            1,021,006
  Accounts payable and accrued expenses                         (3,729)     141,794                  61,571
                                                            -----------  -----------  ----------------------
NET CASH USED IN OPERATING ACTIVITIES                          (14,238)    (182,076)             (2,440,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                              -            -                  (2,917)
  Acquisition cost                                                   -            -                       -
                                                            -----------  -----------  ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                -            -                  (2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                   -      100,000               1,226,750
Deposits from shareholders                                           -            -                 450,000
Proceeds from notes payable - related parties                   13,800            -                 213,800
Advances from shareholders                                         600       81,300                 570,331
Effect of merger adjustment                                          -            -                 (16,596)
                                                            -----------  -----------  ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       14,400      181,300               2,444,285
                                                            -----------  -----------  ----------------------
NET INCREASE (DECREASE) IN CASH                                    162         (776)                    722

CASH AT BEGINNING PERIOD                                           560         (776)                      -
                                                            -----------  -----------  ----------------------
CASH AT END OF PERIOD                                       $      722   $        -   $                 722
                                                            ===========  ===========  ======================

Cash paid for interest                                      $        -   $        -
                                                            ===========  ===========
Cash paid for taxes                                         $        -   $        -
                                                            ============  ===========
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services                            $        -   $        -   $             150,390
Common stock issued for payment of accrued expenses         $  320,000   $        -   $             651,000
Common stock issued for deposits                            $        -   $        -   $             250,000

                  The Accompanying Notes are an Integral Part of these Financial Statements

                       HST GLOBAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2011
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. These interim financial statements should be read in conjunction with that report.

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

HST Global, Inc. is an integrated Health and Wellness Biotechnology company that is developing and/or acquiring a network of Wellness Centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer and other life threatening diseases. In addition, the Company intends to acquire innovative products for the treatment of life threatening diseases. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer and/or life threatening diseases

NOTE 3 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6 - ACCOUNTS PAYABLE AND ACCURED EXPENSES - RELATED PARTIES

Accounts payable and accrued expenses consist of the following at March 31, 2011 and December 31, 2010.

                                  3/31/2011   12/31/2010
                                 ----------  -----------

       The Health Network, Inc.  $   49,499  $   284,498
       Ronald Howell                153,770      163,770
       Eric Clemons                 166,727      166,727
                                 ----------  -----------

       Total                     $  369,996  $   614,996
                                 ==========  ===========

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

As of December 31, 2010, the Company had not issued the shares of common stock. The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement. The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company's common stock on the date the agreement was executed by the Company. The Company has also accrued an additional $20,000 as interest owed at December 31, 2010 based upon the terms of the promissory note. No additional interest has been accrued under this note for the quarter ended March 31, 2011.

The company has not repaid this note and there is no provision for additional interest once the note is in default. This note was guaranteed by a former consultant of the Company. The Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.

NOTE 9 - ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $399,800 to the Company to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At March 31, 2011 the Company owes Mr. Howell the amount of $431,467 which includes accrued interest in the amount of $31,667.

Mr. Clemons has advanced $124,335 to the Company loans to assist with working capital needs. These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance. At March 31, 2011 the Company has recognized a liability to Mr. Clemons in the amount of $138,874 which includes accrued interest in the amount of $14,539.

The Company disputes the amount that is owed to Mr. Clemons and is currently assessing the legal issues concerning this obligation.

NOTE 10 - RELATED PARTY TRANSACTIONS

EXECUTIVE OFFICES

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010. The Company issued 7,000,000 shares of common stock valued at $280,000 in February of 2011 as a partial payment for amounts due under this agreement. At March 31, 2011 and 2010, the Company owed THN an amount of $49,499. and 136,698., respectively for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010. Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of March 31, 2011 and 2010, the Company owes Mr. Howell $153,770. and $65,030., respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date. Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010. The Company continued to accrue amounts owed under this agreement through July of 2010. The balance owed to Mr. Clemons at March 31, 2011 and 2010 is $166,727. and $126,728., respectively under this agreement. The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 11- FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $847,850 for the year ended December 31, 2010 and has an accumulated deficit of $3,911,292 at March 31, 2011. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

There are no assurances that HSTC will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to HSTC. If adequate working capital is not available HSTC may be required to curtail its operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. As used in this report, the terms "Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

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

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUES, COST OF SALES AND OPERATING EXPENSES

The Company had revenues of $0 for the quarter ended March 31, 2011 as compared to $0 for the quarter ended March 31, 2010. The costs of sales for the same period were $0 in 2011 as compared to $0 for 2010. The Company incurred expenses of $85,632 for the quarter ended March 31, 2011 as compared to $224,249 for the quarter ended March 31, 2010. The expenses in the third quarter of 2011 were incurred to further the company's Research and Development efforts and continue the company's strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the

Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

GAIN ON DISCONTINUED OPERATIONS

No income or loss was recorded in the current quarter from discontinued operations or from the disposal of a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our cash balance as of March 31, 2011 was $722.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Interim Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

During the Quarter ended March 31, 2011, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company had entered to certain loan agreements as referenced in Note 7 of the Financial Statements for the Year Ended December 31, 2010, filed with the Company's Annual Report on Form 10-K for the Year Ended December 31, 2010 (incorporated herein by this reference). Facts have come to the Company's attention that causes the Company to believe that the debts have been extinguished. However, the Company cannot offer any assurance that the holders of the debt will not seek to enforce rights that the holders believe they may have under the respective agreements.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.   Description
----  -----------------------------------------------------------------------
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


Dated: May 17, 2011                     HST GLOBAL, INC.
                                        (the registrant)

                                        By: \s\ Ron Howell
                                            --------------
                                        Ron Howell
                                        Chief Executive Officer