Form 10-Q
period 2011-06-30
HST Global, Inc.
filed 2011-08-15
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

757-766-6100
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 36,719,854 shares.

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

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion & Analysis of Financial Condition and Results of operations

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.

Controls and Procedures

14

PART II - OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

(Removed and Reserved)

15

Item 5.

Other Information

15

Item 6.

Exhibit

15

Signatures

16

HST GLOBAL INC. AND SUBSIDIARIES

(a Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010

ASSETS

Current Assets:
Cash and cash equivalents	$ 422	$ 560
Property, plant and equipment, net of
accumulated depreciation	244	488
Total Assets	$ 666	$ 1,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 50,887	$ 65,300
Accounts payable and accrued expenses -
related parties	445,959	614,996
Deposits - Shareholder	200,000	200,000
Advances from Shareholder	593,305	569,741
Note payable - related party	420,100	396,000

Total Current Liabilities	$ 1,710,251	$ 1,846,037

Stockholders' Equity (Deficiency):
Preferred stock; 5,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and none outstanding

Capital stock, $.001 par value; 100,000,000 shares authorized; 36,719,854 shares issued and outstanding at June 30, 2011; 28,719,854 shares issued and outstanding at December 31, 2010	36,720	28,720
Additional paid-in capital	2,263,952	1,951,952
Deficit accumulated during the development stage	(4,010,257)	(3,825,660)

Total Stockholders' Equity (Deficiency)	$ (1,709,585)	$ (1,844,988)

Total Liabilities And Stockholders' Equity/(Deficit)	$ 666	$ 1,049

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2011 and 2010 and

the Period from the Date of Inception (August 6, 2007) to June 30, 2011

(unaudited)

					From Date of Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(August 6, 2007) to June 30,
	2011	2010	2011	2010	2011
Revenues	$ -	$ -	$ -	$ -	$ -
Cost Of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses:
Selling and distribution expenses	-	-	-	-	-
Salaries	-	-	-	-	176,031
Consulting	30,000	159,052	60,500	279,052	2,022,500
General and administrative expenses	68,965	151,849	124,097	242,592	1,630,226

Total Operating Expenses	98,965	310,901	184,597	521,644	3,828,757

Net (Loss) From Operations	(98,965)	(310,901)	(184,597)	(521,644)	(3,828,757)

Other Expenses:
Interest expense	-	-	-	13,507	142,372

Total Other Expenses	-	-	-	13,507	142,372

Net (Loss)	$ (98,965)	$ (310,901)	$ (184,597)	$ (535,151)	$ (3,971,129)

Net Income (Loss) Per Share: Basic And Diluted - Common	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	28,669,853	35,386,520	28,544,854

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010 and

the Period from the Date of Inception (August 6, 2007) to June 30, 2011

(unaudited)

	Six Months Ended		From Date of Inception (August 6, 2007) to
	June 30,		June 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net income (loss)	$ (184,597)	$ (535,151)	$ (3,971,129)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	244	486	2,673
Common stock issued for services	-	108,000	150,390
Changes in operations-assets and liabilities:
Note payable - related parties	-	-	196,000
Accounts payable and accrued expenses - related parties	150,964	193,749	1,096,969
Accounts payable and accrued expenses	(14,413)	-	50,887
Net Cash used in Operating Activities	(47,802)	(232,916)	(2,474,210)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Acquisition cost	-	-	-
Net Cash used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,226,750
Deposits from shareholders	-	-	450,000
Proceeds from notes payable - related parties	24,100	-	224,100
Advances from shareholders	23,564	216,400	593,295
Effect of merger adjustment	-	-	(16,596)
Net cash provided by financing activities	47,664	216,400	2,477,549

Net Increase (decrease) in cash	(138)	(16,516)	422

Cash At Beginning of Period	560	5,359	-

Cash At End of Period	$ 422	$ (11,157)	$ 422

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for services	$ -	$ 108,000	$ 150,390
Common stock issued for payment of accrued expenses	$ 320,000	$ 223,000	$ 651,000
Common stock issued for deposits	$ -	$ -	$ 250,000

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. These interim financial statements should be read in conjunction with that report.

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at June 30, 2011 and December 31, 2010.

	At June 30, 2011	At December 31, 2010

The Health Network, Inc.	$ 95,462	$ 284,498
Ronald Howell	183,770	163,770
Eric Clemons	166,727	166,727

Total	$ 445,959	$ 614,996

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

As of December 31, 2010, the Company had not issued the shares of common stock.  The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement.  The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company’s common stock on the date the agreement was executed by the Company.  The Company has also accrued an additional $20,000 as interest owed at December 31, 2010 based upon the terms of the promissory note. No additional interest has been accrued under this note for the quarter ended June 30, 2011.

The company has not repaid this note and there is no provision for additional interest once the note is in default.  This note was guaranteed by a former consultant of the Company.  The Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.

NOTE 9 – ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $425,800 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At June 30, 2011 the Company owes Mr. Howell the amount of $457,467 which includes accrued interest in the amount of $31,667.

Mr. Clemons has advanced $121,300 to the Company loans to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At June 30, 2011 the Company has recognized a liability to Mr. Clemons in the amount of $135,838 which includes accrued interest in the amount of $14,539.

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

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010.  The Company issued 7,000,000 shares of common stock valued at $280,000 in February of 2011 as a partial payment for amounts due under this agreement.  At June 30, 2011 and 2010, the Company owed THN an amount of $95,462 and 136,698, respectively for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010.  Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of June 30, 2011 and 2010, the Company owes Mr. Howell $183,770 and $65,030, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at June 30, 2011 and 2010 is $166,727 and $126,728, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 11- FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $847,850 for the year ended December 31, 2010 and has an accumulated deficit of $4,019,040 at June 30, 2011. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

The Company had revenues of $0 for the quarter ended June 30, 2011 as compared to $0 for the quarter ended June 30, 2010. The costs of sales for the same period were $0 in 2011 as compared to $0 for 2010. The Company incurred expenses of $98,965 for the quarter ended June 30, 2011 as compared to $310,901for the quarter ended June 30, 2010. The expenses in the third quarter of 2011 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

RESULTS OF OPERATIONS – THE SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

The Company had revenue of $0 for the six months ended June 30, 2011 as compared to $0 for the quarter ended June 30, 2010.  The cost of sales for the same period were $0 in 2011 as compared to $0 for 2010.  The Company incurred expenses of $184,597 for the six months ended June 30, 2011 as compared to $521,644 for the six months ended June 30, 2010.  The expenses in the six months ended June 30, 2011 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2011 was $422.  The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2011, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company had entered to certain loan agreements as referenced in Note 7 of the Financial Statements for the Year Ended December 31, 2010, filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 (incorporated herein by this reference).  Facts have come to the Company’s attention that causes the Company to believe that the debts have been extinguished.  However, the Company cannot offer any assurance that the holders of the debt will not seek to enforce rights that the holders believe they may have under the respective agreements.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files (XBRL) (to be filed by Amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 15, 2011

HST GLOBAL, INC.

(the registrant)

By: \s\ Ron Howell

Ron Howell

Chief Executive Officer