Form 10-Q/A
period 2011-06-30
HST Global, Inc.
filed 2011-09-15
CIK 797564

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

Amendment

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, originally filed on August 15, 2011, is to file the Interactive Data (XBRL) Files required to be filed with the report.  The Interactive Data Files include the consolidated balance sheets of HST Global, Inc. as of June 30, 2011 and December 31, 2010, the related consolidated statements of operations and cash flows, and the notes thereto.  No other material aspect of the report is being amended.

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

Dated September 14, 2011

HST GLOBAL, INC.

(the registrant)

By: \s\ Ron Howell

Ron Howell

Chief Executive Officer