Form 10-Q
period 2011-09-30
HST Global, Inc.
filed 2011-11-21
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of September 30, 2011 was 36,719,854 shares.

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

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

(Removed and Reserved)

15

Item 5.

Other Information

15

Item 6.

Exhibit

15

Signatures

16

HST GLOBAL INC. AND SUBSIDIARIES

(a Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:

Cash and cash equivalents	$ 516	$ 560
Property, plant and equipment, net of accumulated depreciation	122	488
Total Assets	$ 638	$ 1,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 41,836	$ 65,300
Accounts payable and accrued expenses - related parties	520,959	614,996
Deposits - Shareholder	200,000	200,000
Advances from Shareholder	593,306	569,741
Note payable - related party	436,100	396,000

Total Current Liabilities	$ 1,792,201	$ 1,846,037

Stockholders' Equity (Deficiency):
Preferred stock; 5,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and none outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 36,719,854 shares issued and outstanding at September 30, 2011; 28,719,854 shares issued and outstanding at December 31, 2010	36,720	28,720
Additional paid-in capital	2,263,952	1,951,952
Deficit accumulated during the development stage	4,092,235	(3,825,660)

Total Stockholders' Equity (Deficiency)	$ (1,791,563)	$ (1,844,988)

Total Liabilities And Stockholders' Equity/(Deficit)	$ 638	$ 1,049

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2011 and 2010 and

the Period from the Date of Inception (August 6, 2007) to September 30, 2011

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Date of Inception (August 6, 2007) to September 30,
	2011	2010	2011	2010	2011
Revenues	$ -	$ -	$ -	$ -	$ -
Cost Of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses:
Selling and distribution expenses	-	-	-	-	-
Salaries	-	-	-	-	176,031
Consulting	30,000	70,000	90,500	349,052	2,052,500
General and administrative expenses	51,978	85,582	176,075	328,173	1,682,204

Total Operating Expenses	81,978	155,582	266,575	677,225	3,910,735

Net (Loss) From Operations	(81,978)	(155,582)	(266,575)	(677,255)	(3,901,703)

Other Expenses:
Interest expense	-	-	-	13,507	142,372

Total Other Expenses	-	-	-	13,507	142,372

Net (Loss)	$ (81,978)	$ (155,582)	$ (266,575)	$ (690,732)	$ (4,053,107)

Net Income (Loss) Per Share: Basic And Diluted - Common	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	28,719,854	35,830,964	28,603,187

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010 and

the Period from the Date of Inception (August 6, 2007) to September 30, 2011

(unaudited)

	Nine Months Ended September 30,		From Date of Inception (August 6, 2007) to September 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net income (loss)	$ (266,575)	$ (535,151)	$ (4,053,107)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	366	486	2,795
Common stock issued for services	-	108,000	150,390
Changes in operations assets and liabilities:
Note payable - related parties	-	-	196,000
Accounts payable and accrued expenses - related parties	225,963	193,749	1,171,969
Accounts payable and accrued expenses	(23,464)	-	41,836
Net Cash used in Operating Activities	(63,710)	(232,916)	(2,490,117)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Acquisition cost	-	-	-
Net Cash used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-		1,226,750
Deposits from shareholders	-	-	450,000
Proceeds from notes payable - related parties	40,100	-	240,100
Advances from shareholders	23,566	216,400	593,296
Effect of merger adjustment	-	-	(16,596)
Net cash provided by financing activities	63,666	216,400	2,493,550

Net Increase (decrease) in cash	(44)	(16,516)	516

Cash At Beginning Period	560	5,359	-

Cash At End Of Period	$ 516	$ (11,157)	$ 516

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for services	$ -	$ 108,000	$ 150,390
Common stock issued for payment of accrued expenses	$ 320,000	$ 223,000	$ 651,000
Common stock issued for deposits	$ -	$ -	$ 250,000

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of September 30, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. These interim financial statements should be read in conjunction with that report.

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at September 30, 2011 and December 31, 2010.

	At September 30, 2011	At December 31, 2010

The Health Network, Inc.	$ 140,462	$ 284,498
Ronald Howell	213,770	163,770
Eric Clemons	166,727	166,727

Total	$ 520,959	$ 614,996

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

NOTE 9 – ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $425,800 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At September 30, 2011  the Company owes Mr. Howell the amount of $457,467 which includes accrued interest in the amount of $31,667.

Mr. Clemons has advanced $121,300 to the Company loans to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At September 30, 2011 the Company has recognized a liability to Mr. Clemons in the amount of $135,839 which includes accrued interest in the amount of $14,539.

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

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010.  The Company issued 7,000,000 shares of common stock valued at $280,000 in February of 2011 as a partial payment for amounts due under this agreement.  At September 30, 2011 and 2010, the Company owed THN an amount of $140,462 and 136,698, respectively for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010.  Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of September 30, 2011 and 2010, the Company owes Mr. Howell $213,770 and $65,030., respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at September 30, 2011 and 2010  is $166,727 and $126,728,  respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 11- FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $847,850 for the year ended December 31, 2010 and has an accumulated deficit of $4,092,235 at September 30, 2011. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

The Company had revenues of $0 for the quarter ended September 30, 2011 as compared to $0 for the quarter ended September 30, 2010. The costs of sales for the same period were $0 in 2011 as compared to $0 for 2010. The Company incurred expenses of $72,946 for the quarter ended September 30, 2011 as compared to $155,582 for the quarter ended September 30, 2010. The expenses in the third quarter of 2011 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

RESULTS OF OPERATIONS – THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE NINE MONTHS ENDED SETEMBER 30, 2010

The Company had revenue of $0 for the six months ended September 30, 2011 as compared to $0 for the quarter ended September 30, 2010.  The cost of sales for the same period were $0 in 2011 as compared to $0 for 2010.  The Company incurred expenses of $257,543 for the nine months ended September 30, 2011 as compared to $677,225 for the six months ended September 30, 2010.  The expenses in the nine months ended September 30, 2011 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2011 was $516.  The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended September 30, 2011, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2011	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer