Form 10-K
period 2011-12-31
HST Global, Inc.
filed 2012-04-13
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [x] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]

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

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 946,469

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.	36,719,854 Shares

HST Global, Inc.

TABLE OF CONTENTS

Part I

Forward Looking Statements

4

Item 1.

Business

4

Item 1A.

Risk Factors

4

Item 1B.

Unresolved Staff Comments

4

Item 2.

Properties

4

Item 3.

Legal Proceedings

4

Item 4.

Mine Safety Disclosures

4

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

5

Item 6.

Selected Financial Data

6

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

8

Item 8.

Financial Statements and Supplementary Data

8

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

21

Item 9A.

Controls and Procedures

21

Item 9B.

Other Information

22

Part III

Item 10.

Directors and Executive Officers of the Registrant

22

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management

28

Item 13.

Certain Relationships and Related Transactions, and Director Independence

28

Item 14.

Principal Accounting Fees and Services

29

Part IV

Item 15.

Exhibits and Financial Statement Schedules

30

Signatures

31

PART I

ITEM 1. BUSINESS

A. BUSINESS DEVELOPMENT

There have been no changes to our business development since our last annual report on Form 10-K.  We are still in the development stage and have not begun to earn any revenue.

B. FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10-K.

C. BUSINESS OF THE COMPANY

There have been no changes to our business since our last annual report on Form 10-K.  We are still in the development stage and have not begun to earn any revenue.

We continue to seek opportunities to implement our business plan as previously reported.

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

ITEM 4  MINE SAFETY DISCLOSURES

Not applicable to the Company.

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

High

Low

Fiscal 2011

First Quarter

0.11

0.03

Second Quarter

0.059

0.023

Third Quarter

0.025

0.007

Fourth Quarter

0.015

0.002

Fiscal 2010

First Quarter

0.46

0.19

Second Quarter

0.55

0.20

Third Quarter

0.27

0.14

Fourth Quarter

0.18

0.03

As of December 31, 2011, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

Penny Stock Regulations

Our common stock is quoted in United States markets on the OTC BB under the symbol "HSTC.OB." The sale price of our common stock has been reported as low as $0.002 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

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

Number of Shares Outstanding

As of December 31, 2011, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding and 9,951,329 freely tradable shares in the public float. These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with 1,000,000 shares issued and none outstanding.

Recent Sales of Unregistered Securities

The following represent all sales of unregistered securities during fiscal 2011 and the subsequent interim period up to the date hereof:

On February 2, 2011 the Company issued 1,000,000 shares of common stock to Ronald Howell as payment for consulting services performed during 2010.  The shares were valued at $.06 per share, which was the trading price of the Company’s stock at the date the shares were issued.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

On February 2, 2011 the Company issued 7,000,000 shares of common stock in exchange for debt owed during 2010.  The shares were valued at $.06 per share share, which was the trading price of the Company’s stock at the date the shares were issued.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2011, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2011 and 2010.  The Company incurred expenses of $504,238 for the year ended December 31, 2011, compared to 751,980 in 2010. The decrease in expenses in 2011 were primarily a result of a reduction in compensation paid to consultants and general and administrative expenses.  We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the development stage.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2011 was $456.

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

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description

Page

Report of Independent Registered Public Accounting Firm

F-9

Consolidated Balance Sheets

F-10

Consolidated Statements of Operations

F-11

Consolidated Statements of Changes in Shareholders’ Interest

F-12

Consolidated Statements of Cash Flows

F-13

Notes to Consolidated Financial Statements

F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HST Global, Inc. and Subsidiary

Hampton, Virginia

We have audited the accompanying consolidated balance sheets of HST Global, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from the date of inception on August 7, 2007 to December 31, 2011. HST Global Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HST Global, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from the date of inception on August 7, 2007 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 11 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

April 10, 2012

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

at December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010

ASSETS

Current Assets:
Cash and cash equivalents	$ 456	$ 560
Property, plant and equipment, net of accumulated depreciation	-	488

Total Assets	$ 456	$ 1,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 28,400	$ 65,300
Accounts payable and accrued expenses - related parties	595,959	614,996
Deposits - Shareholder	200,000	200,000
Advances from related parties	685,434	569,741
Note payable - related party	396,000	396,000

Total Current Liabilities	1,905,794	1,846,037

Stockholders' Equity (Deficiency):
Preferred stock; 5,000,000 shares authorized; $.001 par value; 1,000,000 shares issued and none outstanding	-	-
Capital stock, $.001 par value; 100,000,000shares authorized;36,719,854 shares issued and outstanding at December 31, 2011; 28,719,854 shares issued and outstanding at December 31, 2010	36,720	28,720
Additional paid-in capital	2,423,952	1,951,952
Deficit accumulated during the development stage	(4,366,010)	(3,825,660)

Total Stockholders' Equity (Deficiency)	(1,905,338)	(1,844,988)

Total Liabilities And Stockholders' Equity/(Deficit)	$ 456	$ 1,049

The notes are an integral part of the financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2010 and 2011, and

from August 6, 2007 to December 31, 2011

			From Date of
	Year Ended	Year Ended	Inception (August 6, 2007) to
	December 31, 2011	December 31, 2010	December 31, 2011
Revenues	$ -	$ -	$ -

Operating Expenses:
Salaries	$ -	$ -	$ 176,031
Consulting	119,600	369,052	2,081,600
General and administrative expenses	224,638	382,928	1,730,767
Loss on extinguishment of debt - related parties	160,000	-	160,000
			.
Total Operating Expenses	$ 504,238	$ 751,980	$ 4,148,398

Net (Loss) From Operations	$ (504,238)	$ (751,980)	$ (4,148,398)

Other Expenses
Interest expense	$ 36,112	$ 95,870	$ 178,484

Total Other Expenses	36,112	95,870	178,484

Net (Loss)	$ (540,350)	$ (847,850)	$ (4,326,882)

Net Income (Loss) Per Share: Basic And Diluted - Common	$ (0.01)	$ (0.03)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,053,187	28,632,354

The notes are an integral part of the financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2011 and December 31, 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Net Stockholders' Equity
	Shares	Amount	Shares Issued	Amount	Capital	(Deficit)	(Loss)	(Deficiency)

Balance-December 31, 2009	-	$ -	25,234,139	$ 25,236	$ 1,624,437	$ (2,977,810)		$ (1,328,138)

Issuance of common stock for payment of accrued expenses at $.07 per share-1/10			3,185,715	$ 3,184	$ 219,816			$ 223,000

Issuance of common stock for payment of accrued expenses at $.50 per share-4/10			150,000	$ 150	$ 74,850			$ 75,000

Issuance of common stock for payment of accrued expenses at $.22 per share-5/10			150,000	$ 150	$ 32,849			$ 33,000

Net (loss) for period						$ (847,850)		$ (847,850)

Balance - December 31, 2010	-	$ -	28,719,854	$ 28,720	$ 1,951,952	$ (3,825,660)	$ -	$ (1,844,988)

Issuance of common stock for services at $.06 per share - February 7, 2011			1,000,000	$ 1,000	$ 59,000			$ 60,000

Issuance of common stock for debt $.06 per share - February 7, 2011			7,000,000	$ 7,000	$ 413,000			$ 420,000

Net (loss) for period						$ (540,350)		$ (540,350)

Balance - December 31, 2011	-	$ -	36,719,854	$ 36,720	$ 2,423,952	$ (4,366,010)	$ -	$ (1,905,338)

The notes are an integral part of the financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED CASH FLOWS

for the years ended December 31, 2010 and 2011, and

from August 6, 2007 to December 31, 2011

			From Date of Inception (August
	Year Ended	Year Ended	6, 2007) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$ (540,350)	$ (847,850)	$ (4,326,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	972	2,916
Common stock issued for services			150,390
Loss on extinguishment of debt - related parties	160,000		160,000
Changes in operating-assets and liabilities, net of acquisitions:
Note payable - related parties	300,966	64,364	196,000
Accrued payable and accrued expenses - related parties		500,854	1,244,055
Accounts payable and accrued expenses	(36,900)	(46,323)	28,400
Advances from related parties	36,528	-	36,528
Net Cash used in Operating Activities	$ (79,268)	$ (327,983)	$ (2,508,593)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Net Cash used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock			1,226,750
Deposits from shareholder			450,000
Proceeds from notes payable - related parties			200,000
Advances from related parties	82,200	323,185	651,931
Repayment of advances from related parties	(3,036)		(3,036)
Effect of merger adjustment	-	-	(16,596)
Net cash provided by financing activities	79,164	323,185	2,509,049
Net Increase (decrease) in cash	(104)	(4,798)	456

Cash at Beginning of Period	560	5,358	-
Cash at End of Period	$ 456	$ 560	$ 456

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for services	$ -		$ 150,390
Common stock issued for payment of accrued expenses	$ 472,000	$ 331,000	$ 651,000
Common stock issued for deposits	$ -		$ 250,000

The notes are an integral part of the financial statements

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2011

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

On February 2, 2011 the Company issued 1,000,000 shares of common stock to Ronald Howell as payment for consulting services performed during 2010.  The shares were valued at $.06 per share, which was the trading price of the Company’s stock at the date the shares were issued.  This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

On February 2, 2011 the Company issued 7,000,000 shares of common stock in exchange for debt owed during 2010.  The shares were valued at $.06 per share, this issuance was completed in accordance with

Section 4(2) of the Securities Act in an offering without any public offering or distribution.  These shares are restricted securities and include an appropriate restrictive legend.

NOTE 5 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
The Health Network, Inc.	$ 185,462	$ 284,498
Ronald Howell	243,770	163,770
Eric Clemons	166,727	166,727
Total	$ 595,959	$ 614,996

Please see Notes 6 and 8 for further explanation of these liabilities.

NOTE 6 – SHAREHOLDER DEPOSITS

During July and August of 2009, the company received a total of $200,000 from an investor as a deposit for the purchase of common stock. This transaction has been reported as shareholder deposits on the company's financial statements.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

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

NOTE 8 – ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $441,300 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At December 31, 2011, the Company owes Mr. Howell the amount of $501,345 which includes accrued interest in the amount of $60,045.

The Health Network Inc., a company that is controlled by Mr. Howell has advanced the company $40,100 during the year ended December 31, 2011.  These advances do not include a stated interest rate and are payable upon demand.

Mr. Clemons has advanced $124,335 to the Company loans to assist with working capital needs and was repaid $3,036 of these advances.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At December 31, 2011 the Company has recognized a liability to Mr. Clemons in the amount of $143,989 which includes accrued interest in the amount of $22,690.

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

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010.  The Company issued 7,000,000 shares of common stock in February of 2011 as a partial payment for amounts due under this agreement.    At December 31, 2011 and 2010, the Company owes THN an amount of $185,462 and $284,499 respectively,  for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010.  Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2011 and 2010,  the Company owes Mr. Howell $243,770 and $163,970, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at December 31, 2011 and 2010 is $166,727 and $126,728, respectively.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 10 – LOSS ON EXTINGUISHMENT OF DEBT – RELATED PARTIES

On February 7, 2011, the Company issued 1,000,000 shares of common stock to Ronald Howell, a shareholder and President of the Company as a partial payment of the amounts due to him under a consulting agreement made with the Company.  The shares were valued at $.06 per share, which was the trading price of the Company’s common stock on the date the shares were issued.  The Company was able to extinguish $40,000 of the debt owed to Mr. Howell by the issuance of these shares.  The Company has recognized a loss in the amount of $20,000 related to the extinguishment of this debt.

On the same date, the Company issued 7,000,000 shares of common stock to The Health Network, Inc., a related party, as Mr. Howell is the President and shareholder of this Company.  The shares were valued at $.06 per share, which was the trading price of the Company’s common stock on the date the shares were issued.  The Company was able to extinguish $280,000 of the debt owed to The Health Network, Inc. by the issuance of these shares.  The Company has recognized a loss in the amount of $140,000 related to the extinguishment of this debt.

NOTE 11 - FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $540,350 for the year ended December 31, 2011 and has an accumulated deficit of $4,366,010 at December 31, 2011. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2011 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	64	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2011 and our own records, we believe that Mr. Howell failed to file timely a Form 4 to report initial beneficial ownership.

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

Compensation Discussion and Analysis

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

Base salaries –  Base salaries will be used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual's performance and compensation trends in our industry.

Equity Awards – Our stock option award program will be the primary vehicle for offering long-term incentives to our executives. To date, we have not issued any equity awards. We intend our equity awards to executives to generally be made in the form of warrants. We believe that equity grants in the form of warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders.

Cash bonuses – Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses.

Benefits and other compensation – Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this Registration Statement, with exception to health care, we have not implemented any such employee benefit plans.

Description of Compensation Agreements and Arrangements

As discussed below, we have not agreed to pay the Named Executive Officers an annual salary. We will negotiate base salary in the near future. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the agreed annual salary of each of the named executive officers:

Summary Annual Salary

Name	Annual Salary
Ron Howell	0[1]

(1)

Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2011 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer  – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2011

The Company currently does not participate in any equity award plan. During fiscal 2011, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2011

During fiscal 2011, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2010 and 2011. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2011	0	0	120,000(1)	0	0	0	0
	2010	0	0	120,000(1)	0	0	0	0
Wes Tate, Former CFO	2010	0	0	0	0	0	0	0

3. Mr. Howell receives $10,000 per month from Health Source Technologies, Inc., the Company's operating subsidiary, pursuant to a consulting agreement. Mr. Howell has been president of Health Source Technologies since inception in 2007.

Outstanding Equity Awards At Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 1, 2010. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned (1,3)	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	27,041,982(2)	73.6%	Common
All Directors and Officers as a Group	27,041,982	73.6%	Common

(1) The percentage of shares owned is based on 36,719,854 shares of common stock outstanding as of March 1, 2010. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 12,371,982 held personally, and 14,670,000 held by The Health Network, Inc., of which he is President.

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

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2011. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

Debt Conversion

On February 7, 2011, the directors of the Company agreed with its Chief Executive Officer, Ron Howell, to convert $320,000 in debt owed to him and to The Health Network, Inc., of which he is president and sole shareholder, into restricted common shares of the Company at a conversion price of $0.06.  The conversion was approved by the disinterested directors of the Company.  Pursuant to the conversion agreement, the Company will issue 1,000,000 shares to Ron Howell, and 7,000,000 shares to The Health Network, Inc.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The company's Board of Directors consists of Ron Howell, who is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Madsen & Associates, the Company's independent public accounting firm, during the fiscal years ended December 31, 2010 and 2011.

	2010	2011
Audit fees	$ 27,715	$ 26,235
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 27,715	$ 26,235

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page F-7:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2011

Consolidated Statements of Operations for the years ended December 31, 2010, and 2011

Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2010 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2011

Notes to Consolidated Financial Statements

Exhibits

The following Exhibits are included herein:

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

Date: April 12, 2012