Form 10-K/A
period 2011-12-31
HST Global, Inc.
filed 2012-04-13
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Amendment No. 1

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

Explanatory Note

This Amendment is being filed solely for the purposes of filing the required XBRL interactive data format files.  There are no other changes to this filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: April 13, 2012