Form 10-Q
period 2012-03-31
HST Global, Inc.
filed 2012-05-17
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of March 31, 2012 was 36,719,854 shares.

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

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibit

15

Signatures

16

HST GLOBAL INC. AND SUBSIDIARIES

(a Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 (unaudited) and December 31, 2011

	March 31,2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 572	$ 456
Property, plant and equipment, net of accumulated depreciation	-	-

Total Assets	$ 572	$ 456

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$ 8,349	$ 28,400
Accounts payable and accrued expenses – related party	$ 670,959	$ 595,959
Deposits – Shareholder	200,000	200,000
Advances from related parties	716,236	685,434
Note payable – related party	396,000	396,000

Total Liabilities	$ 1,991,544	$ 1,905,794

Stockholders' Equity (Deficiency):
Preferred stock; 5,000,000 shares authorized;$.001 par value; 1,000,000 shares issued and none outstanding	-	-
Capital stock, $.001 par value; 100,000,000 shares authorized; 36,719,854 shares issued and outstanding at March 31, 2012; and December 31, 2011,respectively	36,720	36,720
Additional paid-in capital	2,423,952	2,423,952
Deficit accumulated during the development stage	(4,451,644)	(4,366,010)

Total Stockholders' Equity (Deficiency)	$ (1,990,972)	$ (1,905,338)

Total Liabilities and Stockholders' Equity/(Deficit)	$ 572	$ 456

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011 and for

the Period from the Date of Inception (August 6, 2007) to March 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	From Date of Inception (August 6, 2007) to March 31, 2012
	(Unaudited)	(Audited)	(Unaudited)

Revenues	$ -	$ -	$ -
Cost of Sales	-	-	$ -

Gross Profit	$ -	$ -	$ -

Operating Expenses:
Selling and distribution expenses	$ -	$ -	$ -
Salaries	-	-	176,031
Consulting	30,000	30,500	2,111,600
Loss on extinguishment of debt – related parties			160,000
General and administrative expenses	47,192	55,132	1,777,959

Total Operating Expenses	$ 77,192	$ 85,632	$ 4,225,590

Net (Loss) From Operations	$ (77,192)	$ (85,632)	$ (4,225,590)

Interest expense	$ 8,442	$ -	$ 186,926

Net (Loss)	$ (85,634)	$ (85,632)	$ (4,412,516)

Net Income (Loss) Per Share: Basic And Diluted – Common	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding: Basic And Diluted – Common	36,719,854	34,053,187

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011 and for

the Period from the Date of Inception (August 6, 2007) to March 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	From Date of Inception (August 6, 2007) to March 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ (85,634)	$ (85,632)	$ (4,412,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		123	2,916
Common stock issued for services	-	-	150,390
Loss on extinguishment of debt - related parties			160,000
Changes in operations-assets and liabilities:
Note payable - related parties	-	-	196,000
Accounts payable and accrued expenses - related parties	75,000	75,000	1,321,971
Accounts payable and accrued expenses	(20,051)	(3,729)	8,349
Advances from related parties	8,442		44,970
Net Cash used in Operating Activities	$ (22,244)	$ (14,238)	$ (2,527,920)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Acquisition cost	-	-	-
Net Cash used in Investing Activities	$ -	$ -	$ (2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,226,750
Deposits from shareholders	-	-	450,000
Proceeds from notes payable - related parties		13,800	200,000
Advances from related parties	22,360	600	674,291
Repayment of advances from related parties			(3,036)
Effect of merger adjustment	-	-	(16,596)
Net cash provided by financing activities	22,360	14,400	2,531,409

Net Increase (decrease) in cash	$ (116)	$ 162	$ 572

Cash At Beginning Period	$ 456	$ 560	$ -

Cash At End Of Period	$ 572	$ 722	$ 572

Cash paid for interest	$ -	$ -	$ -

Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for services	$ -	$ -	$ 150,390
Common stock issued for payment of accrued expenses	$ -	$ 320,000	$ 651,000
Common stock issued for deposits	$ -	$ -	$ 250,000

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of  March 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and Health Source Technologies, Inc (a wholly owned subsidiary).

NOTE 2 - ORGANIZATION AND PRINCIPAL ACTIVITIES

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

HST Global, Inc. is an integrated Health and Wellness Biotechnology company that is developing and/or acquiring a network of Wellness Centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer and other life threatening diseases.  In addition, the Company intends to acquire innovative products for the treatment of life threatening diseases. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer and/or life threatening diseases

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
The Health Network, Inc.	$ 230,462	$ 185,462
Ronald Howell	273,770	243,770
Eric Clemons	166,727	166,727

Total	$ 670,959	$ 595,959

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

As of December 31, 2010, the Company had not issued the shares of common stock.  The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement.  The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company’s common stock on the date the agreement was executed by the Company.  The Company has also accrued an additional $20,000 as interest owed at December 31, 2010 based upon the terms of the promissory note. No additional interest has been accrued under this note for the quarter ended March 31, 2012.

The company has not repaid this note and there is no provision for additional interest once the note is in default.  This note was guaranteed by a former consultant of the Company.  The Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.

NOTE 9 – ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $446,300 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At March 31, 2012  the Company owes Mr. Howell the amount of $512,992 which includes accrued interest in the amount of $66,692.

The Health Network, Inc., a company that is controlled by Mr. Howell has advanced the company $57,460 during the period ending March 31, 2012.  These advances do not include a stated interest rate and are payable upon demand.

Mr. Clemons has advanced $124,335 to the Company loans to assist with working capital needs and was repaid $3,036 of these advances.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At March 31, 2012 the Company has recognized a liability to Mr. Clemons in the amount of $145,784 which includes accrued interest in the amount of $24,485.

The Company disputes the amount that is owed to Mr. Clemons and is currently assessing the legal issues concerning this obligation

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

On the same date, the Company issued 7,000,000 shares of common stock to The Health Network, Inc., a related party, as Mr. Howell is the President and shareholder of this Company.  The shares were valued at $.06 per share, which was the trading price of the Company’s common stock on the date the shares were issued.  The Company was able to extinguish #280,000 of the debt owed to The Health Network, Inc. by the issuance of these shares.  The Company has recognized a loss in the amount of $140,000 related to the extinguishment of this debt.

NOTE 11 - RELATED PARTY TRANSACTIONS

EXECUTIVE OFFICES

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010.  The Company issued 7,000,000 shares of common stock valued at $280,000 in February of 2011 as a partial payment for amounts due under this agreement.  At March 31, 2012 and 2011, the Company owed THN an amount of $230,462 and  $49,499  respectively,  for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010.  Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of March 31, 2012 and 2011, the Company owes Mr. Howell $273,770  and $153,770,  respectively under the agreement.

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

NOTE 12- FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $540,350 for the year ended December 31, 2011 and has an accumulated deficit of $4,443,202 at March 31, 2012. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

The Company had revenues of $0 for the quarter ended March 31, 2012 as compared to $0 for the quarter ended March 31, 2011. The costs of sales for the same period were $0 in 2012 as compared to $0 for 2011. The Company incurred expenses of $77,192 for the quarter ended March 31, 2012 as compared to $85,632 for the quarter ended March 31, 2011. The expenses in the first quarter of 2012 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of March 31, 2012 was $572.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended March 31, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

Dated: May 16, 2012	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer