Form 10-Q
period 2012-06-30
HST Global, Inc.
filed 2012-08-20
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of June 30, 2012 was 36,719,854 shares.

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

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibit

15

Signatures

16

HST GLOBAL INC. AND SUBSIDIARIES

(a Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 (unaudited) and December 31, 2011

	June 30,2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 1,091	$ 456
Property, plant and equipment, net of accumulated depreciation	-	-

Total Assets	$ 1,091	$ 456

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$ 21,748	$ 28,400
Accounts payable and accrued expenses – related party	745,959	595,959
Deposits – Shareholder	200,000	200,000
Advances from related parties	737,577	685,434
Note payable – related party	396,000	396,000

Total Liabilities	$ 2,101,285	$ 1,905,794

Stockholders' Equity (Deficiency):
Preferred stock; 5,000,000 shares authorized;$.001 par value; 1,000,000 shares issued and none outstanding	-	-
Common stock; 100,000,000 shares authorized; $.001 par value; 36,719,854 shares issued and outstanding at June 30, 2012; and December 31, 2011,respectively	36,720	36,720
Additional paid-in capital	2,423,952	2,423,952
Deficit accumulated during the development stage	(4,560,865)	(4,366,010)

Total Stockholders' Equity (Deficiency)	$ (2,100,193)	$ (1,905,338)

Total Liabilities and Stockholders' Equity/(Deficit)	$ 1,092	$ 456

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011 and for

the Period from the Date of Inception (August 6, 2007) to June 30, 2012

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From Date of Inception (August 6, 2007) to June 30, 2012

Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses:
Salaries	-	-	-	-	176,031
Consulting	30,000	30,000	60,000	60,500	2,141,600
Loss on extinguishment of debt – related parties					160,000
General and administrative expenses	70,779	68,965	117,971	124,097	1,848,738

Total Operating Expenses	100,779	98,965	177,971	184,597	4,326,369

Net (Loss) From Operations	(100,779)	(98,965)	(177,971)	(184,597)	(4,326,369)

Interest expense	8,442	-	16,884	-	195,368

Net (Loss)	$ (109,221)	$ (98,965)	$ (194,855)	$ (184,597)	$ (4,521,737)

Net Income (Loss) Per Share: Basic And Diluted – Common	$ (0.0)	$ (0.0)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding: Basic And Diluted – Common	36,719,854	36,719,854	36,719,854	35,386,520

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011 and for

the Period from the Date of Inception (August 6, 2007) to March 31, 2012

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From Date of Inception (August 6, 2007) to June 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ (194,855)	$ (184,597)	$ (4,521,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	244	2,916
Common stock issued for services	-	-	150,390
Loss on extinguishment of debt - related parties	-	-	160,000
Changes in operations-assets and liabilities:
Increase (Decrease) in Note payable - related parties	-	-	196,000
Increase (Decrease) in Accounts payable and accrued expenses - related parties	150,000	150,964	1,396,971
Increase (Decrease) in Accounts payable and accrued expenses	(6,653)	(14,413)	21,748
Increase (Decrease) in Advances from related parties	16,883	-	53,411
Net Cash used in Operating Activities	(34,625)	(47,802)	(2,540,301)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Acquisition cost	-	-	-
Net Cash used in Investing Activities	$ -	$ -	$ (2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,226,750
Proceeds from Deposits from shareholders	-	-	450,000
Proceeds from notes payable - related parties	-	24,100	200,000
Proceeds from Advances from related parties	35,260	23,564	687,191
Repayment of advances from related parties	-	-	(3,036)
Effect of merger adjustment	-	-	(16,596)
Net cash provided by financing activities	35,260	47,664	2,544,309

Net Increase (decrease) in cash	635	(138)	1,091

Cash At Beginning Period	456	560	-

Cash At End Of Period	$ 1,091	$ 422	$ 1,091

Cash paid for interest	$ -	$ -	$ -

Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for services	$ -	$ -	$ 150,390
Common stock issued for payment of accrued expenses	$ -	$ 320,000	$ 651,000
Common stock issued for deposits	$ -	$ -	$ 250,000

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of HST Global, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly they do not include all the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of  June 30, 2012 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. These interim financial statements should be read in conjunction with that report.

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
The Health Network, Inc.	$ 275,462	$ 185,462
Ronald Howell	303,770	243,770
Eric Clemons	166,727	166,727

Total	$ 745,959	$ 595,959

NOTE 7 – SHAREHOLDER DEPOSITS

During July and August of 2009, the company received a total of $200,000 from an investor as a deposit for the purchase of common stock. This transaction has been reported as shareholder deposits on the company's financial statements.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

In connection with the reverse acquisition described in note 3 to the financial statements, the Company agreed to pay the former shareholders of the target company the sum of $100,000.  This note does carry an interest amount and is repayable upon demand by the holder of the note. Although the note does not carry a stated interest rate, there is a provision that the Company would owe an additional $50,000 if the note was not paid by a certain date or upon demand by the holder of the note.  The Company did not repay the note by the due date and has accrued an additional $50,000 owed under the terms of the note. Management of the Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.

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

As of December 31, 2010, the Company had not issued the shares of common stock.  The Company has accrued interest in the amount of $46,000 owed under the terms of this agreement.  The Company recorded interest in the amount of $26,000 which represents the 200,000 shares of common stock valued at $.13 per share which was the trading price of the Company’s common stock on the date the agreement was executed by the Company.  The Company has also accrued an additional $20,000 as interest owed at December 31, 2010 based upon the terms of the promissory note. No additional interest has been accrued under this note for the quarter ended June 30, 2012.

The company has not repaid this note and there is no provision for additional interest once the note is in default.  This note was guaranteed by a former consultant of the Company.  The Company disputes the amount owed under this note and is currently assessing the legal issues surrounding this obligation.

NOTE 9 – ADVANCES FROM SHAREHOLDER

Mr. Howell has advanced $446,300 to the Company to assist with working capital needs.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At June 30, 2012  the Company owes Mr. Howell the amount of $519,639 which includes accrued interest in the amount of $73,339.

The Health Network, Inc., a company that is controlled by Mr. Howell has advanced the company $70,359 during the period ending June 30, 2012.  These advances do not include a stated interest rate and are payable upon demand.

Mr. Clemons has advanced $124,335 to the Company loans to assist with working capital needs and was repaid $3,036 of these advances.  These advances accrue interest at a rate of six percent (6%) per annum of the unpaid balance.  At June 30, 2012 the Company has recognized a liability to Mr. Clemons in the amount of $147,579 which includes accrued interest in the amount of $26,280.

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

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. The company paid a total $10,000 to The Health Network during 2010.  The Company issued 7,000,000 shares of common stock valued at  $280,000 in February of 2011 as a partial payment for amounts due under this agreement.  At June 30, 2012 and 2011, the Company owed THN an amount of $230,462 and  $49,499  respectively,  for amounts due under this agreement.

CONSULTING AGREEMENTS

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010.  Mr. Howell received 1,714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and $0 during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of June 30, 2012 and 2011, the Company owes Mr. Howell $303,770  and $153,770,  respectively under the agreement.

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

NOTE 12- FINANCIAL CONDITION AND GOING CONCERN

The Company's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $540,350 for the year ended December 31, 2011 and has an accumulated deficit of $4,560,865 at June 30, 2012. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

The Company had revenues of $0 for the quarter ended June 30, 2012 as compared to $0 for the quarter ended March 31, 2011. The costs of sales for the same period were $0 in 2012 as compared to $0 for 2011. The Company incurred expenses of $89,186 for the quarter ended June 30, 2012 as compared to $98,965 for the quarter ended June 30, 2011. The expenses in the second quarter of 2012 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of June 30, 2012 was $1,091.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: August 20, 2012	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer