Form 10-K
period 2012-12-31
HST Global, Inc.
filed 2013-04-16
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

6

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

7

Item 8.

Financial Statements and Supplementary Data

8

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A.

Controls and Procedures

20

Item 9B.

Other Information

21

Part III

Item 10.

Directors and Executive Officers of the Registrant

21

Item 11.

Executive Compensation

22

Item 12.

Security Ownership of Certain Beneficial Owners and Management

26

Item 13.

Certain Relationships and Related Transactions, and Director Independence

26

Item 14.

Principal Accounting Fees and Services

27

Part IV

Item 15.

Exhibits and Financial Statement Schedules

28

Signatures

29

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

High

Low

Fiscal 2012

First Quarter

0.0022

0.0016

Second Quarter

0.0022

0.0022

Third Quarter

0.089

0.001

Fourth Quarter

0.027

0.0054

Fiscal 2011

First Quarter

0.11

0.03

Second Quarter

0.059

0.023

Third Quarter

0.025

0.007

Fourth Quarter

0.015

0.002

As of December 31, 2012, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

Penny Stock Regulations

Our common stock is quoted in United States markets on the OTC BB under the symbol "HSTC.OB." The sale price of our common stock has been reported as low as $0.001 per share. As such, the Company's common stock may be subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

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

Number of Shares Outstanding

As of December 31, 2012, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding and 9,951,329 freely tradable shares in the public float. These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding.

Recent Sales of Unregistered Securities

The following represent all sales of unregistered securities during fiscal 2012 and the subsequent interim period up to the date hereof:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2012, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2012 and 2011.  The Company incurred expenses of $342,155 for the year ended December 31, 2012, compared to $504,238 in 2011. The decrease in expenses in 2012 was primarily a result of a reduction in compensation paid to consultants and general and administrative expenses.  We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the development stage.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2012 was $1,222.

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

F-13

Notes to Consolidated Financial Statements

F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HST Global, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of HST Global, Inc. (a Development Stage Company) (the Company) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and for the period August 6, 2007 (date of inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2011 were audited by other auditors whose report, dated April 10, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HST Global, Inc. (a Development Stage Company) as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and for the period August 6, 2007 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, he Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2013

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets

Cash and cash equivalents	$ 1,222	$ 456

Total Current Assets	1,222	456

Fixed Assets, Net	-	-

Total Assets	$ 1,222	$ 456

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$ 8,563	$ 28,400
Accounts payable and accrued expenses - related parties	505,959	325,959
Accrued officer compensation	390,000	270,000
Accrued related party interest	162,502	128,736
Notes payable - related party	1,215,459	1,152,699

Total Current Liabilities	2,282,483	1,905,794

Total Liabilities	2,282,483	1,905,794

Stockholders' Deficit

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Deficit accumulated during the development stage	(4,702,805)	(4,326,882)

Total Stockholders' Deficit	(2,281,261)	(1,905,338)

Total Liabilities and Stockholders' Deficit	$ 1,222	$ 456

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

From Date of
	Year Ended	Year Ended	Inception (August 6, 2007) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$ -	$ -	$ -

Operating Expenses:
Salaries	$ -	$ -	$ 176,031
Consulting	120,000	119,600	2,201,600
General and administrative expenses	222,155	224,638	1,952,922
Loss on extinguishment of debt - related parties	-	160,000	160,000
.
Total Operating Expenses	$ 342,155	$ 504,238	$ 4,490,553

Net Loss From Operations	$ (342,155)	$ (504,238)	$ (4,490,553)

Other Expenses
Interest expense	$ (33,768)	$ 36,112	$ 212,252

Total Other Expenses	33,768	36,112	212,252

Loss Before Income Taxes	$ (375,923)	$ (540,350)	$ (4,702,805)

Provision for Income Taxes	-	-	-

Net Loss	$ (375,923)	$ (540,350)	$ (4,702,805)

Net Income Loss Per Share: Basic And Diluted - Common	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	36,053,187

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance at inception on August 6, 2007	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued for cash	-	-	1,500	2	1,498	-	1,500
Net loss from August 6, 2007 to December 31, 2007	-	-	-	-	-	(62,737)	(62,737)

Balance, December 31, 2007	-	-	1,500	2	1,498	(62,737)	(61,237)

Recapitalization - reverse acquisition	-	-	24,030,353	24,030	(40,625)	-	(16,595)
Common stock issued for cash	-	-	839,200	839	1,048,161	-	1,049,000
Common stock issued for services	-	-	15,000	15	142,485	-	142,500
Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,513,333)	(1,513,333)

Balance, December 31, 2008	-	-	24,886,053	24,886	1,151,519	(1,576,070)	(399,665)

Common stock issued for cash	-	-	341,086	341	425,909	-	426,250
Common stock issued for services	-	-	7,000	7	7,883	-	7,890
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,362,612)	(1,362,612)

Balance, December 31, 2009	-	-	25,234,139	25,234	1,585,311	(2,938,682)	(1,328,137)

Common stock issued for services	-	-	3,485,715	3,486	327,513	-	330,999
Net loss for the year ended December 31, 2010	-	-	-	-	-	(847,850)	(847,850)

Balance, December 31, 2010	-	-	28,719,854	28,720	1,912,824	(3,786,532)	(1,844,988)

Common stock issued for services	-	-	1,000,000	1,000	59,000	-	60,000
Common stock issued for debt	-	-	7,000,000	7,000	413,000	-	420,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	(540,350)	(540,350)

Balance, December 31, 2011	-	-	36,719,854	36,720	2,384,824	(4,326,882)	(1,905,338)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(375,923)	(375,923)

Balance, December 31, 2012	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (4,702,805)	$ (2,281,261)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED CASH FLOWS

			From Date of Inception (August
	Year Ended	Year Ended	6, 2007) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows From Operating Activities:
Net loss	(375,923)	(540,350)	(4,702,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	488	2,917
Common stock issued for services	-	60,000	541,389
Loss on extinguishment of debt - related parties	-	160,000	160,000
Changes in operating assets and liabilities:
Accrued notes payable-related party penalties	-	-	50,000
Accounts payable and accrued expenses	(19,839)	223,100	268,563
Accounts payable and accrued expenses - related parties	180,000	(139,036)	505,959
Accrued officer compensation	120,000	120,000	390,000
Accrued related party interest	33,768	75,594	162,502
Net Cash used in Operating Activities	(61,994)	(40,204)	(2,621,475)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Net Cash used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,476,750
Proceeds from notes payable - related party	62,760	43,136	1,168,495
Repayment on notes payable - related party	-	(3,036)	(3,036)
Effect of merger adjustment	-	-	(16,595)
Net cash provided by financing activities	62,760	40,100	2,625,614

Net Increase (decrease) in cash	766	(104)	1,222

Cash at Beginning of Period	456	560	-

Cash at End of Period	$ 1,222	$ 456	$ 1,222

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for debt	-	-	420,000

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2012

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Reclassification

The Company has made certain reclassifications in the balance sheet and stockholders’ deficit from the prior year to make the financial statements consistent with the current year balances.

Basis of Presentation

The accompanying financial statements and related notes include the activity of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K.

Development Stage Company Classification

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 6, 2007).

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2012

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2012 and 2011, nor were any interest or penalties accrued as of December 31, 2012 and 2011.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of December 31, 2012 and 2011.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2012, the Company has not issued any employer stock options.

Fair Value of Financial Instruments

The Company adopted ASC 820 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2012

The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the money it needs from public offerings, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and is unable to raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – REVERSE MERGER, ACQUISITION AND BUSINESS DISPOSAL

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

For the Year Ended December 31, 2012

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
The Health Network, Inc.	$ 365,462	$ 185,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 325,959

Please see Note 7 for further explanation of these liabilities.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2012, the Company received $62,760 in additional cash loans from various related parties.

Total related party notes payable as of December 31, 2012 were $1,215,459.  Of this total, $567,599 of related party notes payable are unsecured, bear interest at 6 percent per annum, and are due on demand. Also of this total, $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand.  The remaining $397,860 of related party notes payable is unsecured, bears no interest, and is due on demand.

Included in the related party notes payable balance is a $50,000 penalty fee associated with one of its related party notes due to nonpayment.

NOTE 7 - RELATED PARTY TRANSACTIONS

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently accrues $15,000 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. At December 31, 2012 and 2011, the Company owes THN an amount of $365,462 and $185,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2012 and 2011, the Company owes Mr. Howell $320,000 and $200,000, respectively under the agreement, of which is classified under accrued officer compensation on the balance sheet.

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2012

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  The Company continued to accrue amounts owed under this agreement through July of 2010.  As of December 31, 2012 and 2011, the Company owes Mr. Clemons $70,000 and $70,000, respectively under the agreement, of which is classified under accrued officer compensation on the balance sheet.

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

On May 5, 2008, Health Source Technologies, Inc. issued 1,500 shares of common stock for cash at $1.00 per share, for an aggregate total of $1,500.  These shares were exchanged for shares of the Company on May 9, 2008.

On August 20, 2008, the Company issued 839,200 shares of common stock for cash at $1.25 per share, for an aggregate total of $1,049,000. The Company also issued 15,000 shares of common stock for services at $9.50 per share, for an aggregate total of $142,500.

On February 20, 2009, the Company issued 60,037 shares of common stock for cash at $1.249 per share, for an aggregate total of $75,000.

On March 16, 2009, the Company issued 20,012 shares of common stock for cash at $1.249 per share, for an aggregate total of $25,000.

On June 9, 2009, the Company issued 61,037 shares of common stock for cash at $1.249 per share, for an aggregate total of $76,250.

On October 28, 2008, the Company issued 200,000 shares of common stock for cash at $1.25 per share, for an aggregate total of $250,000.

On June 10, 2009, the Company issued 5,000 shares of common stock for services at $1.25 per share, for an aggregate total of $6,250.

On June 15, 2009, the Company issued 2,000 shares of common stock for services at $0.82 per share, for an aggregate total of $1,640.

On January 20, 2010, the Company issued 3,185,715 shares of common stock for services at $0.07 per share, for an aggregate total of $223,000.

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2012

On April 23, 2010, the Company issued 150,000 shares of common stock for services at $0.50 per share, for an aggregate total of $75,000.

On May 20, 2010, the Company issued 150,000 shares of common stock for services at $0.22 per share, for an aggregate total of $32,999.

On February 2, 2011, the Company issued 1,000,000 shares of common stock for services at $0.06 per share, for an aggregate total of $60,000.

On February 2, 2011, the Company issued 7,000,000 shares of common stock for settlement of debts.  These shares were valued at $420,000, or $0.06 per share based on the quoted market price of the shares on the date of issuance.

NOTE 9 – INCOME TAXES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	December 31, 2011
Income tax benefit attributable to:
Net operating loss	$ (127,814)	$ (183,719)
Common stock issued for services	-	20,400
Change in valuation allowance	127,814	163,319
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	December 31, 2011
Deferred tax asset attributable to:
Net operating loss carry forwards	$(1,633,588)	$(1,505,774)
Common stock issued for services	184,072	184,072
Valuation allowance	1,449,516	1,321,702
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2012, the Company had an unused net operating loss carry-forward of approximately $1,633,588 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2012 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	65	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2012 and our own records, we believe that Mr. Howell failed to file timely a Form 4 to report initial beneficial ownership.

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

Grants of Plan-Based Awards Table for Fiscal Year 2012

The Company currently does not participate in any equity award plan. During fiscal 2012, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2012

During fiscal 2012, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2011 and 2012. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2012	0	0	120,000(1)	0	0	0	0
Ron Howell	2011	0	0	120,000(1)	0	0	0	0

1. Mr. Howell receives $10,000 per month from the Company pursuant to a consulting agreement.

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

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2012. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Madsen & Associates, the Company's independent public accounting firm, during the fiscal years ended December 31, 2011 and 2012.

	2011	2012
Audit fees	$ 26,235	$ 29,495
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 26,235	$ 29,495

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page F-9:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2012

Consolidated Statements of Operations for the years ended December 31, 2011, and 2012

Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2011 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2012

Notes to Consolidated Financial Statements

Exhibits

The following Exhibits are included herein:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data Files*

*to be added by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HST GLOBAL, INC.

(the registrant)

By: \s\ Ron Howell

Ron Howell

Chief Executive Officer

Date: April 16, 2012