Form 10-K/A
period 2012-12-31
HST Global, Inc.
filed 2013-04-26
CIK 797564

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

Explanatory Note

This Amendment No. 1 to the Annual Report of HST Global, Inc. on Form 10-K for the Year Ended December 31, 2012 is being filed to include the Financial Statements in the requisite interactive data format (XBRL).

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

22

Part III

Item 10.

Directors and Executive Officers of the Registrant

22

Item 11.

Executive Compensation

23

Item 12.

Security Ownership of Certain Beneficial Owners and Management

27

Item 13.

Certain Relationships and Related Transactions, and Director Independence

27

Item 14.

Principal Accounting Fees and Services

28

Part IV

Item 15.

Exhibits and Financial Statement Schedules

29

Signatures

30

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description

Page

Report of Independent Registered Public Accounting Firm

F-9

Consolidated Balance Sheets

F-11

Consolidated Statements of Operations

F-12

Consolidated Statements of Changes in Shareholders’ Interest

F-13

Consolidated Statements of Cash Flows

F-14

Notes to Consolidated Financial Statements

F-15

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

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED CASH FLOWS

			From Date of Inception (August
	Year Ended	Year Ended	6, 2007) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows From Operating Activities:
Net loss	$ (375,923)	$ (540,350)	$ (4,702,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	488	2,917
Common stock issued for services	-	60,000	541,389
Loss on extinguishment of debt - related parties	-	160,000	160,000
Changes in operating assets and liabilities:
Accrued notes payable-related party penalties	-	-	50,000
Accounts payable and accrued expenses	(19,839)	223,100	268,563
Accounts payable and accrued expenses - related parties	180,000	(139,036)	505,959
Accrued officer compensation	120,000	120,000	390,000
Accrued related party interest	33,768	75,594	162,502
Net Cash used in Operating Activities	(61,994)	(40,204)	(2,621,475)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Net Cash used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,476,750
Proceeds from notes payable - related party	62,760	43,136	1,168,495
Repayment on notes payable - related party	-	(3,036)	(3,036)
Effect of merger adjustment	-	-	(16,595)
Net cash provided by financing activities	62,760	40,100	2,625,614

Net Increase (decrease) in cash	766	(104)	1,222

Cash at Beginning of Period	456	560	-

Cash at End of Period	$ 1,222	$ 456	$ 1,222

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for debt	-	-	420,000

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

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

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2012	0	0	120,000(1)	0	0	0	0
Ron Howell	2011	0	0	120,000(1)	0	0	0	0

1. Mr. Howell receives $10,000 per month from the Company pursuant to a consulting agreement.

Outstanding Equity Awards At Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 1, 2010. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned(1,3)	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	27,041,982(2)	73.6%	Common

All Directors and Officers as a Group	27,041,982	73.6%	Common

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

Date: April 25, 2012