Form 10-Q
period 2013-03-31
HST Global, Inc.
filed 2013-05-15
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of May 13, 2013 was 36,719,854 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheets

3

Condensed Statements of Operations

 4

Condensed Statements of Cash Flows

5

Notes to Condensed Financial Statements

6

Item 2.

Management's Discussion & Analysis of Financial Condition and Results of operations

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.

Controls and Procedures

12

PART II - OTHER INFORMATION

13

Item 1.

Legal Proceedings

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibit

13

Signatures

14

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

Current Assets

Cash and cash equivalents	$ 1,330	$ 1,222

Total Current Assets	1,330	1,222

Fixed Assets, net	-	-

Total Assets	$ 1,330	$ 1,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$ 2,864	$ 8,563
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	420,000	390,000
Accrued related party interest	171,016	162,502
Notes payable - related party	1,222,459	1,215,459

Total Current Liabilities	2,322,298	2,282,483

Total Liabilities	2,322,298	2,282,483

Stockholders' Deficit

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Deficit accumulated during the development stage	(4,742,512)	(4,702,805)

Total Stockholders' Deficit	(2,320,968)	(2,281,261)

Total Liabilities and Stockholders' Deficit	$ 1,330	$ 1,222

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	Three Months Ended March 31,		From Inception on August 6, 2007 through March 31,
	2013	2012	2013
	(Unaudited)

Revenues	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses

Salaries	-	-	176,031
Consulting	30,000	30,000	2,231,600
General and administrative	1,193	47,192	1,954,115
Loss on extinguishment of debt - related parties	-	-	160,000

Total Operating Expenses	31,193	77,192	4,521,746

Loss from Operations	(31,193)	(77,192)	(4,521,746)

Other Expense

Interest expense	(8,514)	(8,442)	(220,766)

Total Other Expense	(8,514)	(8,442)	(220,766)

Loss Before Income Taxes	(39,707)	(85,634)	(4,742,512)

Provision For Income Taxes	-	-	-

Net Loss	$ (39,707)	$ (85,634)	$ (4,742,512)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,		From Inception on August 6, 2007 Through March 31,
	2013	2012	2013
	(Unaudited)
Cash Flows From Operating Activities:

Net loss	$ (39,707)	$ (85,634)	$ (4,742,512)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-		2,917
Common stock issued for services	-		541,389
Loss on extinguishment of debt - related parties	-		160,000
Changes in operating assets and liabilities:
Change in accrued notes payable-related party penalties	-	-	50,000
Change in accounts payable and accrued expenses	(5,699)	(20,051)	262,864
Change in accounts payable and accrued expenses - related parties	-	44,999	505,959
Change in accrued officer compensation	30,000	30,000	420,000
Change in accrued related party interest	8,514	8,442	171,016

Net Cash Used in Operating Activities	(6,892)	(22,244)	(2,628,367)

Cash Flows From Investing Activities:

Purchase of equipment	-	-	(2,917)

Net Cash Used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:

Proceeds from sale of common stock	-	-	1,476,750
Proceeds from notes payable - related party	7,000	22,360	1,175,495
Repayment on notes payable - related party	-		(3,036)
Effect of merger adjustment	-	-	(16,595)

Net cash provided by financing activities	7,000	22,360	2,632,614

Net Increase (decrease) in cash	108	116	1,330

Cash at Beginning of Period	1,222	456	-

Cash at End of Period	$ 1,330	$ 572	$ 1,330

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for debt	$ -	$ -	$ 420,000

The Accompanying Notes are an Integral Part of these Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 and December 31, 2012

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

The Accompanying Notes are an Integral Part of these Financial Statements

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at March 31 and December 31, 2012.

	March 31, 2013	December 31, 2012
The Health Network, Inc.	$ 365,462	$ 365,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 505,959

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2012 the Company owed $1,215,459 to related parties. During the three month period ended March 31, 2013, the Company received $7,000 in additional cash loans from a related party, leaving a balance of $1,222,459 as of March 31, 2013. Of this total, $574,599 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $397,860 is unsecured, bears no interest, and is due on demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of March 31, 2013 and December 31, 2012, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of March 31, 2013 and December 31, 2012, the Company owes Mr. Howell $350,000 and $320,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at March 31, 2013 and December 31, 2012 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

NOTE 9 – SUBSEQUENT EVENTS

On April 9, 2013, the Company executed a note payable in the amount of $10,000. The note bears interest at 6 percent per annum and is due on demand.

On April 25, 2013, the Company executed a note payable in the amount of $14,000. The note bears interest at 6 percent per annum and is due on demand.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations – The Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

The Company had revenues of $0 for the quarter ended March 31, 2013 as compared to $0 for the quarter ended March 31, 2012. The costs of sales for the same period were $0 in 2012 as compared to $0 for 2011. The Company incurred expenses of $39,707 for the quarter ended March 31, 2013 as compared to $85,634 for the quarter ended March 31, 2012. The expenses in the first quarter of 2013 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of March 31, 2013 was $1,330.

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

Changes in Internal Controls

During the Quarter ended March 31, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company had entered to certain loan agreements as referenced in Note 6 of the Financial Statements for the Year Ended December 31, 2010, filed with the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 (incorporated herein by this reference).  Facts have come to the Company’s attention that causes the Company to believe that the debts have been extinguished.  However, the Company cannot offer any assurance that the holders of the debt will not seek to enforce rights that the holders believe they may have under the respective agreements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

Dated: May 15, 2013	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer