Form 10-Q
period 2013-09-30
HST Global, Inc.
filed 2013-11-19
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of September 30, 2013 was 36,719,854 shares.

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

13

Signatures

14

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Consdensed Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)

Current Assets

Cash and cash equivalents	$ 1,277	$ 1,222

Total Current Assets	1,277	1,222

Total Assets	$ 1,277	$ 1,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$ 12,653	$ 8,563
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	480,000	390,000
Accrued related party interest	188,884	162,502
Notes payable - related party	1,245,416	1,215,459

Total Current Liabilities	2,432,912	2,282,483

Total Liabilities	2,432,912	2,282,483

Stockholders' Deficit

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Deficit accumulated during the development stage	(4,853,179)	(4,702,805)

Total Stockholders' Deficit	(2,431,635)	(2,281,261)

Total Liabilities and Stockholders' Deficit	$ 1,277	$ 1,222

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on August 6, 2007 through September 30,
	2013	2012	2013	2012	2013

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses

Salaries	-	-	-	-	176,031
Consulting	30,000	30,000	90,000	90,000	2,291,600
General and administrative	7,144	53,032	33,993	171,003	1,986,915
Loss on extinguishment of debt - related parties	-	-	-	-	160,000

Total Operating Expenses	37,144	83,032	123,993	261,003	4,614,546

Loss from Operations	(37,144)	(83,032)	(123,993)	(261,003)	(4,614,546)

Other Expense

Interest expense	(8,933)	(8,443)	(26,381)	(25,327)	(238,633)

Total Other Expense	(8,933)	(8,443)	(26,381)	(25,327)	(238,633)

Loss Before Income Taxes	(46,077)	(91,475)	(150,374)	(286,330)	(4,853,179)

Provision For Income Taxes	-	-	-	-	-

Net Loss	$ (46,077)	$ (91,475)	$ (150,374)	$ (286,330)	$ (4,853,179)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Number of Common Shares Outstanding	36,719,854	36,719,854	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Consdensed Statements of Cash Flows

	Nine Months Ended September 30,		From Inception on August 6, 2007 Through September 30,
	2013	2012	2013
	(Unaudited)
Cash Flows From Operating Activities:

Net loss	$ (150,374)	$ (286,330)	$ (4,853,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by related party	757	-	757
Depreciation and amortization	-	-	2,917
Common stock issued for services	-	-	541,389
Loss on extinguishment of debt - related parties	-	-	160,000
Changes in operating assets and liabilities:
Change in accrued notes payable-related party penalties	-	-	50,000
Change in accounts payable and accrued expenses	4,090	(25,931)	272,653
Change in accounts payable and accrued expenses - related parties	-	135,000	505,959
Change in accrued officer compensation	90,000	90,000	480,000
Change in accrued related party interest	26,382	25,327	188,884

Net Cash Used in Operating Activities	(29,145)	(61,934)	(2,650,620)

Cash Flows From Investing Activities:

Purchase of equipment	-	-	(2,917)

Net Cash Used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:

Proceeds from sale of common stock	-	-	1,476,750
Proceeds from notes payable - related party	29,200	62,760	1,197,695
Repayment on notes payable - related party	-		(3,036)
Effect of merger adjustment	-	-	(16,595)

Net cash provided by financing activities	29,200	62,760	2,654,814

Net Increase (decrease) in cash	55	826	1,277

Cash at Beginning of Period	1,222	456	-

Cash at End of Period	$ 1,277	$ 1282	$ 1,277

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for debt	$ -	$ -	$ 420,000

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Consdensed Statements of Cash Flows

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of September 30, 2013 and 2012.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of September 30, 2013, the Company has not issued any employer stock options.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at September 30, 2013 and December 31, 2012.

	September 30,2013	December 31, 2012
The Health Network, Inc.	$ 365,462	$ 365,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 505,959

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2012 the Company owed $1,215,459 to related parties. During the nine month period ended September 30, 2013, the Company received $29,200 in additional cash loans and had $757 of operating expenses paid on its behalf by a related party, leaving a balance of $1,245,416 as of September 30, 2013. Of this total, $588,599 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $406,817 is unsecured, bears no interest, and is due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of September 30, 2013 and December 31, 2012, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of September 30, 2013 and December 31, 2012, the Company owes Mr. Howell $410,000 and $320,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at September 30, 2013 and December 31, 2012 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company completed a business combination with Health Source Technologies Inc. on May 9, 2008. In conjunction with this acquisition the Board of Directors approved a 25 for 1 reverse split of the Company's common stock. Prior to the acquisition the Company had 30,039,203 shares of common stock outstanding. The issuance of the 66,000,000 new shares of common stock to facilitate the business combination gave the company a total of 96,039,203 shares outstanding immediately before the stock split. After the stock split there were 4,041,568 shares outstanding. In addition, the post-acquisition equity structure was to reflect a 95% ownership by the shareholders of Health Source Technologies, Inc. In order to facilitate this structure, an additional 99,744,800 pre-split shares were issued and delivered to HST shareholders once sufficient authorized capital was available. On December 31, 2008, 3,989,792 post split shares were issued. On December 31, 2008, 3,989,792 post split shares were issued to Ron Howell, an officer and shareholder of the Company and Eric Clemons, a shareholder of the Company to complete the terms of the acquisition agreement. These shares have been retroactively reported in the financial statements as being issued in conjunction with the acquisition that occurred on May 5, 2008.

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

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations – The nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

The Company had revenues of $0 for the quarter ended September 30, 2013 as compared to $0 for the quarter ended September 30, 2012. The costs of sales for the same period were $0 in 2013 as compared to $0 for 2012. The Company incurred expenses of $150,374 for the nine months ended September 30, 2013 as compared to $286,330 for the nine months ended September 30, 2012. The expenses in the nine months of 2013 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of September 30, 2013 was $1,277.

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

Changes in Internal Controls

During the nine months ended September 30, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

None.

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

Dated: November 12, 2013	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer