Form 10-K
period 2013-12-31
HST Global, Inc.
filed 2014-04-04
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

$ 946,469

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2013 the latest practicable date.	36,719,854 Shares

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 150 Research Dr., Hampton VA. We currently share these offices with The Health Network, Inc. ("THN"), of which Ron Howell is President. We have no formal sublease or rental agreement with THN; however, we currently pay to THN $0.00 per month as an operating fee, which includes use of the office space among other things. The combined office and warehouse space is 42,600 square feet.

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

High

Low

Fiscal 2013

First Quarter

0.002

0.011

Second Quarter

0.002

0.011

Third Quarter

0.011

0.007

Fourth Quarter

0.025

0.007

Fiscal 2012

First Quarter

0.0022

0.0016

Second Quarter

0.0022

0.0022

Third Quarter

0.089

0.001

Fourth Quarter

0.027

0.0054

As of December 31, 2013, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

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

Number of Shares Outstanding

As of December 31, 2013, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding and 9,951,329 freely tradable shares in the public float. These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2013, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2013 and 2012.  The Company incurred expenses of $157,348 for the year ended December 31, 2013, compared to $342,155 in 2012. The decrease in expenses in 2013 was primarily a result of a reduction in compensation paid to consultants and general and administrative expenses.  We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the development stage.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2013 was $230.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description

Page

Report of Independent Registered Public Accounting Firm

F-8

Consolidated Balance Sheets

F-9

Consolidated Statements of Operations

F-10

Consolidated Statements of Changes in Shareholders’ Interest

F-11

Consolidated Statements of Cash Flows

F-12

Notes to Consolidated Financial Statements

F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HST Global, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of HST Global, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the cumulative period from August 6, 2007 (date of inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HST Global, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from August 6, 2007 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $4,895,540 for the period from inception through December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 3, 2014

801.783.2950 office

801.783.2960 fax

www.sadlergibb.com | 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets

Cash and cash equivalents	$ 230	$ 1,222

Total Current Assets	230	1,222

Fixed Assets, Net	-	-

Total Assets	$ 230	$ 1,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank overdraft payable	$ 2,360	$ -
Accounts payable and accrued expenses	5,402	8,563
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	510,000	390,000
Accrued related party interest	197,889	162,502
Notes payable - related party	1,252,616	1,215,459

Total Current Liabilities	2,474,226	2,282,483

Total Liabilities	2,474,226	2,282,483

Stockholders' Deficit

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Deficit accumulated during the development stage	(4,895,540)	(4702,805)

Total Stockholders' Deficit	(2,473,996)	(2,281,261)

Total Liabilities and Stockholders' Deficit	$ 230	$ 1,222

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Date of
	Year Ended	Year Ended	Inception (August 6, 2007) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$ -	$ -	$ -

Operating Expenses:
Salaries	$ -	$ -	$ 176,031
Consulting	120,000	120,000	2,321,600
General and administrative expenses	37,348	222,155	1,990,270
Loss on extinguishment of debt - related parties	-	-	160,000
			.
Total Operating Expenses	$ 157,348	$ 342,155	$ 4,647,901

Net Loss From Operations	$ (157,348)	$ (342,155)	$ (4,647,901)

Other Expenses
Interest expense	$ (35,387)	$ (33,768)	$ 247,639

Total Other Expenses	35,387	33,768	247,639

Net Loss	$ (192,735)	$ 375,923)	$ (4,895,540)

Net Loss Per Share: Basic And Diluted - Common	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	36,719,854

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance at inception on August 6, 2007	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued for cash	-	-	1,500	2	1,498	-	1,500
Net loss from August 6, 2007 to December 31, 2007	-	-	-	-	-	(62,737)	(62,737)

Balance, December 31, 2007	-	-	1,500	2	1,498	(62,737)	(61,237)
Recapitalization - reverse acquisition	-	-	24,030,353	24,030	(40,625)	-	(16,595)
Common stock issued for cash	-	-	839,200	839	1,048,161	-	1,049,000
Common stock issued for services	-	-	15,000	15	142,485	-	142,500
Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,513,333)	(1,513,333)

Balance, December 31, 2008	-	-	24,886,053	24,886	1,151,519	(1,576,070)	(399,665)
Common stock issued for cash	-	-	341,086	341	425,909	-	426,250
Common stock issued for services	-	-	7,000	7	7,883	-	7,890
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,362,612)	(1,362,612)

Balance, December 31, 2009	-	-	25,234,139	25,234	1,585,311	(2,938,682)	(1,328,137)
Common stock issued for services	-	-	3,485,715	3,486	327,513	-	330,999
Net loss for the year ended December 31, 2010	-	-	-	-	-	(847,850)	(847,850)

Balance, December 31, 2010	-	-	28,719,854	28,720	1,912,824	(3,786,532)	(1,844,988)
Common stock issued for services	-	-	1,000,000	1,000	59,000	-	60,000
Common stock issued for debt	-	-	7,000,000	7,000	413,000	-	420,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	(540,350)	(540,350)

Balance, December 31, 2011	-	-	36,719,854	36,720	2,384,824	(4,326,882)	(1,905,338)
Net loss for the year ended December 31, 2012	-	-	-	-	-	(375,923)	(375,923)

Balance, December 31, 2012	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (4,702,805)	$ (2,281,261)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(192,735)	(192,735)

Balance, December 31, 2013	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (4,895,540)	$ (2,473,996)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

(a Development Stage Company)

CONSOLIDATED CASH FLOWS

			From Date of Inception (August
	Year Ended	Year Ended	6, 2007) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows From Operating Activities:
Net loss	(192,735)	(375,923)	(4,895,540)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	2,917
Common stock issued for services	-	-	541,389
Loss on extinguishment of debt - related parties	-	-	160,000
Changes in operating assets and liabilities:
Bank overdraft payable	2,360	-	2,360
Accrued notes payable-related party penalties	-	-	50,000
Accounts payable and accrued expenses	(3,162)	(19,839)	265,402
Accounts payable and accrued expenses - related parties	-	180,000	505,959
Accrued officer compensation	120,000	120,000	510,000
Accrued related party interest	35,387	33,768	197,889
Net Cash used in Operating Activities	(38,149)	(61,994)	(2,659,624)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(2,917)
Net Cash used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,476,750
Proceeds from notes payable - related party	37,157	62,760	1,205,652
Repayment on notes payable - related party	-	-	(3,036)
Effect of merger adjustment	-	-	(16,595)
Net cash provided by financing activities	37,157	62,760	2,662,771

Net Increase (decrease) in cash	(992)	766	230

Cash at Beginning of Period	1,222	456	-

Cash at End of Period	$ 230	$ 1,222	$ 230

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for debt	-	-	420,000

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

For the Years Ended December 31, 2013 and 2012

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2013 and 2012, nor were any interest or penalties accrued as of December 31, 2013 and 2012.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2013 and 2012.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2013, the Company has not issued any employer stock options.

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

For the Years Ended December 31, 2013 and 2012

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
The Health Network, Inc.	$ 365,462	$ 365,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 505,959

Please see Note 6 for further explanation of these liabilities.

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2013, the Company received $37,157 in additional cash loans from various related parties.

Total related party notes payable as of December 31, 2013 were $1,252,616.  Of this total, $595,800 of related party notes payable are unsecured, bear interest at 6 percent per annum, and are due on demand. Also of this total, $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand.  The remaining $406,816 of related party notes payable is unsecured, bears no interest, and is due on demand.

Included in the related party notes payable balance is a $50,000 penalty fee associated with one of its related party notes due to nonpayment.

NOTE 6 - RELATED PARTY TRANSACTIONS

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company currently accrues $0.00 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. At December 31, 2013 and 2012, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2013 and 2012, the Company owes Mr. Howell $440,000 and $320,000, respectively under the agreement, of which is classified under accrued officer compensation on the balance sheet.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  The Company continued to accrue amounts owed under this agreement through July of 2010.  As of December 31, 2013 and 2012, the Company owes Mr. Clemons $70,000 and $70,000, respectively under the agreement, of which is classified under accrued officer compensation on the balance sheet.

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

For the Years Ended December 31, 2013 and 2012

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

NOTE 8 – INCOME TAXES

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

HST Global, Inc.

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	December 31, 2012
Income tax benefit attributable to:
Net operating loss	$ (65,530)	$ (127,814)
Common stock issued for services	-	-
Change in valuation allowance	65,530	127,814
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carry forwards	$ (1,699,118)	$ (1,633,588)
Common stock issued for services	184,072	184,072
Valuation allowance	1,515,045	1,449,516
Net deferred tax asset	$ -	$ -

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2013, the Company had an unused net operating loss carry-forward of approximately $1,699,118 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2013 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	66	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2013 and our own records, we believe that no director, officer or control person of the Company failed to file timely Section 16(a) report during fiscal 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Discussion and Analysis

We do not have a standing compensation committee. Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

•

attract, retain and motivate skilled and knowledgeable individuals;

•

ensure that compensation is aligned with our corporate strategies and business objectives;

•

promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•

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

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2013. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

(1)

Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2013 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2013

The Company currently does not participate in any equity award plan. During fiscal 2012, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2013

During fiscal 2013, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2013 and 2012. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2013	0	0	120,000(1)	0	0	0	0
Ron Howell	2012	0	0	120,000(1)	0	0	0	0

1. Mr. Howell receives $10,000 per month from the Company pursuant to a consulting agreement.

Outstanding Equity Awards At Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2013. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell[2], Chief Executive Officer, Interim Chief Financial Officer and Chairman	27,041,982	73.6%	Common
All Directors and Officers as a Group	27,041,982	73.6%	Common

(1)

The percentage of shares owned is based on 36,719,854 shares of common stock outstanding as of December 31, 2013.  Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

The Company currently pays The Health Network, Inc. $0.00 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services thru December 31, 2013. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Sadler Gibb LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2012 and 2013.

	2012	2013
Audit fees	$ 29,495	$ 17,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 29,495	$ 17,500

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page F-9:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2013

Consolidated Statements of Operations for the years ended December 31, 2012, and 2013

Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2012 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2013

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

Date: April 4, 2014