Form 10-Q
period 2014-06-30
HST Global, Inc.
filed 2014-08-14
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of August 14, 2014 was 36,719,854 shares.

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

13

Signatures

14

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)

Current Assets

Cash and cash equivalents	$ 79	$ 230

Total Current Assets	79	230

Fixed Assets, net	-	-

Total Assets	$ 79	$ 230

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	$ -	$ 2,360
Accounts payable and accrued expenses	7,924	5,402
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	570,000	510,000
Accrued related party interest	215,763	197,889
Notes payable - related party	1,268,100	1,252,616

Total Current Liabilities	2,567,746	2,474,226

Total Liabilities	2,567,746	2,474,226

Stockholders' Deficit

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Deficit accumulated during the development stage	(4,989,211)	(4,895,540)

Total Stockholders' Deficit	(2,567,667)	(2,473,996)

Total Liabilities and Stockholders' Deficit	$ 79	$ 230

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception on August 6, 2007 through June 30,
	2014	2013	2014	2013	2014

Revenues	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses

Salaries	-	-	-	-	176,031
Consulting	30,000	30,000	60,000	60,000	2,381,600
General and administrative	8,437	25,656	15,796	26,849	2,006,067
Loss on extinguishment of debt - related parties	-	-	-	-	160,000

Total Operating Expenses	38,437	55,656	75,796	86,849	4723,698

Loss from Operations	(38,437)	(55,656)	(75,796)	(86,849)	(4,723,698)

Other Expense

Interest expense	(8,937)	(8,934)	(17,874)	(17,448)	(265,513)

Total Other Expense	(8,937)	(8,934)	(17,874)	(17,448)	(265,513)

Loss Before Income Taxes	(47,374)	(64,590)	(93,670)	(104,297)	(4,989,211)

Provision For Income Taxes	-	-	-	-	-

Net Loss	$ (47,374)	$ (64,590)	$ (93,670)	$ (104,297)	$ (4,989,211)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Number of Common Shares Outstanding	36,719,854	36,719,854	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended June 30,		From Inception on August 6, 2007 Through June 30,
	2014	2013	2014
	(Unaudited)
Cash Flows From Operating Activities:

Net loss	$ (93,670)	$ (104,297)	$ (4,989,211)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-		2,917
Common stock issued for services	-		541,389
Loss on extinguishment of debt - related parties	-		160,000
Changes in operating assets and liabilities: Bank overdraft payables	(2,360)
Change in accrued notes payable-related party penalties	-	-	50,000
Change in accounts payable and accrued expenses	2,521	5,879	267,924
Change in accounts payable and accrued expenses - related parties	-		505,959
Change in accrued officer compensation	60,000	60,000	570,000
Change in accrued related party interest	17,874	17,448	215,763

Net Cash Used in Operating Activities	(15,635)	(20,970)	(2,675,259)

Cash Flows From Investing Activities:

Purchase of equipment	-	-	(2,917)

Net Cash Used in Investing Activities	-	-	(2,917)

Cash Flows From Financing Activities:

Proceeds from sale of common stock	-	-	1,476,750
Proceeds from notes payable - related party	16,125	21,000	1,221,777
Repayment on notes payable - related party	(641)		(3,677)
Effect of merger adjustment	-	-	(16,595)

Net cash provided by financing activities	15,484	21,000	2,678,255

Net Increase (decrease) in cash	(151)	30	79

Cash at Beginning of Period	230	1,222	-

Cash at End of Period	$ 79	$ 1,252	$ 79

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-Cash Financing Activities:
Common stock issued for debt	$ -	$ -	$ 420,000

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of June 30, 2014 and 2013.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of June 30, 2014, the Company has not issued any employer stock options.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2013 the Company owed $1,252,616 to related parties.  During the six month period ended June 30, 2014, the Company received $16,125 in additional cash loans from a related party and made a payment of $641, leaving a balance of $1,268,100 as of June 30, 2014.  Of this total, $595,800 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $50,000, and is due on demand; and the remaining $422,300 is unsecured, bears no interest, and is due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of June 30, 2014 and December 31, 2013, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of June 30, 2014 and December 31, 2013, the Company owes Mr. Howell $500,000 and $440,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at June 30, 2014 and December 31, 2013 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

Results of Operations – The Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

The Company had revenues of $0 for the quarter ended June 30, 2014 as compared to $0 for the quarter ended June 30, 2013. The costs of sales for the same period were $0 in 2014 as compared to $0 for 2013.

The Company incurred expenses of $47,374 for the three months ended June 30, 2014 as compared to $64,590 for the three months ended June 30, 2013.

The expenses in the three months ending June 30, 2014 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Results of Operations – The Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

The Company had revenues of $0 for the six months ended June 30, 2014 as compared to $0 for the six months ended June 30, 2013. The costs of sales for the same period were $0 in 2014 as compared to $0 for 2013.

The Company incurred expenses of $93,670 for the six months ended June 30, 2014 as compared to $104,297 for the six months ended June 30, 2013.

The expenses in the six months ending June 30, 2014 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of June 30, 2014 was $79, compared to $230 as of December 31, 2013.

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

Changes in Internal Controls

During the Quarter ended June 30, 2014, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: August 14, 2014	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer