Form 10-Q/A
period 2014-06-30
HST Global, Inc.
filed 2014-08-29
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment 1

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

Legal Proceedings

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibit

13

Signatures

14

Explanatory Note

This amendment is being filed solely to file the financial statements in the required interactive data format.  No other material change is contained herein.

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

Dated: August 26, 2014	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer