Form 10-K
period 2014-12-31
HST Global, Inc.
filed 2015-03-20
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

$ 946,469

As of March 20, 2015 the number of shares of the registrant’s common stock outstanding was	36,719,854 Shares

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

7

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

Part III

Item 10.

Directors and Executive Officers of the Registrant

19

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management

24

Item 13.

Certain Relationships and Related Transactions, and Director Independence

24

Item 14.

Principal Accounting Fees and Services

25

Part IV

Item 15.

Exhibits and Financial Statement Schedules

25

Signatures

26

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

High

Low

Fiscal 2014

First Quarter

0.03

0.008

Second Quarter

0.025

0.01

Third Quarter

0.012

0.01

Fourth Quarter

0.017

0.008

Fiscal 2013

First Quarter

0.002

0.011

Second Quarter

0.002

0.011

Third Quarter

0.011

0.007

Fourth Quarter

0.025

0.007

As of December 31, 2014, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

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

Number of Shares Outstanding

As of December 31, 2014, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2014, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2014 and 2013.  The Company incurred expenses of $148,954 for the year ended December 31, 2014, compared to $157,348 in 2013. The decrease in expenses in 2014 was primarily a result of a reduction in compensation paid to consultants and general and administrative expenses.  We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the development stage.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2014 was $164.

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

F-13

Notes to Consolidated Financial Statements

F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

We have audited the accompanying balance sheets of  (the Company) as of  and  and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of  as of  and , and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, losses from operations and accumulated net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 20, 2015

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$ 164	$ 230

Total Current Assets	164	230

Total Assets	$ 164	$ 230

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	$ -	$ 2,360
Accounts payable and accrued expenses	12,166	5,402
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	630,000	510,000
Accrued related party interest	233,637	197,889
Notes payable - related party	1,277,100	1,252,616

Total Current Liabilities	2,658,862	2,474,226

Total Liabilities	2,658,862	2,474,226

Stockholders' Deficit
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,080,242)	(4,895,540)

Total Stockholders' Deficit	(2,658,698)	(2,473,996)

Total Liabilities and Stockholders' Deficit	$ 164	$ 230

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenues	$ -	$ -

Operating Expenses:
Consulting	120,000	120,000
General and administrative expenses	28,954	37,348

Total Operating Expenses	$ 148,954	$ 157,348

Net Loss From Operations	$ (148,954)	$ (157,348)

Other Expense
Interest expense	$ 35,748	$ 35,387

Total Other Expense	(35,748)	(35,387)

Net Loss	$ (184,702)	$ (192,735)

Loss Per Share: Basic And Diluted - Common	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	36,053,187

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2012	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (4,702,805)	$ (2,281,261)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(192,735)	(192,735)

Balance, December 31, 2013	-	-	36,719,854	36,720	2,384,824	(4,895,540)	(2,473,996)

Net loss for the year ended December 31, 2014	-	-	-	-	-	(184,702)	(184,702)

Balance, December 31, 2014	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (5,080,242)	$ (2,658,698)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED CASH FLOWS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	(184,702)	(192,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Bank overdraft payable	(2,360)	2,360
Accrued notes payable-related party penalties	-	-
Accounts payable and accrued expenses	6,764	(3,161)
Accrued officer compensation	120,000	120,000
Accrued related party interest	35,748	35,387
Net Cash used in Operating Activities	(24,550)	(38,149)

Cash Flows From Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	25,125	37,157
Repayment on notes payable - related party	(641)
Net cash provided by financing activities	24,484	37,157

Net Increase (decrease) in cash	(66)	(992)

Cash at Beginning of Period	230	1,222

Cash at End of Period	$ 164	$ 230

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

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

HST Global, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2014 and 2013, nor were any interest or penalties accrued as of December 31, 2014 and 2013.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2014 and 2013.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2014, the Company has not issued any employer stock options.

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

HST Global, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
The Health Network, Inc.	$ 365,462	$ 365,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 505,959

Please see Note 6 for further explanation of these liabilities.

HST Global, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2014, the Company received $25,125 in additional cash loans from various related parties and made payments of $641.

Total related party notes payable as of December 31, 2014 were $1,277,100.  Of this total, $595,800 of related party notes payable are unsecured, bear interest at 6 percent per annum, and are due on demand. Also of this total, $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand.  The remaining $431,300 of related party notes payable is unsecured, bears no interest, and is due on demand.

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

The Company currently accrues $0.00 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. At December 31, 2014 and 2013, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement.  The consulting agreement may be terminated at will by the Company.  The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement.  As of December 31, 2014 and 2013, the Company owes Mr. Howell $560,000 and $440,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009.  This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at December 31, 2014 and December 31, 2013 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 7 – INCOME TAXES

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

HST Global, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	December 31, 2013
Income tax benefit attributable to:
Net operating loss	$ (62,799)	$ (65,530)
Common stock issued for services	-	-
Change in valuation allowance	62,799	65,530
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carry forwards	$ (1,761,916)	$ (1,699,118)
Common stock issued for services	184,072	184,072
Valuation allowance	1,577,844	1,515,046
Net deferred tax asset	$ -	$ -

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2014, the Company had an unused net operating loss carry-forward of approximately $1,761,916 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2014 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	67	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2014 and our own records, we believe that no director or officer failed to file timely any beneficial ownership report.

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

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

(1)

Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2014 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer  – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2014

The Company currently does not participate in any equity award plan. During fiscal 2014, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2014

During fiscal 2014, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2013 and 2014. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2014	0	0	120,000(1)	0	0	0	0
Ron Howell	2013	0	0	120,000(1)	0	0	0	0

1. Mr. Howell receives $10,000 per month from the Company pursuant to a consulting agreement.

Outstanding Equity Awards At Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2014.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2014. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	27,041,982(2)	73.6%	Common

All Directors and Officers as a Group	27,041,982	73.6%	Common

(1)

The percentage of shares owned is based on 36,719,854 shares of common stock outstanding as of December 31, 2014. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The company's Board of Directors consists of Ron Howell, who is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Sadler, Gibb & Associates LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2013 and 2014.

	2014	2013
Audit fees	$ 13,500	$ 17,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 13,500	$ 17,500

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

PART IV

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page F-9:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, and 2013

Consolidated Statements of Changes in Shareholders' Interest for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Date: March 20, 2015