Form 10-Q
period 2015-03-31
HST Global, Inc.
filed 2015-05-15
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of May 15, 2015 was 36,719,854 shares.

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

Legal Proceedings

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Mine Safety Disclosures

13

Item 5.

Other Information

13

Item 6.

Exhibit

13

Signatures

14

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$ 104	$ 164

Total Current Assets	104	164

TOTAL ASSETS	$ 104	$ 164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	25,866	12,166
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	660,000	630,000
Accrued related party interest	242,574	233,637
Notes payable - related party	1,285,739	1,277,100

Total Current Liabilities	2,720,138	2,658,862

TOTAL LIABILITIES	2,720,138	2,658,862

STOCKHOLDERS' DEFICIT

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,141,578)	(5,080,242)

Total Stockholders' Deficit	(2,720,034)	(2,658,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 104	$ 164

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Statements of Operations

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$ -	$ -
COST OF SALES	-	-

OPERATING EXPENSES

Consulting	30,000	30,000
General and administrative	22,399	7,359

Total Operating Expenses	52,399	37,359

LOSS FROM OPERATIONS	(52,399)	(37,359)

OTHER EXPENSE

Interest expense	(8,937)	(8,937)

Total Other Expense	(8,937)	(8,937)

LOSS BEFORE INCOME TAXES	(61,336)	(46,296)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (61,336)	$ (46,296)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES

Net loss	$ (61,336)	$ (46,296)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on behalf of the Company	3,139	-
Changes in operating assets and liabilities:
Bank overdraft payables	-	(2,360)
Accounts payable and accrued expenses	13,700
Accrued officer compensation	30,000	30,000
Accrued related party interest	8,937	8,937

Net Cash Used in Operating Activities	(5,560)	(9,719)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from notes payable - related party	5,500	8,500

Net Cash Provided by Financing Activities	5,500	8,500

NET DECREASE IN CASH	(60)	(1,219)

CASH AT BEGINNING OF PERIOD	164	230

CASH AT END OF PERIOD	$ 104	$ (989)

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2015 and December 31, 2014

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of March 31, 2014 and 2015.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of March 31, 2015, the Company has not issued any employer stock options.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2014 the Company owed $1,277,100 to related parties. During the three month period ended March 31, 2015, the Company received $5,500 in additional cash loans from and had $3,139 in expenses paid on the Company's behalf by a related party, leaving a balance of $1,285,739 as of March 31, 2015. Of this total, $595,800 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $439,939 is unsecured, bears no interest, and is due on demand.

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

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of March 31, 2015 and December 31, 2014, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of March 31, 2015 and December 31, 2014, the Company owes Mr. Howell $590,000 and $560,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at March 31, 2015 and December 31, 2014 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations – The Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

The Company had revenues of $0 for the quarter ended March 31, 2015 as compared to $0 for the quarter ended March 31, 2014. The costs of sales for the same period were $0 in 2015 as compared to $0 for 2014. The Company incurred expenses of $61,336 for the quarter ended March 31, 2015 as compared to $46,296 for the quarter ended March 31, 2014. The expenses in the first quarter of 2014 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of March 31, 2015 was $104.

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

Changes in Internal Controls

During the Quarter ended March 31, 2015, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

* to be added by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer