Form 10-Q
period 2016-06-30
HST Global, Inc.
filed 2016-08-16
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of August 15, 2016 was 36,719,854 shares.

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

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

PART II:  OTHER INFORMATION

12

Item 1.

Legal Proceedings

12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibit

12

Signatures

13

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 473	$ 195

Total Current Assets	473	195

TOTAL ASSETS	$ 473	$ 195

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 25,424	$ 29,875
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	810,000	750,000
Accrued related party interest	287,259	269,385
Notes payable - related party	1,313,369	1,299,469

Total Current Liabilities	$ 2,942,011	$ 2,854,688

TOTAL LIABILITIES	$ 2,942,011	$ 2,854,688

STOCKHOLDERS' DEFICIT

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	$ 36,720	$ 36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,363,082)	(5,276,037)

Total Stockholders' Deficit	$ (2,941,538)	$ (2,854,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 473	$ 195

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

HST GLOBAL, INC.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$ -	$ -	$ -	$ -
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES

Consulting	$ 30,000	$ 30,000	$ 60,000	$ 60,000
General and administrative	5,650	6,245	9,171	28,644

Total Operating Expenses	$ 35,650	$ 36,245	$ 69,171	$ 88,644

LOSS FROM OPERATIONS	$ (35,650)	$ (36,245)	$ (69,171)	$ (88,644)

OTHER EXPENSE

Interest expense	$ (8,937)	$ (8,937)	$ (17,874)	$ (17,874)

Total Other Expense	$ (8,937)	$ (8,937)	$ (17,874)	$ (17,874)

LOSS BEFORE INCOME TAXES	$ (44,587)	$ (45,182)	$ (87,045)	$ (106,518)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (44,587)	$ (45,182)	$ (87,045)	$ (106,518)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,719,854	36,719,854	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES

Net loss	$ (87,045)	$ (106,518)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on behalf of the Company	-	3,849
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	(4,451)	15,671
Change in accrued officer compensation	60,000	60,000
Change in accrued related party interest	17,874	17,874

Net Cash Used in Operating Activities	(13,622)	(9,124)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from notes payable - related party	13,900	9,000

Net Cash Provided by Financing Activities	13,900	9,000

NET CHANGE IN CASH	278	(124)

CASH AT BEGINNING OF PERIOD	195	164

CASH AT END OF PERIOD	$ 473	$ 40

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2016 and December 31, 2015

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of June 30, 2015 and 2016.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of June 30, 2016, the Company has not issued any employer stock options.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2015 the Company owed $1,299,469 to related parties. During the six month period ended June 30, 2016, the Company received $13,900 in additional cash loans from a related party, leaving a balance of $1,313,369 as of June 30, 2016. Of this total, $595,800 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $471,569 is unsecured, bears no interest, and is due on demand.

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

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of June 30, 2016 and December 31, 2015, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009.  The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of June 30, 2016 and December 31, 2015, the Company owes Mr. Howell $740,000 and $680,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at June 30, 2016 and December 31, 2015 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

Results of Operations – The Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

The Company had revenues of $0 for the quarter ended June 30, 2016 as compared to $0 for the quarter ended June 30, 2015.  The costs of sales for the same period were $0 in 2016 as compared to $0 for 2015.  The Company incurred expenses of $35,650 for the quarter ended June 30, 2016 as compared to $36,245 for the quarter ended June 30, 2015.  This represents a $595 or 1.6% decrease in the net loss for the 2nd quarter of 2016, which is attributable to a slight decrease in general and administrative expenses.  The expenses in the second quarter of 2016 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide. Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Results of Operations – The Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

The Company had revenues of $0 for the six months ended June 30, 2016 as compared to $0 for the six months ended June 30, 2015.  The costs of sales for the same period were $0 in 2016 as compared to $0 for 2015.  The Company incurred expenses of $69,171 for the six months ended June 30, 2016 as compared to $88,644 for the six months ended June 30, 2015.  This represents a $19,473 or 21.9% decrease in the net loss for the first half of 2016, which is attributable to significant reduction in activity after the first quarter of 2015.  The expenses in the six months of 2016 were incurred to further the company’s Research and Development efforts and continue the company’s strategic plan of opening wellness clinics worldwide.  Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.  Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of June 30, 2016 was $473.

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

Changes in Internal Controls

During the Quarter ended June 30, 2016, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: August 15, 2016	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer