Form 10-K
period 2016-12-31
HST Global, Inc.
filed 2017-03-31
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

$ 946,469
As of March 31, 2017 the number of shares of the registrant’s common stock outstanding was	36,719,854 Shares

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

Financial Statements and Supplementary Data

7

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

Part III

Item 10.

Directors ,Executive Officers, and Corporate Governance

20

Item 11.

Executive Compensation

21

Item 12.

Security Ownership of Certain Beneficial Owners and Management

25

Item 13.

Certain Relationships and Related Transactions, and Director Independence

25

Item 14.

Principal Accounting Fees and Services

26

Part IV

Item 15.

Exhibits and Financial Statement Schedules

27

Signatures

27

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

High

Low

Fiscal 2016

First Quarter

0.007

0.003

Second Quarter

0.0051

0.004

Third Quarter

0.015

0.0015

Fourth Quarter

0.013

0.006

Fiscal 2015

First Quarter

0.012

0.007

Second Quarter

0.008

0.007

Third Quarter

0.008

0.0021

Fourth Quarter

0.0084

0.0019

As of December 31, 2016, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

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

Number of Shares Outstanding

As of December 31, 2016, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2016, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2016 and 2015.

The Company incurred operating expenses of $137,274 for the year ended December 31, 2016, compared to $160,047 in 2015. The decrease in expenses in 2016 was primarily a result of an decrease in administrative expenses.  We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the development stage.

The Company had a net loss of $173,022 in the year ended December 31, 2016 compared to $195,795 in 2015.  This is primarily a result of decrease in administrative expenses.  We believe the net profits of the Company are the result of being in the development stage, and are not indicative of future earnings once we exit the development stage.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2016 was $465.

Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Net cash used in operating activities	$ (21,930)	$ (17,569)
Net cash used in investing activities	-	-
Net cash provided by financing activities	22,200	17,600
Net increase in cash and cash equivalents	$ 270	$ 31

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description

Page

Report of Independent Registered Public Accounting Firm

F-8

Consolidated Balance Sheets

F-9

Consolidated Statements of Operations

F-10

Consolidated Statements of Changes in Stockholders' Interest

F-11

Consolidated Statements of Cash Flows

F-12

Notes to Consolidated Financial Statements

F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

HST Global, Inc.

We have audited the accompanying consolidated balance sheets of HST Global, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HST Global, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2017

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$ 465	$ 195

Total Current Assets	465	195

Total Assets	$ 465	$ 195

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	25,219	29,875
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	870,000	750,000
Accrued related party interest	305,133	269,385
Notes payable - related party	1,321,669	1,299,469

Total Current Liabilities	3,027,980	2,854,688

Total Liabilities	3,027,980	2,854,688

Stockholders' Deficit
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,449,059)	(5,276,037)

Total Stockholders' Deficit	(3,027,515)	(2,854,493)

Total Liabilities and Stockholders' Deficit	$ 465	$ 195

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenues	$ -	$ -

Operating Expenses:
Consulting	120,000	120,000
General and administrative	17,274	40,047

Total Operating Expenses	$ 137,274	$ 160,047

Net Loss From Operations	$ (137,274)	$ (160,047)

Other Expense
Interest expense	$ 35,748	$ 35,748

Total Other Expense	(35,748)	(35,748)

Net Loss	$ (173,022)	$ (195,795)

Loss Per Share: Basic And Diluted - Common	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	36,719,854

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital		Deficit

Balance, December 31, 2013	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (4,895,540)	$ (2,473,996)

Net loss for the year ended December 31, 2014	-	-	-	-	-	(184,702)	(184,702)

Balance, December 31, 2014	-	-	36,719,854	36,720	2,384,824	(5,080,242)	(2,658,698)

Net loss for the year ended December 31, 2015	-	-	-	-	-	(195,795)	(195,795)

Balance, December 31, 2015	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (5,276,037)	$ (2,854,493)
Net loss for the year ended December 31, 2016			-	$ -	-	(173,022)	$ (173,022)

Balance, December 31, 2016	-	-	36.719,854	$ 36,720	$ 2,384,824	$ (5,449,059)	$ (3,027,515)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net loss	$ (173,022)	$ (195,795)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid on behalf of the Company	-	4,769
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,656)	17,709
Accrued officer compensation	120,000	120,000
Accrued related party interest	35,748	35,748
Net Cash used in Operating Activities	(21,930)	(17,569)

Cash Flows From Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	22,200	17,600
Repayment on notes payable - related party
Net cash provided by financing activities	22,200	17,600

Net Increase in cash	270	31

Cash at Beginning of Period	195	164

Cash at End of Period	$ 465	$ 195

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The notes are an integral part of the financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2016 and 2015, nor were any interest or penalties accrued as of December 31, 2016 and 2015.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2016 and 2015.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2016, the Company has not issued any employer stock options.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
The Health Network, Inc.	$ 365,462	$ 365,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 505,959

Please see Note 6 for further explanation of these liabilities.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2016, the Company received $22,200 in additional cash loans from various related parties.

During the year ended December 31, 2015, the Company received $17,600 in additional cash loans from various related parties and $4,769 in expenses paid on behalf of the Company.

Total related party notes payable as of December 31, 2016 were $1,321,669. Of this total, $595,800 of related party notes payable is unsecured, bears interest at 6 percent per annum, and is due on demand. Also of this total, $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand.  The remaining $467,500 of related party notes payable is unsecured, bears no interest, and is due on demand.

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

The Company currently accrues $0.00 per month as a general operating fee, which covers use of the office space, use of certain equipment, and various other services. At December 31, 2016 and 2015, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement.  The consulting agreement may be terminated at will by the Company.  The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement.  As of December 31, 2016 and 2015, the Company owes Mr. Howell $800,000 and $680,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009.  This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at December 31, 2016 and December 31, 2015 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Income tax benefit attributable to:
Net operating loss	$ (58,827)	$ (66,570)
Common stock issued for services	-	-
Change in valuation allowance	58,827	66,570
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carry forwards	$ (1,887,314)	$ (1,828,487)
Common stock issued for services	184,072	184,072
Valuation allowance	1,703,242	1,644,415
Net deferred tax asset	$ -	$ -

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2016, the Company had an unused net operating loss carry-forward of approximately $1,887,314 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Name of Director or Officer	Age	Position
Ronald R. Howell	69	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

(1)

Mr. Howell has agreed to defer receiving an annual salary. He has received $10,000 per month thru December 31, 2016 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer  – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2016

The Company currently does not participate in any equity award plan. During fiscal 2016, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2016

During fiscal 2016, none of the named executive officers exercised options.

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

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2015 and 2016. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2016	0	0	120,000(1)	0	0	0	0
Ron Howell	2015	0	0	120,000(1)	0	0	0	0

1. Mr. Howell receives $10,000 per month from the Company pursuant to a consulting agreement.

Outstanding Equity Awards At Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2016.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2016. The table shows the amount of shares owned by:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Sadler, Gibb & Associates LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2015 and 2016.

	2016	2015
Audit fees	$ 13,500	$ 13,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 13,500	$ 13,500

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

PART IV

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page F-9:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2016 and 2015

•

Consolidated Statements of Operations for the years ended December 31, 2016, and 2015

•

Consolidated Statements of Changes in Stockholders' Interest for the years ended December 31, 2016 and 2015

•

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

•

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

Date: March 31, 2017