Form 10-Q
period 2017-03-31
HST Global, Inc.
filed 2017-05-15
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of May 15, 2017 was 36,719,854 shares.

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

Legal Proceedings

12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibit

12

Signatures

13

HST GLOBAL, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 479	$ 465

Total Current Assets	479	465

TOTAL ASSETS	$ 479	$ 465

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	40,041	25,219
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	900,000	870,000
Accrued related party interest	314,070	305,133
Notes payable - related party	1,329,869	1,321,669

Total Current Liabilities	3,089,939	3,027,980

TOTAL LIABILITIES	3,089,939	3,027,980

STOCKHOLDERS' DEFICIT

Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,511,004)	(5,449,059)

Total Stockholders' Deficit	(3,089,460)	(3,027,515)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 479	$ 465

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting	30,000	30,000
General and administrative	23,008	3,521

Total Operating Expenses	53,008	33,521

LOSS FROM OPERATIONS	(53,008)	(33,521)

OTHER EXPENSE

Interest expense	(8,937)	(8,937)

Total Other Expense	(8,937)	(8,937)

LOSS BEFORE INCOME TAXES	(61,945)	(42,458)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (61,945)	$ (42,458)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES

Net loss	$ (61,945)	$ (42,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company	-	-
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	14,822	3,440
Change in accrued officer compensation	30,000	30,000
Change in accrued related party interest	8,937	8,937

Net Cash Used in Operating Activities	(8,186)	(81)

INVESTING ACTIVITIES

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from notes payable - related party	8,200	-

Net Cash Provided by Financing Activities	8,200	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	14	(81)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	465	195

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 479	$ 114

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017 and December 31, 2016

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (the "Company") was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation. The Company has made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a Merger and share exchange agreement with Health Source Technologies, Inc. This business acquisition has been accounted for as a reverse merger or recapitalization of Health Source Technologies, Inc. At the time of the merger NT Holding Corporation had disposed of its assets and liabilities and had minimal operations.  Immediately after the acquisition the Company changed its name to HST Global, Inc. Health Source Technologies, Inc. was incorporated under the laws of the State of Nevada on August 6, 2007. The Company is currently headquartered in Hampton, Virginia.

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of March 31, 2016 and 2017.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of March 31, 2017, the Company has not issued any employer stock options.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."  We do not believe this pronouncement will have a material impact on our financial statements, as the Company has not issued any stock based compensation in the last two full fiscal years or in any interim period.

Management has considered all other recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2016 the Company owed $1,321,669 to related parties. During the three month period ended March 31, 2017, the Company received $8,200 in additional cash loans from a related party, leaving a balance of $1,329,869 as of March 31, 2017. Of this total, $595,800 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $484,069 is unsecured, bears no interest, and is due on demand.

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

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of March 31, 2017 and December 31, 2016, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009.  The consulting agreement may be terminated at will by the

Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of March 31, 2017 and December 31, 2016, the Company owes Mr. Howell $830,000 and $800,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at March 31, 2017 and December 31, 2016 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

Results of Operations – The Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

The Company had revenues of $0 for the quarter ended March 31, 2017 as compared to $0 for the quarter ended March 31, 2016. The costs of sales for the same period were $0 in 2017 as compared to $0 for 2016. The Company incurred expenses of $53,008 for the quarter ended March 31, 2017 as compared to $33,521for the quarter ended March 31, 2016.  Expenses increased significantly from the quarter ended March 31, 2017 to the same period in 2016 due to the timing of certain expenses.  Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.  Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of March 31, 2017 was $479.

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

Changes in Internal Controls

During the Quarter ended March 31, 2017, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: May 15, 2017	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer