Form 10-K
period 2017-12-31
HST Global, Inc.
filed 2018-04-02
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x] Emerging growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 946,469
As of April 2, 2018 the number of shares of the registrant’s common stock outstanding was	36,719,854 Shares

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

Financial Statements and Supplementary Data

7

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8

Item 9A.

Controls and Procedures

8

Item 9B.

Other Information

9

Part III

Item 10.

Directors ,Executive Officers, and Corporate Governance

10

Item 11.

Executive Compensation

12

Item 12.

Security Ownership of Certain Beneficial Owners and Management

13

Item 13.

Certain Relationships and Related Transactions, and Director Independence

14

Item 14.

Principal Accounting Fees and Services

15

Part IV

Item 15.

Exhibits and Financial Statement Schedules

16

Signatures

16

PART I

ITEM 1. BUSINESS

A. BUSINESS DEVELOPMENT

There have been no changes to our business development since our last annual report on Form 10-K.  We are still in the start-up stage and have not begun to earn any revenue.

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

There have been no changes to our business since our last annual report on Form 10-K.  We are still in the start-up stage and have not begun to earn any revenue.

We continue to seek opportunities to implement our business plan as previously reported.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 150 Research Dr., Hampton VA. We currently share these offices with The Health Network, Inc. ("THN"), of which Ron Howell is President. We have no formal sublease or rental agreement with THN; however, we are currently renting the space at no cost. The combined office and warehouse space is 42,600 square feet, of which we use a small portion.

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

High

Low

Fiscal 2017

First Quarter

0.008

0.008

Second Quarter

0.006

0.006

Third Quarter

0.0058

0.0058

Fourth Quarter

0.01

0.01

Fiscal 2016

First Quarter

0.007

0.003

Second Quarter

0.0051

0.004

Third Quarter

0.0015

0.0015

Fourth Quarter

0.0013

0.006

As of December 31, 2017, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  The Company had 5,000,000 shares of preferred stock authorized with no shares issued and outstanding.

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

Number of Shares Outstanding

As of December 31, 2017, the Company had 100,000,000 shares of common stock authorized with 36,719,854, issued and outstanding.  These shares were held by approximately 590 shareholders of record. The Company had 5,000,000 shares of preferred stock authorized with no shares issued or outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth in Item 1A under the caption "Risk Factors," in this Annual Report on Form 10-K for the year ended December 31, 2017, and other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2017 and 2016.

The Company incurred operating expenses of $152,995 for the year ended December 31, 2017, compared to $137,274 in 2016. The increase in expenses in 2017 was primarily a result of an increase in administrative expenses. We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the start-up stage.

The Company had a net loss of $165,092 in the year ended December 31, 2017 compared to $173,022 in 2016.  This is primarily a result of increase in administrative expenses.  We believe the net profits of the Company are the result of being in the development stage, and are not indicative of future earnings once we exit the development stage.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2017 was $291.

Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Net cash used in operating activities	$ (29,874)	$ (21,930)
Net cash used in investing activities	-	-
Net cash provided by financing activities	29,700	22,200
Net decrease in cash and cash equivalents	$ (174)	$ 270

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description

Page

Report of Independent Registered Public Accounting Firm

8

Consolidated Balance Sheets

9

Consolidated Statements of Operations

10

Consolidated Statements of Stockholders' Deficit

11

Consolidated Statements of Cash Flows

12

Notes to Consolidated Financial Statements

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HST Global, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HST Global, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013

Salt Lake City, UT

April 2, 2018

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current Assets
Cash and cash equivalents	$ 291	$ 465

Total Current Assets	291	465

Total Assets	$ 291	$ 465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,688	25,219
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	990,000	870,000
Accrued related party interest	340,881	305,133
Notes payable - related party	1,351,369	1,321,669

Total Current Liabilities	3,192,898	3,027,980

Total Liabilities	3,192,898	3,027,980

Stockholders' Deficit
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 and 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,614,151)	(5,449,059)

Total Stockholders' Deficit	(3,192,607)	(3,027,515)

Total Liabilities and Stockholders' Deficit	$ 291	$ 465

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Revenues	$ -	$ -

Operating Expenses:
Consulting	120,000	120,000
General and administrative	32,995	17,274

Total Operating Expenses	$ 152,995	$ 137,274

Net Loss From Operations	$ (152,995)	$ (137,274)

Other Income (Expense)
Interest expense	$ (35,748)	$ (35,748)
Gain on forgiveness of A/P	$ 23,651

Total Other Income (Expense)	(12,097)	(35,748)

Net Loss	$ (165,092)	$ (173,022)

Loss Per Share: Basic And Diluted - Common	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding: Basic And Diluted - Common	36,719,854	36,719,854

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		AdditionalPaid-In	Deficit Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance, December 31, 2014	-	-	36,719,854	36,720	2,384,824	(5,080,242)	(2,658,698)
Net loss for the year ended December 31, 2015	-	-	-	-	-	(195,795)	(195,795)
Balance, December 31, 2015	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (5,276,037)	$ (2,854,493)
Net loss for the year ended December 31, 2016			-	$ -	-	(173,022)	$ (173,022)
Balance, December 31, 2016	-	-	36,719,854	$ 36,720	$ 2,384,824	$ (5,449,059)	$ (3,027,515)
Net loss for the year ended December 31, 2017	-	-	-	-	-	(165,042)	(165,042)
Balance, December 31, 2017	-	-	36.719,854	$ 36,720	$ 2,384,824	$ (5,614,151)	$ (3,192,602)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net loss	$ (165,092)	$ (173,022)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on forgiveness of accounts payable	(23,651)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,121)	(4,656)
Accrued officer compensation	120,000	120,000
Accrued related party interest	35,748	35,748
Net Cash used in Operating Activities	(29,874)	(21,930)

Cash Flows From Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	29,700	22,200
Net cash provided by financing activities	29,700	22,200

Net Decrease in cash	(174)	270

Cash at Beginning of Period	465	195

Cash at End of Period	$ 291	$ 465

Supplemental Disclosures of Cash Flow Information

Cash Paid For:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The notes are an integral part of the consolidated financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2017 and 2016, nor were any interest or penalties accrued as of December 31, 2017 and 2016.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2017 and 2016.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2017, the Company has not issued any employer stock options.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business within one year after the date these financial statements were issued. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses - related parties consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
The Health Network, Inc.	$ 365,462	$ 365,462
Ronald Howell	43,770	43,770
Eric Clemons	96,727	96,727
Total	$ 505,959	$ 505,959

Please see Note 6 for further explanation of these liabilities.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

During the year ended December 31, 2017, the Company received $29,700 in additional cash loans from various related parties.

During the year ended December 31, 2016, the Company received $22,200 in additional cash loans from various related parties.

Total related party notes payable as of December 31, 2017 were $1,351,369. Of this total, $595,800 of related party notes payable is unsecured, bears interest at 6 percent per annum, and is due on demand. Also of this total, $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand.  The remaining $555,569 of related party notes payable is unsecured, bears no interest, and is due on demand.

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

At December 31, 2017 and 2016, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement from previous years.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement.  The consulting agreement may be terminated at will by the Company.  The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2017 and 2016, the Company owes Mr. Howell $920,000 and $800,000, respectively under the agreement.

The Company entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009.  This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at December 31, 2017 and December 31, 2016 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31, 2016
Income tax benefit attributable to:
Net operating loss	$ (56,131)	$ (58,827)
Common stock issued for services	-	-
Change in valuation allowance	56,131	58,827
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carry forwards	$ (1,934,445)	$ (1,887,314)
Common stock issued for services	184,072	184,072
Valuation allowance	(1,759,373)	1,703,242
Net deferred tax asset	$ -	$ -

The Company’s zero percent effective tax rate for each year, as compared to the 34 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2017, the Company had an unused net operating loss carry-forward of approximately $1,943,445 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	70	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2017 and our own records, we believe that no director or officer failed to file timely any beneficial ownership report.

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

(1)

Mr. Howell has agreed to defer receiving an annual salary. He has accrued $10,000 per month thru December 31, 2017 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer  – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2017

The Company currently does not participate in any equity award plan. During fiscal 2017, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2017

During fiscal 2017, none of the named executive officers exercised options.

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

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2017	0	0	120,000(1)	0	0	0	0
Ron Howell	2016	0	0	120,000(1)	0	0	0	0

1. Mr. Howell accrues $10,000 per month from the Company pursuant to a consulting agreement.

Outstanding Equity Awards At Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2017.

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

(1)

The percentage of shares owned is based on 36,719,854 shares of common stock outstanding as of December 31, 2017. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Sadler, Gibb & Associates LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2016 and 2017.

	2017	2016
Audit fees	$ 10,500	$ 13,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$ 10,500	$ 13,500

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

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page F-9:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2017 and 2016

•

Consolidated Statements of Operations for the years ended December 31, 2017, and 2016

•

Consolidated Statements of Changes in Stockholders' Interest for the years ended December 31, 2017 and 2016

•

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

Date: April 2, 2017