Form 10-Q
period 2018-09-30
HST Global, Inc.
filed 2018-11-02
CIK 797564

HST GLOBAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 and December 31, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of November 2, 2018 was 36,719,854 shares.

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

PART II - OTHER INFORMATION12

Item 1. Legal Proceedings12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds12

Item 3. Defaults Upon Senior Securities12

Item 4. Mine Safety Disclosures12

Item 5. Other Information12

Item 6. Exhibit12

Signatures13

HST GLOBAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$291

Total Current Assets	-	291

Total Assets	$-	$291

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	1,387	-
Accounts payable and accrued expenses	4,681	4,688
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	1,080,000	990,000
Accrued related party interest	367,692	340,881
Notes payable - related party	1,367,669	1,351,369

Total Current Liabilities	3,327,388	3,192,897

Total Liabilities	3,327,388	3,192,897

Stockholders' Deficit
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,748,932)	(5,614,151)

Total Stockholders' Deficit	(3,327,388)	(3,192,607)

Total Liabilities and Stockholders' Deficit	$-	$291

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	30,000	30,000	90,000	90,000
General and administrative	4,638	1,112	17,970	28,718

Total Operating Expenses	34,638	31,112	107,970	118,718

Loss from Operations	(34,638)	(31,112)	(107,970)	(118,718)

OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable	-	23,651	-	23,651
Interest expense	(8,937)	(8,937)	(26,811)	(26,811)

Total Other Income (Expense)	(8,937)	14,714	(26,811)	(3,160)

Loss Before Income Taxes	(43,575)	(16,398)	(134,781)	(121,878)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(43,575)	$(16,398)	$(134,781)	$(121,878)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	36,719,854	36,719,854	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Operating Activities

Net loss	$(134,781)	$(121,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of accounts payable	-	(23,651)
Changes in operating assets and liabilities:
Bank overdraft payable	1,387	-
Accounts payable and accrued expenses	(8)	5,889
Accrued officer compensation	90,000	90,000
Accrued related party interest	26,811	26,811

Net Cash Used in Operating Activities	(16,591)	(22,829)

Investing Activities

Net Cash Used in Investing Activities	-	-

Financing Activities

Proceeds from notes payable - related party	16,300	22,700

Net Cash Provided by Financing Activities	16,300	22,700

Net Change in Cash and Cash Equivalents	(291)	(129)

Cash and Cash Equivalents at Beginning of Period	291	465

Cash and Cash Equivalents at End of Period	$-	$366

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The Accompanying Notes are an Integral Part of these Unaudited Condensed Financial Statements

HST GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018

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

Interim Financial Statements

These interim unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of September 30, 2018, the Company has not issued any employer stock options.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2017 the Company owed $1,351,369 to related parties. During the three and nine month period ended September 30, 2018, the Company received $4,500 and $16,300, respectively in additional cash loans from a related party, leaving a balance of $1,367,669 as of September 30, 2018. Of this total, $595,800 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $525,869 is unsecured, bears no interest, and is due on demand.

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

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no chargeAs of September 30, 2018 and December 31, 2017, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement. .

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement.As of September 30, 2018 and December 31, 2017, the Company owes Mr. Howell $1,010,000 and $920,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009.

This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date. Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010. The Company continued to accrue amounts owed under this agreement through July of 2010. The balance owed to Mr. Clemons at September 30, 2018 and December 31, 2017 is $70,000 and $70,000, respectively under this agreement. The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

Results of Operations – The Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

The Company had no revenues or costs of sales during 2018 or 2017. The Company incurred a net loss of $43,575 for the quarter ended September 30, 2018 as compared to $16,398 for the quarter ended September 30, 2017.  This represents a $27,177 increase in the net loss for the 3rd quarter of 2018, which is attributable to an increase in general and administrative expenses and a gain on forgiveness of debt in the quarter ended September 30, 2017. The expenses in the 3rd quarter 2018 were incurred to further the company’s General and Administrative/Consulting efforts and continue the company’s strategic plan of opening wellness clinics worldwide.    Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Results of Operations – The Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017

The Company had no revenues or costs of sales during 2018 or 2017. The Company incurred a net loss of $134,781 for the nine months ended September 30, 2018 as compared to $121,878 for the nine months ended September 30, 2017.  This represents a $12,903 increase in the net loss, which is attributable to an increase in general and administrative expenses. The expenses in the first three quarters of 2018 were incurred to further the company’s General and Administrative/Consulting efforts and continue the company’s strategic plan of opening wellness clinics worldwide.  Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of September, 2018 was $0, with an overdraft balance of $1,387.

Financing Activities.

The Company has paid for its operations through related party advances of $16,300 in the nine months ended September 30, 2018, and $22,700 in the nine months ended September 30, 2017.

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

Changes in Internal Controls

During the Quarter ended September 30, 2018, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: November 2, 2018	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer