Form 10-Q
period 2019-03-31
HST Global, Inc.
filed 2019-05-16
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [x]	Smaller reporting company [x] Emerging growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of May 15, 2019 was 36,719,854 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

Item 1. Financial Statements3

Condensed Consolidated Balance Sheets (unaudited)3

Condensed Consolidated Statements of Operations (unaudited)4

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)5

Condensed Consolidated Statements of Cash Flows (unaudited)6

Notes to Condensed Consolidated Financial Statements (unaudited)7

Item 2.Management's Discussion & Analysis of Financial Condition and Results of operations11

Item 3. Quantitative and Qualitative Disclosures about Market Risk12

Item 4.Controls and Procedures12

PART II - OTHER INFORMATION13

Item 1. Legal Proceedings13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds13

Item 3. Defaults Upon Senior Securities13

Item 4. Mine Safety Disclosures13

Item 5. Other Information13

Item 6. Exhibit13

Signatures13

HST GLOBAL, INC.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	3,083	2,957
Accounts payable and accrued expenses	9,410	3.228
Accounts payable and accrued expenses - related parties	505,959	505,959
Accrued officer compensation	1,140,000	1,110,000
Accrued related party interest	385,566	376,629
Notes payable - related party	1,372,169	1,372,169

Total Current Liabilities	3,416,187	3,370,942

Total Liabilities	3,416,187	3,370,942

Stockholders' Deficit
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, - 0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 36,719,854 shares issued and outstanding, respectively	36,720	36,720
Additional paid-in capital	2,384,824	2,384,824
Accumulated deficit	(5,837,731)	(5,792,486)

Total Stockholders' Deficit	(3,416,187)	(3,370,942)

Total Liabilities and Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
REVENUES	$-	$-

OPERATING EXPENSES
Consulting	30,000	30,000
General and administrative	6,308	7,877

Total Operating Expenses	36,308	37,877

Loss from Operations	(36,308)	(37,877)

OTHER INCOME (EXPENSE)

Interest expense	(8,937)	(8,937)

Total Other Income (Expense)	(8,937)	(8,937)

Loss Before Income Taxes	(45,245)	(46,814)
Provision for Income Taxes	-	-
NET LOSS	$(45,245)	$(46,814)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	36,719,854	36,719,854

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST Global, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	-	$-	36,719,854	$36,720	$2,384,824	$(5,614,151)	$(3,192,607)
Net loss	-	-	-	-	-	(46,814)	(46,814)
Balance, March 31, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,660,965)	$(3,239,421)
Balance, December 31, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,792,486)	$(3,370,942)
Net loss	-	-	-	-	-	(45,245)	(45,245)
Balance, March 31, 2019	-	$-	36,719,854	$36,720	$2,384,824	$(5,837,731)	$(3,416,187)

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Operating Activities

Net loss	$(45,245)	$(46,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Bank overdraft payable	126	5,247
Accounts payable and accrued expenses	6,182	(2,161)
Accrued officer compensation	30,000	30,000
Accrued related party interest	8,937	8,937

Net Cash Used in Operating Activities	-	(4,791)

Investing Activities

Net Cash Used in Investing Activities	-	-

Financing Activities

Proceeds from notes payable - related party	-	4,500

Net Cash Provided by Financing Activities	-	4,500

Net Change in Cash and Cash Equivalents	-	(291)

Cash and Cash Equivalents at Beginning of Period	-	291

Cash and Cash Equivalents at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of March 31, 2018 and 2019.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of March 31, 2019, the Company has not issued any employer stock options.

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

Recently Issued Accounting Pronouncements

ASC 842, Leases, was added by ASU 2016-02 on February 25, 2016, effective for fiscal periods beginning after December 15, 2018 and interim periods therein.  ASC 842 provides the requirements of financial accounting and reporting for lessees and lessors.  The Company has considered the potential impact of ASC 842 and has concluded that no adjustments were needed.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2018 the Company owed $1,372,169 to related parties. During the three month period ended March 31, 2019, the Company received $0 in additional cash loans from a related party, leaving a balance of $1,372,169 as of March 31, 2019. Of this total, $595,800 is unsecured, bears interest at 6 percent per annum, and is due on demand; $200,000 is unsecured, bears a flat owed interest amount of $46,000, and is due on demand; and the remaining $576,369 is unsecured, bears no interest, and is due on demand.

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

The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of March 31, 2019 and December 31, 2018, the Company owes THN an amount of $365,462 and $365,462 respectively, for amounts due under this agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  Mr. Howell received 714,286 shares of common stock valued at $120,000 as a partial payment for amounts owed under this agreement in January of 2010 and during 2009. The consulting agreement may be terminated at will by the Company. The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. Mr. Howell received 1,000,000 shares of common stock valued at $40,000 in February of 2011 as partial payment for amounts due under this agreement. As of March 31, 2019 and December 31, 2018, the Company owes Mr. Howell $1,070,000 and $1,040,000, respectively under the agreement.

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date. Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010. The Company continued to accrue amounts owed under this agreement through July of 2010. The balance owed to Mr. Clemons at March 31, 2019 and December 31, 2018 is $70,000 and $70,000, respectively under this agreement. The Company disputes this amount and is currently assessing legal issues surrounding this obligation.

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

Results of Operations – The Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

The Company had revenues of $0 for the quarter ended March 31, 2019 as compared to $0 for the quarter ended March 31, 2018. The costs of sales for the same period were $0 in 2019 as compared to $0 for 2018. The Company incurred expenses of $36,308 for the quarter ended March 31, 2019 as compared to $37,877 for the quarter ended March 31, 2018.  This represents a $1,569 decrease in the loss from operation for the 1st quarter of 2019, which is attributable to a decrease in general and administrative expenses. The expenses in the 1st quarter 2019 were incurred to further the company’s General and Administrative/Consulting efforts and continue the company’s strategic plan of opening wellness clinics worldwide.    Until the Company obtains capital required to develop any properties or businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.  Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of March 31, 2019 was $0.

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

Changes in Internal Controls

During the Quarter ended March 31, 2019, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: May 15, 2019	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer