Form 10-Q
period 2019-06-30
HST Global, Inc.
filed 2019-08-20
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company [x] Emerging growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of August 19, 2019 was 51,719,854 shares.

TABLE OF CONTENTS

HST GLOBAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	$3,702	$2,957
Accounts payable and accrued expenses	-	3.228
Accounts payable and accrued expenses - related parties	96,728	505,959
Accrued officer compensation	70,000	1,110,000
Accrued related party interest	123,176	376,629
Notes payable - related party	671,300	1,372,169
Total Current Liabilities	964,906	3,370,942

Total Liabilities	964,906	3,370,942

Stockholders' Deficit
Preferred stock; 5,000,000 shares authorized, at $0.001 par value, - 0- shares issued and outstanding, respectively	-	-
Common stock; 100,000,000 shares authorized, at $0.001 par value, 51,719,854 and 36,719,854 shares issued and outstanding, respectively	51,720	36,720
Additional paid-in capital	4,864,800	2,384,824
Accumulated deficit	(5,881,426)	(5,792,486)
Total Stockholders' Deficit	(964,906)	(3,370,942)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES	-	-	-	-

OPERATING EXPENSES
Consulting	30,000	30,000	60,000	60,000
General and administrative	4,758	5,456	11,066	13,332

Total Operating Expenses	34,758	35,456	71,066	73,332

Loss from Operations	(34,758)	(35,456)	(71,066)	(73,332)

OTHER INCOME (EXPENSE)

Interest expense	(8,937)	(8,937)	(17,874)	(17,874)

Total Other Income (Expense)	(8,937)	(8,937)	(17,874)	(17,874)

Loss Before Income Taxes	(43,695)	(44,393)	(88,940)	(91,206)
Provision for Income Taxes	-	-	-	-
NET LOSS	(43,695)	(44,393)	(88,940)	(91,206)

Basic and Diluted Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	37,049,524	36,719,854	36,885,600	36,719,854

The accompanying notes are an integral part of these financial statements

HST GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Operating Activities

Net loss	$(88,940)	$(91,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Bank overdraft payable	745	2,342
Accounts payable and accrued expenses	(2,779)	(1,101)
Accrued officer compensation	60,000	60,000
Accrued related party interest	17,874	17,874

Net Cash Used in Operating Activities	(13,100)	(12,091)

Investing Activities

Net Cash Used in Investing Activities	-	-

Financing Activities

Proceeds from notes payable - related party	13,100	11,800

Net Cash Provided by Financing Activities	13,100	11,800

Net Change in Cash and Cash Equivalents	-	(291)

Cash and Cash Equivalents at Beginning of Period	-	291

Cash and Cash Equivalents at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for debt	$2,494,976	-

The accompanying notes are an integral part of these financial statements

HST Global, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	-	$-	36,719,854	$36,720	$2,384,824	$(5,614,151)	$(3,192,607)
Net loss	-	-	-	-	-	(46,814)	(46,814)
Balance, March 31, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,660,965)	$(3,239,421)
Net loss	-	-	-	-	-	(44,393)	(44,393)
Balance, June 30, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,705,357)	$(3,283,813)

Balance, December 31, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,792,486)	$(3,370,942)
Net loss	-	-	-	-	-	(45,245)	(45,245)
Balance, March 31, 2019	-	$-	36,719,854	$36,720	$2,384,824	$(5,837,731)	$(3,416,187)
Conversion of related Party debt			15,000,000	15,000	$2,479,976		$2,494,976
Net loss	-	-	-	-	-	(43,695)	(43,695)
Balance, June 30, 2019	-	$-	51,719,854	51,720	4,864,800	$(5,881,426)	$(964,906)

The accompanying notes are an integral part of these financial statements

HST GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019

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

Principles of Consolidation

The condensed consolidated financial statements include our wholly-owned subsidiary.  Intercompany balances and transactions have been eliminated.

The accompanying notes are an integral part of these financial statements

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of June 30, 2018 and 2019.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  June 30, 2019, the Company has not issued any employer stock options.

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

The accompanying notes are an integral part of these financial statements

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

Recently Issued Accounting Pronouncements

ASC 842, Leases, was added by ASU 2016-02 on February 25, 2016, effective for fiscal periods beginning after December 15, 2018 and interim periods therein.  ASC 842 provides the requirements of financial accounting and reporting for lessees and lessors.  The Company has adopted ASC 842 on January 1, 2019and has concluded that no adjustments were needed.

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

The accompanying notes are an integral part of these financial statements and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. As of June 30, 2019, and December 31, 2018, the Company owed Mr. Howell $0 and $1,040,000, respectively based on the terms of the agreement on June 28, 2019. Mr. Howell agreed to exchange this payable for restricted common stock as part of the conversion of all of the money owed him and his affiliates in the amount of $2,494,976 in a series of debt exchange transactions as follows:

The Company issued 11,184,920 shares of restricted common shares to Ron Howell CEO for conversion of $1,860,407 owed to him by the Company for loans, consulting fees, reimbursements or other payables to equity in full payment of all obligations.

The Company issued 3,639,592 shares of Common stock to The Health Network, Inc., a company controlled by Ron Howell, CEO of the Company for conversion of $605,379, the total amount of money owed to The Health Network, Inc. by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

The Company issued 116,996 shares of Common stock of HST Global, Inc. shares of Common stock to LIFT, LLC., a company controlled by Ron Howell, CEO of the Company to convert $19,460 the total amount of money owed to LIFT, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

The Company issued 58,492 shares of Common stock of HST Global, Inc shares of restricted Common stock to Biolifecycle, LLC., a company controlled by Ron Howell, CEO of the Company to convert $9,729 the total amount of money owed to Biolifecycle, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

The value of the shares based on the trading price on June 26, 2019 was $150,000. The Company determined the difference between the debt calculated and the value of the shares, $2,344,976 was a capital transaction and was recorded in Additional Paid in Capital due to the related party nature of the transactions

The Company has entered into a consulting agreement with Eric Clemons, a shareholder of the Company, whereby the Company agreed to pay Mr. Clemons $10,000 per month for consulting services through December 2009. This employment agreement carried the provision that it could be extended beyond this date upon mutual agreement by both parties and that the agreement could be canceled by the Company at any time after that date.  Mr. Clemons received 1,471,419 shares of common stock valued at $103,000 as a partial payment for amounts owed under this agreement in January of 2010.  The Company continued to accrue amounts owed under this agreement through July of 2010.  The balance owed to Mr. Clemons at

The accompanying notes are an integral part of these financial statements

June 30, 2019 and December 31, 2018 is $70,000 and $70,000, respectively under this agreement.  The Company disputes this amount and is currently assessing legal issues surrounding this obligation with the intention of relying on extinguishing this obligation based on the opinion of the Company’s council and accounting guidelines to eliminate this debt by having it determined to be uncollectable.

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement. The Company previously accrued $15,000 per month for a general operating fee, which covered the use of office space, certain equipment, and various other services. However, due to the Company having limited available resources, THN has agreed to lease the Company office space at no charge. As of June 28, 2019 , the Company owed THN an amount of $365,462. Included in the agreement for THN to convert the funds owed to it by the Company, THN agreed to include the extinguishment of this payable as part of the debt conversion with HST in the transaction that THN accepted to convert this portion of the THN payable for all debt owed to THN for 3,639,592 shares of the Company’s restricted common stock and at June 30, 2019, the Company owed $0 to THN for this obligations.

NOTE 5 – COMMON STOCK

The Company issued 11,184,920 shares of restricted common shares to Ron Howell CEO for conversion of $1,860,407 owed to him by the Company for loans, consulting fees, reimbursements or other payables to equity.  In full payment of all obligations.

The Company issued 3,639,592 shares of Common stock to Health Net Inc. a company controlled by Ron Howell, CEO of the Company for conversion of $605,379, the total amount of money owed to Health Net, LLC by the Company for loans, fees, reimbursements or other payables. In full payment of all obligations.

The Company issued 116,996 shares of Common stock of HST Global, Inc. shares of Common stock to LIFT, LLC., a company controlled by Ron Howell, CEO of the Company to convert $19,460 the total amount of money owed to LIFT, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations

The Company issued 58,492 shares of Common stock of HST Global, Inc shares of restricted Common stock to Biolifecycle, LLC., a company controlled by Ron Howell, CEO of the Company to convert $9,729 the total amount of money owed to Biolifecycle, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

NOTE 6 – SUBSEQUENT EVENTS

On August 9, 2019, HST Global, Inc., a Nevada corporation (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with Orbital Group, Inc., a Nevada corporation (the “Seller”) to purchase the Seller’s contract rights (the “Assets”) to a revenue sharing agreement between Orbital Group, Inc. (also referred to herein as “Seller” or “OGI”) and VeraClaim, Ltd. (referred to herein as VeraClaim)Acquisition. Subject to the terms and conditions of  Agreement between VeraClaim, Ltd. and

The accompanying notes are an integral part of these financial statements

Orbital Group, Inc., Orbital Group, Inc has limited Rights to market the services and products know as and  based on the RevSource Platform and its associated products and services owned by VeraClaim, Ltd. in the Territory, which includes all countries of the world to potential clients in all countries of the world.

VeraClaim, Ltd. has not sold, transferred or assigned to Orbital Group, Inc. intellectual and physical property relating to the RevSource Platform or any and associated products or services.

The Acquisition is subject to customary closing conditions and is expected to close on or around August 9, 2019. Prior to closing the Acquisition, the Company will effect a reverse stock split of its common stock sufficient to ensure that no more than 3,450,000 shares of common stock are outstanding immediately prior to closing the Acquisition, and at closing of the Acquisition, the Company will pay to the Seller 19,500,000 shares of Company common stock as the purchase price for the Assets.

The accompanying notes are an integral part of these financial statements

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

Results of Operations – The Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

The Company had revenues of $0 for the quarter ended June 30, 2019 as compared to $0 for the quarter ended June 30, 2018. The costs of sales for the same period were $0 in 2019 as compared to $0 for 2018. The Company incurred expenses of $43,695 for the quarter ended June 30, 2019 as compared to $44,393 for the quarter ended June 30, 2018.  This represents a $698 decrease in the loss from operation for the 2nd quarter of 2019, which is attributable to a decrease in general and administrative expenses.  The expenses in the 2nd quarter 2019 were incurred to further the company’s General and Administrative/Consulting efforts and expanding the company’s strategic plan of opening wellness clinics worldwide, with the addition

The accompanying notes are an integral part of these financial statements of finding or creating business opportunities in medical related financial services.  Until the Company obtains capital required to become active in the medical financial services segment of the medical market place businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.  Operating revenues may never satisfy these needs.

Results of Operations – The Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

The Company had revenues of $0 for the six months ended June 30, 2019 as compared to $0 for the six months ended June 30, 2018. The costs of sales for the same period were $0 in 2019 as compared to $0 for 2018. The Company incurred expenses of $88,940 for the six months ended June 30, 2019 as compared to $91,206 for the six months ended June 30, 2018.  This represents a $2,226 decrease, which is attributable to a decrease in general and administrative expenses. The expenses in the 1st and 2nd quarters of 2019 were incurred to further the company’s General and Administrative/Consulting efforts and expanding the company’s strategic plan of opening wellness clinics worldwide, with the addition of finding or creating business opportunities in medical related financial services.  Until the Company obtains capital required to become active in the medical financial services segment of the medical market place businesses and obtains the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs.  Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Our cash balance as of June 30, 2019 was $0.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company that should be required to

The accompanying notes are an integral part of these financial statements be disclosed in our periodic filings with the SEC. As the Company adds working capital and expands in operations, the Company intends to strengthen its Controls and procedures with additional staff and outside services.

Changes in Internal Controls

During the Quarter ended June 30, 2019, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

The accompanying notes are an integral part of these financial statements

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 11,184,920 shares of restricted common shares to Ron Howell CEO for conversion of $1,860,407 owed to him by the Company for loans, consulting fees, reimbursements or other payables to equity  in full payment of all obligations.

The Company issued 3,639,592 shares of Common stock to Health Net Inc. a company controlled by Ron Howell, CEO of the Company for conversion of $605,379, the total amount of money owed to Health Net, LLC by the Company for loans, fees, reimbursements or other payables. In full payment of all obligations.

The Company issued 116,996 shares of Common stock of HST Global, Inc. shares of Common stock to LIFT, LLC., a company controlled by Ron Howell, CEO of the Company to convert $19,460 the total amount of money owed to LIFT, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations

The Company issued 58,492 shares of Common stock of HST Global, Inc shares of restricted Common stock to Biolifecycle, LLC., a company controlled by Ron Howell, CEO of the Company to convert $9,729 the total amount of money owed to Biolifecycle, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

The securities described above were issued to investors in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering. No commissions were paid and no agreements to register shares were offered in the private placements.

All Purchasers of shares described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

The accompanying notes are an integral part of these financial statements

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

Dated: August 19, 2019	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer

The accompanying notes are an integral part of these financial statements