Form 10-Q
period 2019-09-30
HST Global, Inc.
filed 2019-11-19
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of November 19, 2019 was 63,719,854 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,950	$-
Prepaid Expenses	5,100	-
Total Current Assets	22,050	-
Total Assets	$22,050	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	$-	$2,957
Accounts payable and accrued expenses	-	3.228
Accounts payable and accrued expenses - related parties	-	505,959
Accrued officer compensation	-	1,110,000
Accrued related party interest	-	376,629
Notes payable - related party	-	1,372,169
Total Current Liabilities	-	3,370,942
Total Liabilities	-	3,370,942

Stockholders' Deficit
Preferred stock; 10,000,000 and 5,000,000 shares authorized, respectively, at $0.001 par value, - 0- shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	-	-
Common stock; 200,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value, 63,719,854 and 36,719,854 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	63,720	36,720
Additional paid-in capital	5,298,764	2,384,824
Accumulated deficit	(5,340,434)	(5,792,486)
Total Stockholders' Deficit	22,050	(3,370,942)
Total Liabilities and Stockholders' Deficit	$22,050	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	12,881	30,000	72,881	90,000
General and administrative	42,127	4,638	53,193	17,970

Total Operating Expenses	55,008	34,638	126,074	107,970

Loss from Operations	(55,008)	(34,638)	(126,074)	(107,970)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	596,000	-	596,000	-
Interest expense	-	(8,937)	(17,874)	(26,811)

Total Other Income (Expense)	596,000	(8,937)	578,126	(26,811)

Income (Loss) Before Income Taxes	540,992	(43,575)	452,052	(134,781)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$540,992	$(43,575)	$452,052	$(134,781)

Basic and Diluted Gain or (Loss) Per Share	$0.01	$(0.00)	$0.01	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	51,866,374	36,719,854	47,031,209	36,719,854

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	-	$-	36,719,854	$36,720	$2,384,824	$(5,614,151)	$(3,192,607)
Net loss	-	-	-	-	-	(46,814)	(46,814)
Balance, March 31, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,660,965)	$(3,239,421)
Net loss	-	-	-	-	-	(44,393)	(44,393)
Balance, June 30, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,705,357)	$(3,283,813)
Net loss		$-	-	-	-	(43,575)	(43,575)
Balance September 30, 2018		$-	36,719,854	36,720	$2,384,824	$(5,748,932)	$(3,327,388)

Balance, December 31, 2018	-	$-	36,719,854	$36,720	$2,384,824	$(5,792,486)	$(3,370,942)
Net loss	-	-	-	-	-	(45,245)	(45,245)
Balance, March 31, 2019	-	$-	36,719,854	$36,720	$2,384,824	$(5,837,731)	$(3,416,187)
Conversion of related Party debt			15,000,000	15,000	$2,479,976		$2,494,976
Net loss	-	-	-	-	-	(43,695)	(43,695)
Balance, June 30, 2019	-	$-	51,719,854	$51,720	4,864,800	$(5,881,426)	$(964,906)
Derecognition of related party debt	-	-	-	-	365,964	-	365,964
Common stock issued for cash	-	-	12,000,000	12,000	68,000	-	80,000
Net loss	-	-	-	-	-	540,992	540,992
Balance, September 30, 2019	-	$-	63,719,854	$63,720	$5,298,764	$(5,340,434)	$22,050

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income or (loss)	$452,052	$(134,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(596,000)	-
Changes in operating assets and liabilities:
Prepaid Expense	(5,100)	-
Bank overdraft payable	(2,957)	1,387
Accounts payable and accrued expenses	(2,779)	(8)
Accrued officer compensation	60,000	90,000
Accrued related party interest	17,874	26,811
Net Cash Used in Operating Activities	(76,910)	(16,591)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	80,000	-
Proceeds from notes payable - related party	13,860	16,300
Net Cash Provided by Financing Activities	93,860	16,300

Net Change in Cash and Cash Equivalents	16,950	(291)

Cash and Cash Equivalents at Beginning of Period	-	291

Cash and Cash Equivalents at End of Period	$16,950	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities:
Accounts payable and accrued expenses converted to common shares	$1,509680	$-
Notes payable and accrued interest converted to common shares	$985,296	$-
Extinguishment of related party liabilities	$365,964	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2019

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2018. The results of operations for the period ended September 30, 2019, are not necessarily indicative of the results for a full-year period.

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

NOTE 2 – PROPOSED ASSET PURCHASE AGREEMENT

On June 26, 2019, the Company held a special meeting of shareholders based on the request of the Board of Directors.  A majority of  shareholders voted to approve and provide majority consent to authorize the officers of the Corporation to  (i) effect a reverse stock split of all the outstanding shares of the Corporation’s common stock at an exchange ratio of 1 post-split share for 15 pre-split shares (1:15); and (ii) amend the Corporation’s Articles of Incorporation with the State of Nevada to increase the number of authorized shares of common stock of the Corporation to 200,000,000 shares, and the number of authorized shares of preferred stock of the Corporation to 10,000,000 shares.  The reverse stock split is not effective as of the date the financial statements were issued.  The split has been applied for with FINRA and the Company is waiting for the Effective date to be granted by FINRA which will only become effective based on review by FINRA.

On August 9, 2019, HST Global, Inc., a Nevada corporation (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with Orbital Group, Inc., a Nevada corporation (the “Seller”) to purchase the Seller’s contract rights (the “Assets”) to a revenue sharing agreement (referred to herein as the “Acquisition”) between Orbital Group, Inc. (also referred to herein as “Seller” or “OGI”) and VeraClaim, Ltd. (referred to herein as “VeraClaim,”). Subject to the terms and conditions of the Agreement between VeraClaim, Ltd. and Orbital Group, Inc., Orbital Group, Inc has limited Rights to market the services and products known as and  based on the RevSource Platform and its associated products and services owned by VeraClaim, Ltd. in the Territory, which includes all countries of the world to potential clients in all countries of the world. VeraClaim, Ltd. has not sold, transferred or assigned to Orbital Group, Inc. intellectual and physical property relating to the RevSource Platform or any associated products or services.

As of the date of this filing the Acquisition  has not been completed and is still subject to customary closing conditions and is expected to close on or around November 26, 2019. It is anticipated that prior to closing of the Acquisition, the Company will have been able to implement the change in its capital structure based on the approval of shareholders which was approved on June 26, 2019. Based on the terms of the Acquisition Terms the recapitalization is required to be declared effective to ensure that there are no more than 4,500,000 shares of post reverse split common stock outstanding immediately prior to closing the Acquisition.  At the closing of the Acquisition, the Company will pay to the Seller 19,500,000 post reverse split shares of Company common stock as the purchase price for the Assets.

The final closing of the transaction is pending based on final review by management to include a review of relative regulatory requirements and regulations regarding HIPAA, as well as compliance with cybersecurity regulations related to managing patient medical records and other due diligence items relating to the transaction.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements and related notes include the activity of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K and 10-Q.

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of September 30, 2019 and 2018.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  September 30, 2019, the Company has not issued any employer stock options.

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

Recently Issued Accounting Pronouncements

ASC 842, Leases, was added by ASU 2016-02 on February 25, 2016, effective for fiscal periods beginning after December 15, 2018 and interim periods therein.  ASC 842 provides the requirements of financial accounting and reporting for lessees and lessors.  The Company has adopted ASC 842 on January 1, 2019 and has concluded that no adjustments were needed.

Management has considered all other recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – GOING CONCERN

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010. The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. As of September 30, 2019, and December 31, 2018, the Company owed Mr. Howell $0 and $1,040,000, respectively based on the terms of the agreement entered into on June 28, 2019, in which Mr. Howell agreed to exchange this payable for restricted common stock as part of the conversion of all of the money owed to him and his affiliates.  The transaction included a total conversion amount of $2,494,976 exchanged for a total of 15,000,000 shares of common stock in a series of debt exchange transactions based on a pre-reverse split basis are as follows:

1.The Company issued 11,184,920 shares of restricted common shares to Ron Howell CEO for conversion of $1,860,407 owed to him by the Company for loans, consulting fees, reimbursements or other payables to equity in full payment of all obligations.

2.The Company issued 3,639,592 shares of Common stock to The Health Network, Inc., a company controlled by Ron Howell, CEO of the Company for conversion of $605,379, the total amount of money owed to The Health Network, Inc. by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

3.The Company issued 116,996 shares of Common stock of HST Global, Inc. shares of Common stock to LIFT, LLC., a company controlled by Ron Howell, CEO of the Company to convert $19,460 the total amount of money owed to LIFT, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

4.The Company issued 58,492 shares of Common stock of HST Global, Inc shares of restricted Common stock to Biolifecycle, LLC., a company controlled by Ron Howell, CEO of the Company to convert $9,729 the total amount of money owed to Biolifecycle, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

The value of the shares based on the trading price on June 26, 2019 was $130,000. The Company determined the difference between the debt calculated and the value of the shares, $2,359,975 was a capital transaction and was recorded in Additional Paid in Capital due to the related party nature of the transactions.

Declassification of Related Party Debt

After a review of certain debt of the Company owed to third parties, the Board of Directors determined that that debt should be declassified as a liability of the Company.  The Board considered the accounting guidance under ASC 405-20-40-1, reviewing PCAOB publications and advice of legal counsel.

The Board  considered the laws of all states associated with the debt and payables and determined that the law of the state of Nevada as jurisdiction for determining the support for declassification of debt, which is the longest statute of limitations for written contracts relating to HST Global, Inc. The Board and its legal counsel determined based on receipt of an opinion of its counsel  that all of the Obligations are unenforceable and therefore should be decalcified as a liability of the Company.  In addition, it was agreed that any applicable court would grant a judgment that the obligations are extinguished as was determined that there are no circumstances which would result in tolling of any of the Obligations.

Further based on the information provided to legal counsel by the company, the legal opinion stated that due to the running of applicable statutes of limitations, the Obligations are unenforceable.

As a result, the Directors by unanimous written consent pursuant to the authority contained in the Nevada Corporations Code the Board of Directors approved the “declassification” of certain debt that legal counsel has advised has become uncollectible by the parties. The Board has determined that it is in the best interest of the company to provide a clearer statement of financial condition and no longer retain these debt obligations as current and remove them from our financial statements.

Debt obligations owed by the following were declassified as debt and were written off. The declassified debt included: (i) accrued former officer compensation pursuant to a consulting arrangement dated October 1, 2007 of $70,000; (ii) accounts payable for amounts due prior to 2010 in the amount of approximately $96,728; (iii) subscription for securities dated May 13, 2008 stock and a promissory note in the amount of $200,000 as the obligation was extinguished by a third party; (iv) a promissory Note dated November 25, 2009 for $200,000; (v) a promissory Note dated May 7, 2008 and due June 20, 2008 for $100,000, together with accrued loan penalties of approximately $50,000; (vi) certain stockholder loans prior to 2010 for approximately $121,300; (vii) accrued related party interest for obligations prior to 2010 for $77,176; and (viii) accrued former related party interest for obligations prior to 2010 by other offices of approximately $46,000. Of the $961,204 in extinguished debt and payables, the company realized a total gain of $596,000, and has recorded $365,204 as additional paid in capital for related parties.

NOTE 6 – COMMON STOCK

On June 26, 2019, the Company held a special meeting of shareholders based on the request of the Board of Directors.  A majority of  shareholders voted to approve and provide majority consent to authorize the officers of the Corporation to  (i) effect a reverse stock split of all the outstanding shares of the Corporation’s common stock at an exchange ratio of 1 post-split share for 15 pre-split shares (1:15); and (ii) amend the Corporation’s Articles of Incorporation with the State of Nevada to increase the number of authorized shares of common stock of the Corporation to 200,000,000 shares, and the number of authorized shares of preferred stock of the Corporation to 10,000,000 shares.  As a result of this action and as authorized the officers of the Corporation determined that the Company was required to file a Notice of Corporate Action with FINRA. The filing with FINRA was made on November 6, 2019 the Company filed a Related Company Corporate Action Notification of this corporate actions. The reverse stock split has not been declared effective as of the issuance of these financial statements.

As stated in Note 5, a total of 15,000,000 shares of common stock were issued to the Company’s CEO and entities controlled by him in consideration for the extinguishment of $2,494,976 in debt and payables.

In the three months period from July 1, 2019 to September 30, 2019, the company agreed to issue 12,000,000 shares of pre-split common stock for proceeds of $80,000 in a private placement. The securities were agreed to be issued to investors in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering.

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

As of September 30, 2019, there were 63,719,854 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

Our common stock is not subject to conversion or redemption and holders of common stock are not entitled to preemptive rights. Upon the liquidation, dissolution or winding up of the Company, the remaining assets legally available for distribution to stockholders, after payment of claims of creditors and payment of liquidation preferences, if any, on outstanding preferred stock, are distributable ratably among the holders of common stock and any participating preferred stock outstanding at that time. Each outstanding share of common stock is fully paid and non-assessable. Our Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by our stockholders.

The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  There are no material subsequent events to report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed financial statements of the Company and the notes thereto appearing elsewhere herein.  As used in this report, the terms "Company", "we", "our", "us" and "HSTC" refer to HST Global, Inc.

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

Results of Operations – The Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

The Company had no revenues or costs of sales during 2019 or 2018. The Company realized net income of $540,992 for the quarter ended September 30, 2019 as compared to a net loss of $43,575 for the quarter ended September 30, 2018. The increase in net income of $584,567 for the 3rd quarter of 2019 is attributable to a gain of $596,000 as a result of declassification of debt and accounts payable. Operating expense were $55,008 for the period ended September 30, 2019 as compared to $34,638 at September 30, 2018. The expenses in the 3rd quarter 2019 were the result of added working capital obtained in a private placement and the use of those funds to further the company’s General and Administrative/Consulting efforts and continue the company’s strategic plans.  Until the Company obtains capital required to develop the opportunities in development to build obtain the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Results of Operations – The Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

The Company had no revenues or costs of sales for the nine month periods of 2019 or 2018. The Company incurred net income of $452,052  for the nine months ended September 30, 2019 as compared to a net loss of $134,781  for the nine months ended September 30, 2018.  This represents a $586,833 increase in the net income, which is attributable to a gain of $596,000 as a result of declassification of debt and accounts payable. The operating expenses in the first three quarters of 2019 were $126,074 versus $107,970 for the same period in 2018.  The increase was based on the additional working capital available and were incurred to further the company’s strategic plans of developing and expanding the new lines of business that have been under development by management and third party consultants.  Until the Company obtains capital required to develop new properties or businesses and builds  the revenues needed from its future operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of September 30, 2019 was $16,950, with an overdraft balance of $2,975  on December 31, 2018.

Financing Activities.

The Company has paid for its operations through proceeds of $80,000 in the period of July 1, 2019 to September 30, 2019  from the private placement to unrelated third parties related parties, in addition to $13,860 received from related party notes payable. In the nine months ended September 30, 2018 the company received advances in the form of loans from related parties in an amount of $16,300.

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

Changes in Internal Controls

During the Quarter ended September 30, 2019, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months period from July 1, 2019 to September 30, 2019, the company agreed to issue 12,000,000 shares for proceeds of $80,000 in a private placement. The securities were issued to investors in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering.

The proceeds of this offering were used for general working capital purposes, which included the cost of due diligence on opportunities to expand the Company’s health care related business focus. Funds were used to pay the cost of using outside consultants to do analysis of expansion opportunities and to advise the company on operating procedures. The Company does plan on raising additional capital for working capital and for investment in new business operations.

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

Dated: November 19, 2019	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer