Form 10-K
period 2019-12-31
HST Global, Inc.
filed 2020-04-09
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

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

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.	$96,779
As of April 9, 2020 the number of shares of the registrant’s common stock outstanding was	4,247,993 Shares

HST Global, Inc.
TABLE OF CONTENTS

Part I

Forward Looking Statements4

Item 1.Business4

Item 1A.Risk Factors4

Item 1B.Unresolved Staff Comments4

Item 2.Properties4

Item 3.Legal Proceedings4

Item 4.Mine Safety Disclosures4

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities5

Item 6.Selected Financial Data5

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations6

Item 7A.Quantitative and Qualitative Disclosures About Market Risk7

Item 8.Financial Statements and Supplementary Data7

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure20

Item 9A.Controls and Procedures20

Item 9B.Other Information21

Part III

Item 10.Directors, Executive Officers, and Corporate Governance22

Item 11.Executive Compensation23

Item 12.Security Ownership of Certain Beneficial Owners and Management27

Item 13.Certain Relationships and Related Transactions, and Director Independence27

Item 14.Principal Accounting Fees and Services28

Part IV

Item 15.Exhibits and Financial Statement Schedules29

Signatures29

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

In August 2019, we entered into an Asset Purchase Agreement (“APA”) with Orbital Group, Inc to purchase certain assets and marketing rights (detailed below).  However, on January 7, 2020 the APA was terminated.

We continue to seek opportunities to implement our business plan and/or acquire additional acquisition or merger opportunities as previously reported.

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

Number of Shares Outstanding

As of December 31, 2019, the Company had 200,000,000 shares of common stock authorized with 4,247,993 issued and outstanding. These shares were held by approximately 596 shareholders of record. The Company had 10,000,000 shares of preferred stock authorized with no shares issued or outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Statements about our future expectations are "forward-looking statements" within the meaning of applicable Federal Securities Laws, and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors" in other filings with the SEC, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement.

Overview

HST Global, Inc. is an Integrated Health and Wellness Biotechnology company with a plan to develop and /or acquire a network of Wellness Centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late stage cancer. In addition, the company intends to acquire innovative products for the treatment of individual health challenges.  In this regard, the company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing.

To date we have been unable to initiate our original business plan.  While we are continuing to seek opportunities to do so, we are also seeking other opportunities to integrate assets, rights, or other potential revenue streams.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2019 and 2018.

The Company incurred operating expenses of $151,554 for the year ended December 31, 2019, compared to $142,587 in 2018. The increase in expenses in 2019 was primarily a result of an increase in administrative expenses, primarily due to an attempted acquisition of certain assets described below. We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the start-up stage.

The Company had net income of $426,572 for the year ended December 31, 2019 compared to a net loss of $178,335 in 2018.  This is primarily a result of gain on extinguishment of debt, offset partially by an increase in operating expenses as described above.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2019 was $1,955.

Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net cash used in operating activities	$ (91,905)	$(21,091)
Net cash used in investing activities	-	-
Net cash provided by financing activities	93,860	20,800
Net change in cash and cash equivalents	$ 1,955	$(291)

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

Consolidated Statements of Stockholders' Deficit11

Consolidated Statements of Cash Flows12

Notes to Consolidated Financial Statements13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of :

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HST Global, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

April 9, 2020

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$1,955	$-

Total Current Assets	1,955	-

Total Assets	$1,955	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	-	2,957
Accounts payable and accrued expenses	3,910	3,228
Accounts payable and accrued expenses - related parties	1,475	505,959
Accrued officer compensation	-	1,110,000
Accrued related party interest	-	376,629
Notes payable - related party	-	1,372,169

Total Current Liabilities	5,385	3,370,942

Total Liabilities	5,385	3,370,942

Stockholders' Deficit
Preferred stock; 10,000,000 and 5,000,000 shares authorized, respectively, at $0.001 par value, - 0- shares issued and outstanding at December 31, 2019 and 2018 respectively	-	-
Common stock; 200,000,000 and 100,000,000 shares authorized, respectively, at $0.001 par value, 4,247,993 and 2,447,991 shares issued and outstanding at December 31, 2019 and 2018, respectively	4,248	2,448
Additional paid-in capital	5,358,236	2,419,096
Accumulated deficit	(5,365,914)	(5,792,486)

Total Stockholders' Deficit	(3,430)	(3,370,942)

Total Liabilities and Stockholders' Deficit	$1,955	$-

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$-	$-

Operating Expenses:
Consulting	80,206	120,000
General and administrative	71,348	22,587

Total Operating Expenses	$151,554	$142,587

Net Loss from Operations	$(151,554)	$(142,587)

Other Income (Expense)
Interest expense	$(17,874)	$(35,748)
Gain on extinguishment of debt	596,000	-

Total Other Income (Expense)	578,126	(35,748)

NET INCOME/LOSS	$426,572	$(178,335)

Earnings (Loss) Per Share: Basic and Diluted - Common	$0.13	$(0.07)

Weighted Average Shares Outstanding: Basic and Diluted - Common	3,268,814	2,447,990

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	-	$-	2,447,991	$2,448	$2,419,096	$(5,614,151)	$(3,192,607)
Net Income (Loss)	-	-	-	-	-	(178,335)	(178,335)
Balance, December 31, 2018	-	$-	2,447,991	$2,448	$2,419,096	$(5,792,486)	$(3,370,942)
Conversion related party debt	-	-	1,000,000	1,000	2,493,976	-	2,494,976
Common stock issued for cash		-	800,000	800	79,200	-	80,000
Derecognition of related party debt	-	-	-	-	365,964	-	365,964
Net Income (Loss)	-	-	-	-	-	426,572	426,572
Balance, December 31, 2019	-	$-	4,247,993	$4,248	$5,358,236	$(5,365,914)	$(3,430)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$426,572	$(178,335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt	(596,000)	-
Changes in operating assets and liabilities:
Bank overdraft payable	(2,957)	2,957
Accounts payable and accrued expenses	2,606	(1,461)
Accrued officer compensation	60,000	120,000
Accrued related party interest	17,874	35,748
Net Cash used in Operating Activities	(91,905)	(21,091)

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	80,000	-
Proceeds from notes payable - related party	13,860	20,800
Net cash provided by financing activities	93,860	20,800

Net change in cash	1,955	(291)

Cash at Beginning of Period	-	291

Cash at End of Period	$1,955	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts payable and accrued expenses converted to common stock	$1,509,680	$-
Notes payable and accrued interest converted to common stock	$985,296	$-
Derecognition of related party debt	$365,964	$-

The notes are an integral part of the consolidated financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019 and 2018

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

HST Global, Inc. is an integrated Health and Wellness Biotechnology company with a plan to develop and/or acquire a network of Wellness Centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer and other life threatening diseases.  In addition, the Company intends to acquire innovative products for the treatment of life threatening diseases. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer and/or life threatening diseases.

To date we have been unable to initiate our original business plan.  While we are continuing to seek opportunities to do so, we are also seeking other opportunities to integrate assets, rights, or other potential revenue streams.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2019 and 2018, nor were any interest or penalties accrued as of December 31, 2019 and 2018.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2019 and 2018.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2019, the Company has not issued any employer stock options.

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

NOTE 4 – PROPOSED ASSET PURCHASE AGREEMENT

On August 9, 2019, we entered into an Asset Purchase Agreement (the “APA”) with Orbital Group, Inc., a Nevada corporation (the “Orbital”) to purchase Orbital’s contract rights to a revenue sharing agreement between Orbital and VeraClaim, Ltd (“VeraClaim”).  Orbital had limited rights to market services and products known as and based on the RevSource Platform and its associated products and services owned by VeraClaim, globally.

Based on the terms of the APA, we conducted various recapitalization measures including a reverse stock split and an increase in our authorized capital, further described in Note 8.  The APA also required issuance of 19,500,000 shares of our common stock in consideration for the acquisition.

On January 7, 2020, we terminated the APA due to nonpayment.

NOTE  5 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses - related parties consist of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
The Health Network, Inc.	$1,475	$365,462
Ronald Howell	-	43,770
Eric Clemons	-	96,727
Total	$1,475	$505,959

Please see Note 6 for further explanation of these liabilities.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the year ended December 31, 2019, the Company received $13,860 in additional cash loans from various related parties.

During the year ended December 31, 2018, the Company received $20,800 in additional cash loans from various related parties.

As of December 31, 2018, the Company had $1,372,169 in related party notes payable, which were converted into shares of common stock as part of the transaction described below in the section entitled “Related Party Debt Conversion.”  As of December 31, 2019, the Company had $0 in related party notes payable.

Total related party notes payable as of December 31, 2019 were $0.

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell is President. THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010. The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  The agreement was suspended from July, 2019 through December, 2019 due to the pendency of the APA, and has resumed beginning in January, 2020 due to the termination of the APA.  As of December 31, 2019 and 2018, the Company owed Mr. Howell $0 and $1,040,000 under the consulting agreement, which was converted into shares of common stock as part of the transaction described below in the section entitled “Related Party Debt Conversion.”  As of December 31, 2019, the Company owed Mr. Howell $0 under the consulting agreement.

Related Party Debt Conversion

Pursuant to an agreement entered into on June 28, 2019, Mr. Howell agreed to convert all debt owed to him and his affiliates into restricted common stock.  The transaction included a total conversion amount of $2,494,976 exchanged for a total of 1,000,000 (15,000,000 pre split) shares of common stock in a series of debt exchange transactions.

1.The Company issued 745,662 Post-split shares of restricted common shares to Ron Howell CEO for conversion of $1,860,407 owed to him by the Company for loans, consulting fees, reimbursements or other payables to equity in full payment of all obligations.

2.The Company issued 242,640 Post-split shares of Common stock to The Health Network, Inc., a company controlled by Ron Howell, CEO of the Company for conversion of $605,379, the total amount of money owed to The Health Network, Inc. by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

3.The Company issued 7,800 Post-split  shares of Common stock of HST Global, Inc. shares of Common stock to LIFT, LLC., a company controlled by Ron Howell, CEO of the Company to convert $19,460 the total amount of money owed to LIFT, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

4.The Company issued 3,900 Post-split  shares of Common stock of HST Global, Inc. shares of restricted Common stock to Biolifecycle, LLC., a company controlled by Ron Howell, CEO of the Company to convert $9,729 the total amount of money owed to Biolifecycle, LLC by the Company for loans, fees, reimbursements or other payables in full payment of all obligations.

The value of the shares based on the trading price on June 26, 2019 was $130,000.  The Company determined the difference between the debt amount and the value of the shares, $2,364,976, was a capital transaction and was recorded in Additional Paid in Capital due to the related party nature of the transactions.

Declassification of Related Party Debt

After a review of certain debt of the Company owed to third parties, the Board of Directors determined that that debt should be declassified as a liability of the Company.  The Board considered the accounting guidance under ASC 405-20-40-1, reviewing PCAOB publications and advice of legal counsel.

The Board considered the laws of all states associated with the debt and payables and determined that the law of the state of Nevada as jurisdiction for determining the support for declassification of debt, which is the longest statute of limitations for written contracts relating to HST Global, Inc.  The Board and its legal counsel determined based on receipts of an opinion of its counsel that all of the Obligations are unenforceable and therefore should be decalcified as a liability of the Company.  In addition, it was agreed that any applicable court would grant a judgment that the obligations are extinguished as was determined that there are no circumstances which would result in tolling of any of the Obligations.

Further based on the information provided to legal counsel by the company, the legal opinion stated that due to the running of applicable statutes of limitations, the Obligations are unenforceable.

As a result, the Directors by unanimous written consent pursuant to the autho4rity contained in the Nevada Corporations Code the Board of Directors approved the “declassification” of certain debt that legal counsel has advised has become uncollectible by the parties.  The Board has determined that it is in the best interest of the company to provide a clearer statement of financial condition and no longer retain these debt obligations as current and remove them from our financial statements.

Debt obligations owed by the following were declassified as debt and were written off.  The declassified debt included; (i) accrued former officer compensation pursuant to a consulting arrangement dated October 1, 2007 of $70,000; (ii) accounts payable for amounts due prior to 2010 in the amount of approximately $96,718; (iii) subscription for securities dated May 13, 2008 stock and a promissory note in the amount of $200,000 as the obligation was extinguished by a third party; (iv) a promissory Note dated November 29, 2009 for $200,000; (v) a promissory Note dated May 7, 2008 and due June 20, 2008 for $100,000, together with accrued loan penalties of approximately $50,000; (vi) certain stockholder loans prior to 2010 for approximately $121,300; (vii) accrued related party interest for obligations prior to 2010 for $77,176; and (viii) accrued former related party interest for obligations prior to 2010 by other offices of approximately $46,000.  Of the $961,204 in extinguished debt and payables, the company realized a total gain of $596,000, and has recorded $365,204 as additional paid in capital for related parties.

NOTE 7 – COMMON STOCK

On June 26, 2019, the Company held a special meeting of shareholders based on the request of the Board of Directors.  A majority of shareholders voted to approve and provide majority consent to authorize the officers of the Corporations to (i) effect a reverse stock split of all the outstanding shares of the Corporation’s common stock at an exchange ratio of 1 post-split share for 15 pre-split shares (1:15); and (ii) amend the Corporation’s Articles of Incorporation with the State of Nevada to increase the number of authorized shares of common stock of the Corporation to 200,000,000 shares, and the number of authorized shares of preferred stock of the Corporation to 10,000,000 shares.  As a result of this auction and as authorized the officers of the Corporation determined that the Company was required to file a Notice of Corporate Action with FINRA.  The filing with FINRA was made on November 6, 2019 in which the Company filed a Related Company Corporate Action Notification of this corporate actions.  The reverse stock split was made effective on November 26, 2019.  All share amounts herein have been restated in post-split numbers.

As stated in Note 6, a total of 1,000,000 shares of common stock were issued to the Company’s CEO and entities controlled by him in consideration for the extinguishment of $2,494,976 in debt and payables.

In the three months period from July 1, 2019 to September 30, 2019, the company agreed to issue 800,000 shares of common stock for proceeds of $80,000 in a private placement.  The securities were agreed to be issued to investors in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering.

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

As of December 31, 2019 there were 4,247,993 shares of our common stock issued and outstanding.  Subject to preferences that may be applicable to any preferred stock outstanding at the time. The holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine.  There are no Preferred shares issued at the time of this filing.  Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.  Cumulative voting for the election of directors is not authorized.

Our common stock is not subject to conversion or redemption and holders of common stock are not entitled to preemptive rights.  Upon the liquidation, dissolution or winding up of the Company, the remaining assets legally available for distribution to stockholders, after payment of claims of creditors and payment of liquidation preferences, if any, on outstanding preferred stock, are distributable ratable among the holders of common stock and any participating preferred stock outstanding at that time.  Each outstanding share of common stock is fully paid and non-assessable.  Our Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by our stockholders.

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

The cumulative tax effect at the expected rate of 21 percent of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Income tax benefit attributable to:
Net operating loss	$89,580	$(37,450)
Change in valuation allowance	(89,580)	37,450
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 21 percent (for 2019 & 2018) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset attributable to:
Net operating loss carry forwards	$(1,148,233)	$(1,237,814)
Common stock issued for services	113,692	113,692
Valuation allowance	1,034,542	1,124,122
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 21 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2019, the Company had an unused net operating loss carry-forward of approximately $4,926,389 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 9 – SUBSEQUENT EVENTS

On January 7, 2020, the Company terminated the APA with Orbital for nonpayment.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no other material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 for the reasons discussed below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

Name of Director or Officer	Age	Position
Ronald R. Howell	72	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2019 and our own records, we believe that no director or officer failed to file timely any beneficial ownership report.

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

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,000 per month.  Mr. Howell did not accrue these consulting fees from July, 2019 through December, 2019 due to the pendency of the APA with Orbital; however, Mr. Howell resumed accruing these consulting fees after termination of the APA in January, 2020.  The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

(1) Mr. Howell has agreed to defer receiving an annual salary. He accrued $10,000.00 per month from January 1, 2019 through June 30, 2019 from the Company pursuant to a consulting agreement (which was subsequently converted into common stock). See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2019

The Company currently does not participate in any equity award plan. During fiscal 2019, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2019

During fiscal 2019, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2019 and 2018. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2019	0	0	60,000 (1)	0	0	0	0
Ron Howell	2018	0	0	120,000(1)	0	0	0	0

(1)Pursuant to consulting agreement.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2019.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2019. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	2,802,800(2)	66.0%	Common

All Directors and Officers as a Group	2,802,800	66.0%	Common

(1) The percentage of shares owned is based on 4,247,993 shares of common stock outstanding as of December 31, 2019. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 1,570,460 held personally; 1,220,640 held by The Health Network, Inc.; 3,900 held by BioLifecycle; and 7,800 held by LIFT Wellness Centers, each of which are controlled by Mr. Howell.

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

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,0000 per month. The consulting agreement may be terminated at will by the Company. The consulting agreement was suspended during the pendency of the APA with Orbital from July, 2019 to December, 2019, but resumed in January, 2020 after the APA was terminated.  The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company's directors, such as an audit, nominating or compensation committee. The company's Board of Directors consists of Ron Howell, who is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Sadler, Gibb & Associates LLC, the Company's independent public accounting firm, during the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit fees	$14,500	$10,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$14,500	$10,500

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page 8:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2019 and 2018

•Consolidated Statements of Operations for the years ended December 31, 2019, and 2018

•Consolidated Statements of Changes in Stockholders' Interest for the years ended December 31, 2019 and 2018

•Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

Date: April 9, 2020