Form 10-Q
period 2020-03-31
HST Global, Inc.
filed 2020-05-15
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company [x] Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of March 31, 2020 was 4,247,993 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	-	$1,955
Prepaid Expenses	-	-
Total Current Assets	-	1,955
Total Assets	$-	$1,955

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	$2,113	$-
Accounts payable and accrued expenses	1,571	3,910
Accounts payable and accrued expenses - related parties	1,490	1,475
Accrued officer compensation	30,000	-
Notes payable - related party	3,090	-
Total Current Liabilities	38,264	5,385
Total Liabilities	38,264	5,385

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, respectively, at $0.001 par value, - 0- shares issued and outstanding at March 31, 2020 and December 31, 2019 respectively	-	-
Common stock; 200,000,000 shares authorized, respectively, at $0.001 par value, 4,247,993 and 4,247,993 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,248	4,248
Additional paid-in capital	5,358,236	5,358,236
Accumulated deficit	(5,400,748)	(5,365,914)
Total Stockholders' Deficit	(38,264)	(3,430)
Total Liabilities and Stockholders' Deficit	$-	$1,955

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
REVENUES	$-	$-

OPERATING EXPENSES
Consulting	30,000	30,000
General and administrative	4,818	6,308

Total Operating Expenses	34,818	36,308

Loss from Operations	(34,818)	(36,308)

OTHER INCOME (EXPENSE)

Interest expense	(15)	(8,937)

Total Other Income (Expense)	(15)	(8,937)

Loss Before Income Taxes	(34,833)	(45,245)
Provision for Income Taxes	-	-
NET LOSS	$(34,833)	$(45,245)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,268,814	2,447,991

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	$-	2,447,991	$2,448	$2,419,096	$(5,792,486)	$(3,370,942)
Net loss	-	-	-	-	-	(45,245)	(45,245)
Balance, March 31, 2019	-	$-	2,447,991	$2,448	$2,419,096	$(5,837,731)	$(3,416,187)

Balance, December 31, 2019	-	$-	4,247,993	$4,248	5,358,236	$(5,365,914)	$(3,430)
Net loss	-	-	-	-	-	(34,833)	(34,833)
Balance, March 31, 2020	-	$-	4,247,993	$4,248	$5,358,236	$(5400747)	$(38263)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,20 20	For the Three Months Ended March 31, 2019
Operating Activities
Net loss	$(34,833)	$(45,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	-
Changes in operating assets and liabilities:
Prepaid Expense	-	-
Bank overdraft payable	2,113	126
Notes payable related party	3,090	-
Accounts payable and accrued expenses	(2,340)	6,182
Accrued officer compensation	30,000	30,000
Accrued related party interest	15	8,937
Net Cash Used in Operating Activities	(1,955)	-

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from notes payable - related party	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash and Cash Equivalents	(1,955)	-

Cash and Cash Equivalents at Beginning of Period	1,955	-

Cash and Cash Equivalents at End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2019. The results of operations for the period ended March 31, 2020, are not necessarily indicative of the results for a full-year period.

HST Global, Inc. is an integrated Health and Wellness Biotechnology company that intends to developing and/or acquiring a network of Wellness Centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer and other life threatening diseases.  In addition, the Company intends to acquire innovative products for the treatment of life threatening diseases. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer and/or life threatening diseases.

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

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  March 31, 2020, the Company has not issued any employer stock options.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the quarter ended March 31, 2020, the Company received $3,090 in additional cash loans from Ronald R. Howell.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“HTN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. The agreement was suspended from July, 2019 through December, 2019 due to the pendency of the Asset Purchase Agreement with Orbital Group, Inc. (the “APA”), and has resumed beginning in January, 2020 due to the termination of the APA.  As of December 31, 2019, the Company owed Mr. Howell $0 under the consulting agreement.  As of March 31, 2020, the Company owed Mr. Howell $30,000 under the consulting agreement.

NOTE 5 – COMMON STOCK

None

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations – The Three Months Ended March 31, 2020as Compared to the Three Months Ended March 31, 2019

The Company had no revenues or costs of sales during 2020 or 2019. The Company realized net loss of $34,833 for the quarter ended March 31, 2020 as compared to a net loss of $45,245 for the quarter ended March 31, 2019. The decrease in net loss of $10,412 for the 1st quarter of 2020 is attributable to a decrease of accounts payable. Operating expense were $55,008 for the period ended September 30, 2019 as compared to $34,638 at September 30, 2018.

Results of Operations – The Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

The Company had no revenues or costs of sales for the three month periods of 2020 or 2019. The Company incurred net loss of $34,833 for the three months ended March 31, 2020 as compared to a net loss of $45,245 for the three months ended March 31, 2019.  The operating expenses in the first quarters of 2020 were $34,833 versus $45,245 for the same period in 2019.  The decrease was based on the decrease of accounts payable.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of March 31, 2020 was an overdraft balance of $2,113, with an overdraft balance of $126 on March 31, 2019.

Financing Activities.

The Company has paid for its operations through proceeds of $80,000 in the period of July 1, 2019 to September 30, 2019  from the private placement to unrelated third parties related parties, in addition to $3,090 received from related party notes payable. In the three months ended March 31, 2020 the company received advances in the form of loans from related parties in an amount of $3,090.

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

Changes in Internal Controls

During the Quarter ended March 31, 2020, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: May 15, 2020	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer