Form 10-Q
period 2020-09-30
HST Global, Inc.
filed 2020-11-13
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2020 was 4,247,993 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$750	$1,955
Total Current Assets	750	1,955
Total Assets	$750	$1,955

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,825	$3,910
Accounts payable and accrued expenses - related parties	90,000	1,475
Accrued interest, related party	474	-
Loan from stockholder	25,676	-
Total Current Liabilities	117,975	5,385
Total Liabilities	117,975	5,385

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, -0- shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 4,247,993 shares issued and outstanding at September 30, 2020 and December 31, 2019	4,248	4,248
Additional paid-in capital	5,358,236	5,358,236
Accumulated deficit	(5,479,709)	(5,365,914)
Total Stockholders' Deficit	(117,225)	(3,430)
Total Liabilities and Stockholders' Deficit	$750	$1,955

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	$30,000	$12,881	$90,000	$72,881
General and administrative	4,682	42,127	23,321	53,193

Total Operating Expenses	34,682	55,008	113,321	126,074

Loss from Operations	(34,682)	(55,008)	(113,321)	(126,074)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	596,000	-	596,000
Interest expense	(252)	-	(474)	(17,874)

Total Other Income (Expense)	(252)	596,000	(474)	578,126

Loss Before Income Taxes	(34,934)	540,992	(113,795)	452,052
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$(34,934)	$540,992	$(113,795)	$452,052

Basic and Diluted Earnings (Loss) Per Share	$(0.01)	$0.01	$(0.03)	$0.01

Basic and Diluted Weighted Average Number of Common Shares Outstanding	4,247,993	51,866,374	4,247,993	47,031,209

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	$-	2,447,993	$2,448	$2,419,096	$(5,792,486)	$(3,370,942)
Net income (loss)	-	-	-	-	-	(45,245)	(45,245)
Balance, March 31, 2019	-	$-	2,447,993	$2,448	$2,419,096	$(5,837,731)	$(3,416,187)
Conversion of related Party debt	-	-	1,000,000	1,000	$2,493,976	-	$2,494,976
Net income (loss)	-	-	-	-	-	(43,695)	(43,695)
Balance, June 30, 2019	-	-	3,447,993	$3,448	$4,913,072	$(5,881,426)	$(964,906)
Extinguishment of related party liabilities	-	-	-	-	365,964	-	365,964
Common stock issued for cash	-	-	800,000	800	79,200	-	80,000
Net income (loss)	-	-	-	-	-	452,052	452,052
Balance, September 30, 2019	-	-	$4,247,993	$4,248	$5,358,236	$(5,429,374)	$(66,890)

Balance, December 31, 2019	-	$-	4,247,993	$4,248	5,358,236	$(5,365,914)	$(3,430)
Net income (loss)	-	-	-	-	-	(34,833)	(34,833)
Balance, March 31, 2020	-	$-	4,247,993	$4,248	$5,358,236	$(5,400,747)	$(38,263)
Net income (loss)	-	-	-	-	-	(44,028)	(44,028)
Balance, June 30, 2020	-	-	4,247,993	$4,248	$5,358,236	$(5,444,775)	$(82,291)
Net income (loss)	-	-	-	-	-	(34,934)	(34,934)
Balance, September 30, 2020	-	-	4,247,993	$4,248	$5,358,236	$(5,479,709)	$(117,225)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Operating Activities
Net loss	$(113,795)	$(452,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(596,000)
Changes in operating assets and liabilities:
Prepaid Expense		(2,957)
Bank overdraft payable	-	(5,100)
Accounts payable and accrued expenses	(3,560)	(2,779)
Accrued officer compensation	90,000	60,000
Accrued related party interest	474	17,874
Loan from shareholder	12,476	-
Net Cash Used in Operating Activities	(14,405)	(76,910)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	80,000
Proceeds from notes payable - related party	13,200	13,860
Net Cash Provided by Financing Activities	13,200	93,860

Net Change in Cash and Cash Equivalents	(1,205)	16,950

Cash and Cash Equivalents at Beginning of Period	1,955	-

Cash and Cash Equivalents at End of Period	$750	$16,950

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Financing Activities:
Accounts payable and accrued expenses converted to common stock	$-	$1,509,680
Notes payable and accrued interest converted to common stock	$-	$985,296
Extinguishment of related party liabilities	$-	$365,964

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2020

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2019. The results of operations for the period ended September 30, 2020, are not necessarily indicative of the results for a full-year period.

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of September 30, 2020 and 2019.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  September 30, 2020, the Company has not issued any employer stock options.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the quarter ended September 30, 2020, the Company received $4,000 in additional cash loans, and had $0 in amounts paid directly to vendors, from Ronald R. Howell.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“HTN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. The agreement was suspended from July, 2019 through December, 2019 due to the pendency of the Asset Purchase Agreement with Orbital Group, Inc. (the “APA”), and has resumed beginning in January, 2020 due to the termination of the APA.  As of December 31, 2019, the Company owed Mr. Howell $0 under the consulting agreement.  As of September 30, 2020, the Company owed Mr. Howell $90,000 under the consulting agreement.

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

Results of Operations – The Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

The Company had no revenues or costs of sales during 2020 or 2019. The Company realized net loss of $34,934 for the quarter ended September 30, 2020 as compared to a net profit of $540,992 for the quarter ended September 30, 2019.  The increase in net loss for the 3rd quarter of 2020 is attributable to a decrease of accounts payable and decrease of attributable to accrued interest. Operating expense were $34,682 for the period ended September 30, 2020 as compared to $55,008 at September 30, 2019.

Results of Operations – The Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September  30, 2019

The Company had no revenues or costs of sales for the nine month periods of 2020 or 2019. The Company incurred net loss of $113,795 for the nine months ended September 30, 2020 as compared to a net profit of $452,052 for the nine months ended September 30, 2019.  The operating expenses in the third quarters of 2020 were $113,321 versus

$126,074 for the same period in 2019.  The decrease was based on the decrease of accounts payable and increase of accrued interest.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of September 30, 2020 was $750, with a balance of $1,955 on September 30, 2019.

Financing Activities.

The Company has paid for its operations through proceeds of $80,000 in the period of July 1, 2019 to September 30, 2019  from the private placement to unrelated third parties related parties, in addition to $25,676 received from related party notes payable. In the nine months ended September 30, 2020 the company received advances in the form of loans from related parties in an amount of $25,676.

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

Changes in Internal Controls

During the quarter ended September 30, 2020, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: November __, 2020	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer