Form 10-K
period 2020-12-31
HST Global, Inc.
filed 2021-04-14
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x] Emerging growth Company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.	$96,779
As of April 13, 2021 the number of shares of the registrant’s common stock outstanding was	5,248,582 Shares

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

Item 6.Selected Financial Data5

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations6

Item 7A.Quantitative and Qualitative Disclosures About Market Risk7

Item 8.Financial Statements and Supplementary Data7

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure21

Item 9A.Controls and Procedures21

Item 9B.Other Information22

Part III

Item 10.Directors, Executive Officers, and Corporate Governance23

Item 11.Executive Compensation24

Item 12.Security Ownership of Certain Beneficial Owners and Management28

Item 13.Certain Relationships and Related Transactions, and Director Independence28

Item 14.Principal Accounting Fees and Services29

Part IV

Item 15.Exhibits and Financial Statement Schedules30

Signatures30

PART I

ITEM 1. BUSINESS

A. BUSINESS DEVELOPMENT

There have been no changes to our business development since our last annual report on Form 10-K.  We are still in the start-up stage and have not commenced operations.

B. FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Financial Statements attached to this Form 10-K.

C. BUSINESS OF THE COMPANY

HST Global, Inc. was founded as an Integrated Health and Wellness Biotechnology company with a plan to develop and /or acquire a network of Wellness Centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late stage cancer.

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

Number of Shares Outstanding

As of December 31, 2020, the Company had 200,000,000 shares of common stock authorized with 5,248,582 issued and outstanding. These shares were held by approximately 602 shareholders of record. The Company had 10,000,000 shares of preferred stock authorized with no shares issued or outstanding.

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

Overview

HST Global, Inc. was founded as an Integrated Health and Wellness Biotechnology company with a plan to develop and /or acquire a network of Wellness Centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late stage cancer.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2020 and 2019.

The Company incurred operating expenses of $207,978 for the year ended December 31, 2020, compared to $151,554 in 2019. The slight decrease in expenses in 2020 was primarily a result of a decrease in administrative expenses offset by an increase in consulting costs, We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the start-up stage.

The Company had a net loss of $208,992 for the year ended December 31, 2020 compared to  net income of $426,572 in 2019.  This is primarily a result of gain on extinguishment of debt that happened in 2019.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2020 was $660.

Cash Flows

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(26,971)	$(91,905)
Net cash used in investing activities	-	-
Net cash provided by financing activities	25,676	93,860
Net change in cash and cash equivalents	$(1,295)	$1,955

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

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DescriptionPage

Reports of Independent Registered Public Accounting Firms8

Consolidated Balance Sheets10

Consolidated Statements of Operations11

Consolidated Statements of Stockholders' Deficit12

Consolidated Statements of Cash Flows13

Notes to Consolidated Financial Statements14

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

HST Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HST Global, Inc. (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has yet to establish an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

April 13, 2021

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of HST Global, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HST Global, Inc. (“the Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We served as the Company’s auditor from 2013 to 2020.

Salt Lake City, UT

April 9, 2020

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$660	$1,955

Total Current Assets	660	1,955

Total Assets	$660	$1,955

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft payable	-
Accounts payable and accrued expenses	4,918	3,910
Accounts payable and accrued expenses - related parties	121,475	1,475
Loans or advances from related party	25,676	-
Accrued related party interest	1,014	-

Total Current Liabilities	153,083	5,385

Total Liabilities	153,083	5,385

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 and 4,247,993 shares issued and outstanding at December 31, 2020 and 2019, respectively	5,249	4,248
Additional paid-in capital	5,417,236	5,358,236
Accumulated deficit	(5,574,908)	(5,365,914)

Total Stockholders' Deficit	(152,423)	(3,430)

Total Liabilities and Stockholders' Deficit	$660	$1,955

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues	$-	$-

Operating Expenses:
Consulting, related party	180,000	80,206
General and administrative	27,978	71,348

Total Operating Expenses	207,978	151,554

Net Loss from Operations	(207,978)	(151,554)

Other Income (Expense)
Interest expense	(1,014)	(17,874)
Gain on extinguishment of debt	-	596,000

Total Other Income (Expense)	(1,014)	578,126

NET INCOME (LOSS)	$(208,992)	$426,572

Earnings (Loss) Per Share: Basic and Diluted - Common	$(0.04)	$0.13

Weighted Average Shares Outstanding: Basic and Diluted - Common	4,771,066	3,268,814

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	-	$-	2,447,991	$2,448	$2,419,096	$(5,792,486)	$(3,370,942)
Conversion of related party debt	-	-	1,000,000	1,000	2,493,976	-	2,494,976
Common stock issued for cash	-	-	800,000	800	79,200	-	80,000
Derecognition of related party debt	-	-	-	-	365,964	-	365,964
Net Income (Loss)	-	-	-	-	-	426,572	426,572
Balance, December 31, 2019	-	$-	4,247,993	$4,248	$5,358,236	$(5,365,914)	$(3,430)
Shares issued to a related party for consulting services	-	-	1,000,000	1,000	59,000	-	60,000
Net Income (Loss)	-	-	-	-	-	(208,992)	(208,992)
Balance, December 31, 2020	-	$-	5,248,582	$5,249	$5,417,236	$(5,514,908)	$(152,423)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(208,992)	$426,572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of debt	-	(596,000)
Shares issued to a related party for consulting services	60,000	-
Changes in operating assets and liabilities:
Bank overdraft payable	-	(2,957)
Accounts payable and accrued expenses	1,007	2,606
Accrued officer compensation	120,000	60,000
Accrued related party interest	1,014	17,874
Net Cash used in Operating Activities	(26,971)	(91,905)

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	80,000
Proceeds from notes payable - related party	25,676	13,860
Net cash provided by financing activities	25,676	93,860

Net change in cash	(1,295)	1,955

Cash at Beginning of Period	1,955	-

Cash at End of Period	$660	$1,955

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts payable and accrued expenses converted to common stock	$-	$1,509,680
Notes payable and accrued interest converted to common stock	$-	$985,296
Derecognition of related party debt	$-	$365,964

The notes are an integral part of the consolidated financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiary, Health Source Technologies, Inc. Intercompany balances and transactions have been eliminated.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2020 and 2019, nor were any interest or penalties accrued as of December 31, 2020 and 2019.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2020 and 2019.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2020, the Company has not issued any employer stock options.

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

NOTE  4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses - related parties consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
The Health Network, Inc.	$1,475	$1,475
Ronald Howell	120,000	-
Total	$121,475	$1,475

Please see Note 5 for further explanation of these liabilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Total related party notes payable as of December 31, 2019 were $0. During the year ended December 31, 2020, the Company received $25,676 in additional cash loans.  During the year ended December 31, 2019, the Company received $13,860 in additional cash loans from various related parties.

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

During the year ended December 31, 2020, the Company recognized $120,000 for consulting fees for Ronald Howell.

As of December 31, 2020 and 2019, the Company owed Mr. Howell $120,000 and $0 under the consulting agreement.

On June 23, 2020, the Company agreed to issue an additional 1,000,000 shares of restricted common stock to Mr. Howell in consideration for consulting services during the pendency of the APA, in lieu of the $60,000 in consulting fees that were suspended in 2019 due to the potential transaction.

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

Declassification of Related Party Debt

After a review of certain debt of the Company owed to third parties, the Board of Directors determined that that debt should be declassified as a liability of the Company.  The Board considered the accounting guidance under ASC 405-20-40-1, and advice of legal counsel.

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

As stated in Note 5, a total of 1,000,000 shares of common stock were issued to the Company’s CEO and entities controlled by him in consideration for the extinguishment of $2,494,976 in debt and payables.

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

As of December 31, 2020 there were 5,248,582 shares of our common stock issued and outstanding.  Subject to preferences that may be applicable to any preferred stock outstanding at the time. The holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine.  There are no Preferred shares issued at the time of this filing.  Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.  Cumulative voting for the election of directors is not authorized.

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

The cumulative tax effect at the expected rate of 21 percent of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Income tax benefit attributable to:
Net operating loss	$ (43,888)	$89,580
Change in valuation allowance	43,888	(89,580)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 21 percent (for 2020 & 2019) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carry forwards	$(1,192,121)	$(1,148,233)
Common stock issued for services	113,692	113,692
Valuation allowance	1,078,429	1,034,542
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 21 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2020, the Company had an unused net operating loss carry-forward of approximately $5,135,381 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 27, 2020, the board of directors of HST Global, Inc. (the “Company”) approved the engagement of Turner, Stone & Company (“Turner Stone”) as the company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2020, effective immediately, and dismissed Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as the Company’s independent registered public accounting firm on April 23, 2020.

We did not consult with Turner Stone regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

Sadler Gibb’s reports on our financial statements for the prior two fiscal years contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there is substantial doubt as to our ability to continue as a going concern.

During the fiscal years ended December 31, 2018 and 2019, and the subsequent interim period through April 23, 2020, there were (i) no disagreements (as such term is defined in Item 304 of Regulation S-K) between the Company and Sadler Gibb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sadler Gibb’s satisfaction, would have caused Sadler Gibb to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for a statement that the Company is not required to have, and Sadler Gibb was not engaged to audit, internal controls over financial reporting.

The Company provided Sadler Gibb with a copy of the disclosures it made in its Current Report on Form 8-K filed April 28, 2020, and requested that Sadler Gibb furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein. A copy of Sadler Gibb’s letter dated April 28, 2020, is filed as Exhibit 16.1 to the Company’s Form 8-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 for the reasons discussed below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	73	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2020 and our own records, we believe that no director or officer failed to file timely any beneficial ownership report.

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

(1) Mr. Howell has agreed to defer receiving an annual salary. He accrued $10,000.00 per month during 2020 from the Company pursuant to a consulting agreement, along with stock valued at $60,000 for consulting fees during the pendency of the APA. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2020

The Company currently does not participate in any equity award plan. During fiscal 2020, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2020

During fiscal 2020, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2020 and 2019. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2020	0	0	120,000 (1)	60,000 (1)	0	0	0
Ron Howell	2019	0	0	60,000 (1)	0	0	0	0

(1)Pursuant to consulting agreement.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2020.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2020. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	3,269,476(2)	62.3%	Common

All Directors and Officers as a Group	3,269,476	62.3%	Common

(1) The percentage of shares owned is based on 5,248,582 shares of common stock outstanding as of December 31, 2020. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

(2) Includes 2,515,497 held personally and 753,979 held by The Health Network, Inc., which is controlled by Mr. Howell.

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

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell whereby the Company agreed to pay Mr. Howell $10,0000 per month. The consulting agreement may be terminated at will by the Company. The consulting agreement was suspended during the pendency of the APA with Orbital from July, 2019 to December, 2019, but resumed in January, 2020 after the APA was terminated.  The Company subsequently agreed to issue restricted stock in lieu of the $60,000 in consulting fees that were suspended by the APA.  The Company intends to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.

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

	2020	2019
Audit fees-Sadler	$8,169	$14,500
Audit fees-Turner Stone	6,000	-
Tax fees	-	-
All other fees	-	-
Total	$14,169	$14,500

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page 8:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2020 and 2019

•Consolidated Statements of Operations for the years ended December 31, 2020, and 2019

•Consolidated Statements of Changes in Stockholders' Interest for the years ended December 31, 2020 and 2019

•Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

Date: April 13, 2021