Form 10-Q
period 2021-06-30
HST Global, Inc.
filed 2021-08-13
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] ☐ [x]
The number of shares of the registrant’s common stock outstanding as of June 30, 2021 was	5,248,582 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,121	$660
Total Current Assets	1,121	660
Total Assets	$1,121	$660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	-	4,918
Accounts payable and accrued expenses - related parties	182,275	121,475
Loans or advances from related party	46,776	25,676
Accrued related party interest	2,111	1,014
Total Current Liabilities	231,162	153,083
Total Liabilities	231,162	153,083

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at June 30, 2021 and December 31, 2020	5,249	5,249
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,652,526)	(5,574,908)
Total Stockholders' Deficit	(230,041)	(152,423)
Total Liabilities and Stockholders' Deficit	$1,121	$660

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting, related party	30,000	30,000	60,000	60,000
General and administrative	8,217	13,822	16,521	18,640

Total Operating Expenses	38,217	43,822	76,521	78,640

Loss from Operations	(38,217)	(43,822)	(76,521)	(78,640)

OTHER INCOME (EXPENSE)

Interest expense	(662)	(206)	(1,097)	(222)

Total Other Income (Expense)	(662)	(206)	(1,097)	(222)

Loss Before Income Taxes	(38,879)	(44,028)	(77,618)	(78,862)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(38,879)	$(44,028)	$(77,618)	$(78,862)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,248,582	4,247,993	5,248,582	4,247,993

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	-	$-	4,247,993	$4,248	$5,358,236	$(5,365,914)	$(3,430)
Net loss	-	-	-	-	-	(34,833)	(34,833)
Balance, March 31, 2020	-	$-	4,247,993	$4,248	$5,358,236	$(5,400,747)	$(38,263)
Net loss	-	-	-	-	-	(44,028)	(44,028)
Balance, June 30, 2020	-	-	4,247,993	$4,248	$5,358,236	$(5,444,775)	$(82,291)

Balance, December 31, 2020	-	$-	5,248,582	$5,249	5,417,236	$(5,574,908)	$(152,423)
Net loss	-	-	-	-	-	(38,740)	(38,740)
Balance, March 31, 2021	-	$-	5,248,582	$5,249	$5,417,236	$(5,613,648)	$(191,163)
Net loss	-	-	-	-	-	(38,878)	(38,878)
Balance, June 30, 2021	-	-	5,248,582	$5,249	$5,417,236	$(5,652,526)	$(230,041)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,2021	For the Six Months Ended June 30, 2020
Operating Activities
Net income (loss)	$(77,618)	$(78,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,918)	(3,520)
Accounts payable and accrued expenses-related parties	60,800	72,436
Accrued related party interest	1,097	222
Net Cash Used in Operating Activities	(20,639)	(9,684)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from notes payable - related party	21,100	9,200
Net Cash Provided by Financing Activities	21,100	9,200

Net Change in Cash	461	(484)

Cash at Beginning of Period	660	1,955

Cash at End of Period	$1,121	$1,471

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2021

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2020. The results of operations for the period ended June 30, 2021, are not necessarily indicative of the results for a full-year period.

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

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  June 30, 2021, the Company has not issued any employer stock options.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the quarter ended June 30, 2021, the Company received $16,000 in additional cash loans from Ronald R. Howell.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“HTN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2020, the Company owed Mr. Howell $120,000 under the consulting agreement.  As of June 30, 2021, the Company owed Mr. Howell $180,000 under the consulting agreement.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations – The Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

The Company had no revenues or costs of sales during 2021 or 2020. The Company realized net loss of $38,879 for the quarter ended June 30, 2021 as compared to a net loss of $44,028 for the quarter ended June 30, 2020. The decrease in net loss of $5,149 for the 1st quarter of 2021 is attributable to a decrease in G&A expenses.

Results of Operations – The Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

The Company had no revenues or costs of sales for the six month periods ended June 30, 2021 or 2020. The Company incurred net loss of $77,618 for the six months ended June 30, 2021 as compared to a net loss of $78,862 for the six months ended June 30, 2020.  The operating expenses in the second quarters of 2021 were $77,618 versus $78,862 for the same period in 2020.  The decrease was based on the decrease in G&A expenses.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of June 30, 2021 was $1,121, with a balance of $1,471 on June 30, 2020.

Financing Activities.

The Company has paid for its operations through proceeds of $25,776 during 2020 from related party notes payable. In the six months ended June 30, 2021 the company received advances in the form of loans from related parties in an amount of $21,100.

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

Changes in Internal Controls

During the Quarter ended June 30, 2021, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: August 13, 2021	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer