Form 10-K
period 2021-12-31
HST Global, Inc.
filed 2022-03-04
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.	$96,779
As of March 4, 2022 the number of shares of the registrant’s common stock outstanding was	5,248,582 Shares

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

Part IV

Item 15.Exhibits and Financial Statement Schedules26

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

Number of Shares Outstanding

As of December 31, 2021, the Company had 200,000,000 shares of common stock authorized with 5,248,582 issued and outstanding. These shares were held by approximately 602 shareholders of record. The Company had 10,000,000 shares of preferred stock authorized with no shares issued or outstanding.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2021 and 2020.

The Company incurred operating expenses of $145,718 for the year ended December 31, 2021, compared to $207,978 in 2020. The decrease in expenses in 2021 was primarily a result of an elimination of Stock Holder Compensation to Related Parties, We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the start-up stage.

The Company had a net loss of $148,360 for the year ended December 31, 2021 compared to a net loss of $208,992 in 2020.  This is primarily a result of the elimination of Stock Holder Compensation to Related Parties in 2020.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2021 was $225.

Cash Flows

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(29,836)	$(26,971)
Net cash used in investing activities	-	-
Net cash provided by financing activities	29,401	25,676
Net change in cash and cash equivalents	$(435)	$(1,295)

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

DescriptionPage

Reports of Independent Registered Public Accounting Firms (PCAOB Firm ID 76)8

Consolidated Balance Sheets9

Consolidated Statements of Operations10

Consolidated Statements of Stockholders' Deficit11

Consolidated Statements of Cash Flows12

Notes to Consolidated Financial Statements13

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Director of

HST Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HST Global, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position as of December 31, 2021 to 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has yet to establish an ongoing source of revenues sufficient to meet its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas

March 4, 2022

We have served as the Company’s auditor since 2020.

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

Current Assets
Cash and cash equivalents	$225	$660

Total Current Assets	225	660

Total Assets	$225	$660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	-	4,918
Accounts payable and accrued expenses - related parties	242,275	121,475
Loans or advances from related party	55,077	25,676
Accrued related party interest	3,656	1,014

Total Current Liabilities	301,008	153,083

Total Liabilities	301,008	153,083

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 and 55,248,582 shares issued and outstanding at December 31, 2021 and 2020, respectively	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,723,267)	(5,574,907)

Total Stockholders' Deficit	(300,783)	(152,423)

Total Liabilities and Stockholders' Deficit	$225	$660

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$-	$-

Operating Expenses:
Consulting, related party	120,000	180,000
General and administrative	25,718	27,978

Total Operating Expenses	145,718	207,978

Net Loss from Operations	(145,718)	(207,978)

Other Income (Expense)
Interest expense	(2,642)	(1,014)

Total Other Income (Expense)	(2,642)	(1,014)

NET LOSS	$(148,360)	$(208,992)

Earnings (Loss) Per Share: Basic and Diluted - Common	$(0.03)	$(0.04)

Weighted Average Shares Outstanding: Basic and Diluted - Common	5,248,582	4,771,066

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	4,248,582	$4,248	$5,358,236	$(5,365,915)	$(3,431)
Shares issued to a related party for consulting services	-	-	1,000,000	$1,000	$59,000	$-	$60,000
Net Income (Loss)	-	-	-	-	-	$(208,992)	$(208,992)
Balance, December 31, 2020	-	$-	5,248,582	$5,248	$5,417,236	$(5,574,907)	$(152,423)
Net Income (Loss)	-	$-	-	$-	$-	$(148,360)	$(148,360)
Balance, December 31, 2021	-	$-	5,248,582	$5,248	$5,417,236	$(5,723,267)	$(300,783)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(148,360)	$(208,992)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued to a related party for consulting services	-	60,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,918)	1,007
Accrued officer compensation	120,800	120,000
Accrued related party interest	2,642	1,014
Net Cash used in Operating Activities	(29,836)	(26,971)

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	29,401	25,676
Net cash provided by financing activities	29,401	25,676

Net change in cash	(435)	(1,295)

Cash at Beginning of Period	660	1,955

Cash at End of Period	$225	$660

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts payable and accrued expenses converted to common stock	$-	$-
Notes payable and accrued interest converted to common stock	$-	$-
Derecognition of related party debt	$-	$-

The notes are an integral part of the consolidated financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2021 and 2020, nor were any interest or penalties accrued as of December 31, 2021 and 2020.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2021 and 2020.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation,” effective on January 1, 2019. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2021, the Company has not issued any employer stock options.

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

NOTE  4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses - related parties consist of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
The Health Network, Inc.	$2,275	$1,475
Ronald Howell	240,000	120,000
Total	$242,275	$121,475

Please see Note 5 for further explanation of these liabilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Total related party notes payable as of December 31, 2020 were $25,676.  During the year ended December 31, 2021, the Company received $29,401 in additional cash loans.

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

During the years ended December 31, 2021 and 2020, the Company recognized $120,000 for consulting fees in each year for Ronald Howell.

As of December 31, 2021 and 2020, the Company owed Mr. Howell $240,000 and $120,000 under the consulting agreement.

On June 23, 2020, the Company agreed to issue an additional 1,000,000 shares of restricted common stock (which increased stock value by $1,000 and Additional Paid-In Capital by $59,000) to Mr. Howell in consideration for consulting services during the pendency of the APA, in lieu of the $60,000 in consulting fees that were suspended in 2019 due to the potential transaction.

NOTE 6 – COMMON STOCK

None.

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

The cumulative tax effect at the expected rate of 21 percent of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Income tax benefit attributable to:
Net operating loss	$ (31,156)	$(43,888)
Change in valuation allowance	31,156	43,888
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 21 percent (for 2021 & 2020) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carry forwards	$(1,223,277)	$(1,192,121)
Common stock issued for services	113,692	113,692
Valuation allowance	1,109,585	1,078,429
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 21 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2021, the Company had an unused net operating loss carry-forward of approximately $5,283,741 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	74	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2021 and our own records, we believe that no director or officer failed to file timely any beneficial ownership report.

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

(1) Mr. Howell has agreed to defer receiving an annual salary. He accrued $10,000. per month during 2021 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2021

The Company currently does not participate in any equity award plan. During fiscal 2021, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2021

During fiscal 2021, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2021 and 2020. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2021	0	0	120,000 (1)	0	0	0	0
Ron Howell	2020	0	0	120,000 (1)	60,000 (1)	0	0	0

(1)Pursuant to consulting agreement.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2021.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of December 31, 2021. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	3,269,476(2)	62.3%	Common

All Directors and Officers as a Group	3,269,476	62.3%	Common

(1) The percentage of shares owned is based on 5,248,582 shares of common stock outstanding as of December 31, 2021. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees paid to Sadler, Gibb & Associates LLC and Turner, Stone & Company, LLP, the Company's independent public accounting firms, during the fiscal year ended December 31, 2021 and 2020.

	2021	2020
Audit fees-Sadler	$2,000	$8,169
Audit fees-Turner Stone	11,000	6,000
Tax fees	-	-
All other fees	-	-
Total	$13,000	$14,169

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page 8:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2021 and 2020

•Consolidated Statements of Operations for the years ended December 31, 2021, and 2020

•Consolidated Statements of Changes in Stockholders' Interest for the years ended December 31, 2021 and 2020

•Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

Date: March 4, 2022