Form 10-Q
period 2022-03-31
HST Global, Inc.
filed 2022-04-29
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] ☐ [x]
The number of shares of the registrant’s common stock outstanding as of April 29, 2022 was	5,248,582 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$127	$225
Total Current Assets	127	225
Total Assets	$127	$225

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	235	-
Accounts payable and accrued expenses - related parties	272,275	242,275
Loans or advances from related party	62,077	55,077
Accrued related party interest	4,537	3,656
Total Current Liabilities	339,124	301,008
Total Liabilities	339,124	301,008

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at March 31, 2022 and December 31, 2021	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,761,481)	(5,723,267)
Total Stockholders' Deficit	(338,997)	(300,783)
Total Liabilities and Stockholders' Deficit	$127	$225

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
REVENUES	$-	$-

OPERATING EXPENSES
Consulting, related party	30,000	30,000
General and administrative	7,333	8,304

Total Operating Expenses	37,333	38,304

Net Loss from Operations	(37,333)	(38,304)

OTHER INCOME (EXPENSE)

Interest expense	(881)	(436)

Total Other Income (Expense)	(881)	(436)

Loss Before Income Taxes	(38,214)	(38,740)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	$(38,214)	$(38,740)

Earnings (Loss) Per Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding: Basic and Diluted - Common	5,248,582	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	-	$-	5,248,582	$5,248	$5,417,236	$(5,574,908)	$(152,424)
Net loss	-	-	-	-	-	(38,740)	(38,740)
Balance, March 31, 2021	-	$-	5,248,582	$5,248	$5,417,236	$(5,613,648)	$(191,164)

Balance, December 31, 2021	-	$-	5,248,582	$5,248	5,417,236	$(5,723,267)	$(300,783)
Net loss	-	-	-	-	-	(38,214)	(38,214)
Balance, March 31, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,761,481)	$(338,997)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,2022	For the Three Months Ended March 31, 2021
Operating Activities
Net income (loss)	$(38,214)	$(38,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Bank overdraft payable	-	322
Accounts payable and accrued expenses	235	2,222
Accounts payable and accrued expenses-related parties	30,000	30,000
Accrued related party interest	881	436
Net Cash Used in Operating Activities	(7,098)	(5,760)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from notes payable - related party	7,000	5,100
Net Cash Provided by Financing Activities	7,000	5,100

Net Change in Cash	(98)	(660)

Cash at Beginning of Period	225	660

Cash at End of Period	$127	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2022

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2021. The results of operations for the period ended March 31, 2022, are not necessarily indicative of the results for a full-year period.

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

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  March 31, 2022, the Company has not issued any employer stock options.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the quarter ended March 31, 2022, the Company received $7,000 in additional cash loans from Ronald R. Howell.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“HTN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2021, the Company owed Mr. Howell $240,000 under the consulting agreement.  As of March 31, 2022, the Company owed Mr. Howell $270,000 under the consulting agreement.

NOTE 5 – SUBSEQUENT EVENTS

In April, 2022, the Company received $1,000 in additional cash loans from Ronald R. Howell.

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

Results of Operations – The Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

The Company had no revenues or costs of sales during 2022 or 2021. The Company realized net loss of $38,214 for the quarter ended March 31, 2022 as compared to a net loss of $38,740 for the quarter ended March 31, 2021. The decrease in net loss of $526 for the 1st quarter of 2022 is attributable to a slight decrease in G&A expenses offset by a slight increase in interest expense.  Operating expenses were $37,333 for the period ended March 31, 2022 as compared to $38,304 as of March 31, 2021.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of March 31, 2022 was $127, with an overdraft balance of $322 on March 31, 2021.

Financing Activities.

The Company has paid for its operations through proceeds of $29,401 during 2021 from related party notes payable. In the three months ended March 31, 2022 the company received advances in the form of loans from related parties in an amount of $7,000.

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

Changes in Internal Controls

During the Quarter ended March 31, 2022, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: April 29 2022	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer