Form 10-K
period 2022-12-31
HST Global, Inc.
filed 2023-01-31
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

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

[ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

[ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

[ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.	$96,779
As of January 31, 2023 the number of shares of the registrant’s common stock outstanding was	5,248,582 Shares

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

Item 9A.Controls and Procedures18

Item 9B.Other Information19

Part III

Item 10.Directors, Executive Officers, and Corporate Governance20

Item 11.Executive Compensation21

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……………………………………...………………………………………………………… 25

Item 13.Certain Relationships and Related Transactions, and Director Independence25

Item 14.Principal Accountant Fees and Services26

Part IV

Item 15.Exhibits and Financial Statement Schedules26

Signatures27

PART I

ITEM 1. BUSINESS

A. BUSINESS DEVELOPMENT

There have been no changes to our business development since our last annual report on Form 10-K.  We are still in the start-up stage and have not commenced operations.

B. FINANCIAL INFORMATION ABOUT SEGMENTS

As defined by generally accepted accounting principles ("GAAP"), we do not have any segments separate and apart from our business as a whole. Accordingly, there are no measures of revenue from external customers, profit and loss, or total assets aside from what is reported in the Consolidated Financial Statements attached to this Form 10-K.

C. BUSINESS OF THE COMPANY

HST Global, Inc. (the “Company”) was founded as an integrated health and wellness biotechnology company with a plan to develop and /or acquire a network of wellness centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late stage cancer.

To date we have been unable to initiate our original business plan.  While we are continuing to seek opportunities to do so, we are also seeking other opportunities to integrate assets, rights, or other potential revenue streams.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 150 Research Dr., Hampton VA. We currently share these offices with The Health Network, Inc. ("THN"), of which Ron Howell (our Chief Executive Officer and Chairman) is President. We have no formal sublease or rental agreement with THN; however, we are currently renting the space at no cost. The combined office and warehouse space is 42,600 square feet, of which we use a small portion.

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

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission (“SEC”) generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

Dividends

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future. We currently intend to use all profits to further the growth and development of the Company.

Number of Shares Outstanding

As of December 31, 2022, the Company had 200,000,000 shares of common stock authorized with 5,248,582 issued and outstanding. These shares were held by approximately 602 shareholders of record. The Company had 10,000,000 shares of preferred stock authorized with no shares issued or outstanding.

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

Overview

The Company was founded as an integrated health and wellness biotechnology company with a plan to develop and /or acquire a network of wellness centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late stage cancer.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2022 and 2021.

The Company incurred operating expenses of $141,035 for the year ended December 31, 2022, compared to $145,718 in 2021. The decrease in expenses in 2022 was primarily a result of a $3,400 decrease of accounting expenses. We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the start-up stage.

The Company had a net loss of $145,074 for the year ended December 31, 2022 compared to a net loss of $148,360 in 2021.  This is primarily a result of the reduction in accounting expenses during 2022.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2022 was $190.

Cash Flows

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(21,035)	$(29,836)
Net cash used in investing activities	-	-
Net cash provided by financing activities	21,000	29,401
Net change in cash and cash equivalents	$(35)	$(435)

The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to ensure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

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

Consolidated Statements of Cash Flows12

Notes to Consolidated Financial Statements13

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Director of

HST Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HST Global, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas

January 31, 2023

We have served as the Company’s auditor since 2020.

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Current Assets
Cash and cash equivalents	$190	$225

Total Current Assets	190	225

Total Assets	$190	$225

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses - related party	$362,275	$242,275
Loans or advances from related party	76,077	55,077
Accrued related party interest	7,695	3,656

Total Current Liabilities	446,047	301,008

Total Liabilities	446,047	301,008

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, no shares issued and outstanding at December 31, 2022 and 2021	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at December 31, 2022 and 2021	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,868,341)	(5,723,267)

Total Stockholders' Deficit	(445,857)	(300,783)

Total Liabilities and Stockholders' Deficit	$190	$225

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$-	$-

Operating Expenses:
Consulting, related party	120,000	120,000
General and administrative	21,035	25,718

Total Operating Expenses	141,035	145,718

Net Loss from Operations	(141,035)	(145,718)

Other Income (Expense)
Interest expense	(4,039)	(2,642)

Total Other Income (Expense)	(4,039)	(2,642)

NET LOSS	$(145,074)	$(148,360)

Earnings (Loss) Per Share: Basic and Diluted - Common	$(0.03)	$(0.03)

Weighted Average Shares Outstanding: Basic and Diluted - Common	5,248,582	5,248,582

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	$-	5,248,582	$5,248	$5,417,236	$(5,574,907)	$(152,423)
Net Loss	-	-	-	-	-	(148,360)	(148,360)
Balance, December 31, 2021	-	-	5,248,582	5,248	5,417,236	(5,723,267)	(300,783)
Net Loss	-	-	-	-	-	(145,074)	(145,074)
Balance, December 31, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,868,341)	$(445,857)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net Loss	$(145,074)	$(148,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses – related parties	-	(4,918)
Accrued officer compensation	120,000	120,800
Accrued related party interest	4,039	2,642
Net Cash used in Operating Activities	(21,035)	(29,836)

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from loans or advances - related party	21,000	29,401
Net Cash provided by Financing Activities	21,000	29,401

Net change in cash and cash equivalents	(35)	(435)

Cash and Cash Equivalents at Beginning of Period	225	660

Cash and Cash Equivalents at End of Period	$190	$225

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The notes are an integral part of the consolidated financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (the “Company”) was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation. The Company has made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a merger and share exchange agreement with Health Source Technologies, Inc. This business acquisition was been accounted for as a recapitalization of Health Source Technologies, Inc. (“Health Source”).  At the time of the merger NT Holding Corporation had disposed of its assets and liabilities and had minimal operations. Immediately after the acquisition the Company changed its name to HST Global, Inc. Health Source was incorporated under the laws of the State of Nevada on August 6, 2007. The Company is currently headquartered in Hampton, Virginia.

The Company is an integrated health and wellness biotechnology company with a plan to develop and/or acquire a network of wellness centers worldwide with the primary focus on homeopathic and alternative treatments of late stage cancer and other life threatening diseases.  In addition, the Company intends to acquire innovative products for the treatment of life threatening diseases. The Company primarily focuses on homeopathic and alternative product candidates that are undergoing or have already completed significant clinical testing for the treatment of late stage cancer and/or life threatening diseases.

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

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiary, Health Source Intercompany balances and transactions have been eliminated.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2022 and 2021, nor were any interest or penalties accrued as of December 31, 2022 and 2021.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260 “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2022 and 2021.

Stock-Based Compensation

The Company follows the provisions of ASC 718, Stock Compensation, in accounting for share-based payments to employees. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of December 31, 2022, the Company has not issued any employee stock options.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business within one year after the date these consolidated financial statements were issued. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  There is substantial doubt that the Company can continue as a going concern for a period of one year from the issuance of these consolidated financial statements.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses - related parties consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
The Health Network, Inc.	$2,275	$2,275
Ronald Howell	360,000	240,000
Total	$362,275	$242,275

Please see Note 5 for further explanation of these liabilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

The total related party notes payable balance as of December 31, 2021 was $55,077.  During the year ended December 31, 2022, the Company received $21,000 in additional cash loans, leaving a balance of $76,077.

Executive Offices

The Company's executive offices are located at 150 Research Dr., Hampton VA. These offices are leased by The Health Network, Inc. ("THN"), of which Ron Howell (our Chief Executive officer and Chairman) is president. THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010. The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  The agreement was suspended from July, 2019 through December, 2019 due to the pendency of the Asset Purchase Agreement (“APA”), and has resumed beginning in January, 2020 due to the termination of the APA.

During the years ended December 31, 2022 and 2021, the Company recognized $120,000 for consulting fees in each year for Ronald Howell.

As of December 31, 2022 and 2021, the Company owed Mr. Howell $360,000 and $240,000 under the consulting agreement.

NOTE 6 – INCOME TAXES

In accordance with the provisions of ASC 740, deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying consolidated statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 21 percent of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Income tax benefit attributable to:
Net operating loss	$ (30,466)	$(31,156)
Change in valuation allowance	30,466	31,156
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 21 percent (for 2022 and 2021) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carry forwards	$(1,253,743)	$(1,223,277)
Common stock issued for services	113,692	113,692
Valuation allowance	1,140,051	1,109,585
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 21 percent statutory rate, results from non-deductible stock-based compensation and the change in valuation allowance.

At December 31, 2022, the Company had an unused net operating loss carry-forward of approximately $5,428,815 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events requiring recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 for the reasons discussed below.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on our review of the copies of the Forms 3, 4 and 5 and amendments thereto furnished to us by the persons required to make such filings during fiscal 2022 and our own records, we believe that no director or officer failed to file timely any beneficial ownership report.

Corporate Governance.

We have not adopted a code of ethics to date. We are in the process of evaluating the standards of conduct necessary for the deterrence of malfeasance and the promotion of ethical conduct and accountability, and will determine whether a code of ethics is necessary based on our evaluation.

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

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely on benchmarking against our competitors in making compensation-related decisions.

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

Description of Compensation Agreements and Arrangements

As discussed below, we have not agreed to pay the Named Executive Officer an annual salary. We will negotiate a base salary in the near future, and such base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the agreed annual salary of each of the named executive officers:

Summary Annual Salary

Name	Annual Salary
Ron Howell	0[1]

(1) Mr. Howell has agreed to defer receiving an annual salary. He accrued $10,000. per month during 2022 from the Company pursuant to a consulting agreement. See "Relationships and Related Transactions," below.

Ron Howell, Chief Executive Officer – Mr. Howell currently does not receive compensation for his services as Chief Executive Officer. He has agreed to defer compensation until the Company obtains sufficient financing. The Board of Directors will determine what level of compensation is appropriate to offer Mr. Howell in the near future.

Grants of Plan-Based Awards Table for Fiscal Year 2022

The Company currently does not participate in any equity award plan. During fiscal 2022, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2022

During fiscal 2022, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2022 and 2021. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2022	0	0	120,000 (1)	0	0	0	0
Ron Howell	2021	0	0	120,000 (1)	0	0	0	0

(1)Pursuant to consulting agreement.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2022.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Ron Howell	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of December 31, 2022. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	3,269,476(2)	62.3%	Common

All Directors and Officers as a Group	3,269,476	62.3%	Common

(1) The percentage of shares owned is based on 5,248,582 shares of common stock outstanding as of December 31, 2022. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees paid to Sadler, Gibb & Associates LLC and Turner, Stone & Company, LLP, the Company's independent public accounting firms, during the fiscal year ended December 31, 2022 and 2021.

	2022	2021
Audit fees-Sadler	$-	$2,000
Audit fees-Turner Stone	9,500	11,000
Tax fees	-	-
All other fees	-	-
Total	$9,500	$13,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page 8:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2022 and 2021

•Consolidated Statements of Operations for the years ended December 31, 2022, and 2021

•Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2022 and 2021

•Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

Date: January 31, 2023