Form 10-Q
period 2023-03-31
HST Global, Inc.
filed 2023-05-12
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
The number of shares of the registrant’s common stock outstanding as of April 19, 2023 was	5,248,582 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$115	$190
Total Current Assets	115	190
Total Assets	$115	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	-	-
Accounts payable and accrued expenses - related parties	392,275	362,275
Loans or advances from related party	84,077	76,077
Accrued related party interest	8,906	7,695
Total Current Liabilities	485,258	446,047
Total Liabilities	485,258	446,047

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at March 31, 2023 and December 31, 2022	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,907,627)	(5,868,341)
Total Stockholders' Deficit	(485,143)	(445,857)
Total Liabilities and Stockholders' Deficit	$115	$190

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
REVENUES	$-	$-

OPERATING EXPENSES
Consulting, related party	30,000	30,000
General and administrative	8,075	7,333

Total Operating Expenses	38,075	37,333

Net Loss from Operations	(38,075)	(37,333)

OTHER INCOME (EXPENSE)

Interest expense	(1,211)	(881)

Total Other Expense	(1,211)	(881)

Loss Before Income Taxes	(39,286)	(38,214)
Provision for Income Taxes	-	-
NET LOSS	$(39,286)	$(38,214)

Loss Per Share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding: Basic and Diluted - Common	5,248,582	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	5,248,582	$5,248	$5,417,236	$(5,574,908)	$(152,424)
Net loss	-	-	-	-	-	(38,214)	(38,214)
Balance, March 31, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,613,648)	$(191,164)

Balance, December 31, 2022	-	$-	5,248,582	$5,248	5,417,236	$(5,868,341)	$(445,857)
Net loss	-	-	-	-	-	(39,286)	(39,286)
Balance, March 31, 2023	-	$-	5,248,582	$5,248	$5,417,236	$(5,907,627)	$(485,143)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,2023	For the Three Months Ended March 31, 2022
Operating Activities
Net loss	$(39,286)	$(38,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Accounts payable and accrued expenses	-	235
Accounts payable and accrued expenses-related parties	30,000	30,000
Accrued related party interest	1,212	881
Net Cash Used in Operating Activities	(8,075)	(7,098)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from notes payable - related party	8,000	7,000
Net Cash Provided by Financing Activities	8,000	7,000

Net Change in Cash	(75)	(98)

Cash at Beginning of Period	190	225

Cash at End of Period	$115	$127

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2023

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

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2022. The results of operations for the period ended March 31, 2023, are not necessarily indicative of the results for a full-year period.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements and related notes include the activity of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the SEC to Form 10-K and 10-Q.

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”, upon inception at August 6, 2007. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. As of  March 31, 2023, the Company has not issued any employer stock options.

Fair Value of Financial Instruments

The Company adopted ASC 820, “Fair Value Measurement”, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the quarter ended March 31, 2023, the Company received $8,000 in additional cash loans from Ronald R. Howell.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“HTN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2022, the Company owed Mr. Howell $360,000 under the consulting agreement.  As of March 31, 2023, the Company owed Mr. Howell $390,000 under the consulting agreement.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, Company management reviewed all material events through the date of this report and determined that there are no other subsequent events requiring recognition or disclosure.

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

Results of Operations – The Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The Company had no revenues or costs of sales during 2023 or 2022. The Company realized net loss from operations of $38,075 for the quarter ended March 31, 2023 as compared to a net loss of $37,333 for the quarter ended March 31, 2022. The decrease in net loss from operations of $742 for the 1st quarter of 2023 is attributable to a slight decrease in G&A expenses offset by a slight increase in interest expense.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of March 31, 2023 was $115, with a cash balance of $127 on March 31, 2022.

Financing Activities.

The Company has paid for its operations through proceeds of $21,000 during 2022 from related party notes payable. In the three months ended March 31, 2023 the Company received advances in the form of loans from related parties in an amount of $8,000.

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

Changes in Internal Controls

During the Quarter ended March 31, 2023, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: May 04, 2023	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer