Form 10-Q
period 2023-06-30
HST Global, Inc.
filed 2023-08-11
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
The number of shares of the registrant’s common stock outstanding as of August 11, 2023 was	5,248,582 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,320	$190
Total Current Assets	2,320	190
Total Assets	$2,320	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$-
Accounts payable and accrued expenses - related parties	422,275	362,275
Loans or advances from related party	89,271	76,077
Accrued related party interest	10,212	7,695
Total Current Liabilities	521,758	446,047
Total Liabilities	521,758	446,047

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at June 30,2023 and December 31, 2022	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,941,922)	(5,868,341)
Total Stockholders' Deficit	(519,438)	(445,857)
Total Liabilities and Stockholders' Deficit	$2,320	$190

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting, related party	30,000	30,000	60,000	60,000
General and administrative	2,990	4,527	11,065	11,860

Total Operating Expenses	32,990	34,527	71,065	71,860

Loss from Operations	(32,990)	(34,527)	(71,065)	(71,860)

OTHER INCOME (EXPENSE)

Interest expense	(1,305)	(986)	(2,516)	(1,867)

Total Other Income (Expense)	(1,305)	(986)	(2,516)	(1,867)

Loss Before Income Taxes	(34,295)	(35,513)	(73,581)	(73,727)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(34,295)	$(35,513)	$(73,581)	$(73,727)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,248,582	5,248,582	5,248,582	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	5,248,582	$5,248	$5,417,236	$(5,723,267)	$(300,783)
Net loss	-	-	-	-	-	(38,214)	(38,214)
Balance, March 31, 2022	-	-	5,248,582	5,248	5,417,236	(5,761,481)	(338,997)
Net loss	-	-	-	-	-	(35,513)	(35,513)
Balance, June 30, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,796,994)	$(374,510)

Balance, December 31, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,868,341)	$(445,857)
Net loss	-	-	-	-	-	(39,286)	(39,286)
Balance, March 31, 2023	-	-	5,248,582	5,248	5,417,236	(5,907,627)	(485,143)
Net loss	-	-	-	-	-	(34,295)	(34,295)
Balance, June 30, 2023	-	$-	5,248,582	$5,248	$5,417,236	$(5,941,922)	$(519,438)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,2023	For the Six Months Ended June 30, 2022
Operating Activities
Net loss	$(73,581)	$(73,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Accounts payable and accrued expenses-related parties	60,000	60,800
Accrued related party interest	2,517	1,867
Net Cash Used in Operating Activities	(11,064)	(11,860)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from loans or advances from related party	13,194	12,000
Net Cash Provided by Financing Activities	13,194	12,000

Net Change in Cash and Cash Equivalents	2,130	140

Cash and Cash Equivalents at Beginning of Period	190	225

Cash and Cash Equivalents at End of Period	$2,320	$365

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2023

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (the "Company") was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation. The Company has made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a Merger and share exchange agreement with Health Source Technologies, Inc. This business acquisition was accounted for as a reverse merger or recapitalization of Health Source Technologies, Inc. At the time of the merger NT Holding Corporation had disposed of its assets and liabilities and had minimal operations.  Immediately after the acquisition the Company changed its name to HST Global, Inc. Health Source Technologies, Inc. was incorporated under the laws of the State of Nevada on August 6, 2007. The Company is currently headquartered in Hampton, Virginia.

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

The accompanying interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2022. The results of operations for the period ended June 30, 2023, are not necessarily indicative of the results for a full-year period.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements and related notes include the activity of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the SEC to Form 10-K and 10-Q.

Accounting Method

The Company’s condensed financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based on their fair values. As of June 30, 2023, the Company has not issued any employer stock options.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 – GOING CONCERN

The Company’s condensed financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plan to support the Company in its operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company does not raise all of the funds it needs from public offerings, it will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from its officers, directors or others. If the Company requires additional cash and is unable to raise it, it will either have to suspend operations until the cash is raised, or cease business entirely.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans or Advances from Related Party

During the six months ended June 30, 2023, the Company received $13,184 in additional cash loans from Ronald R. Howell. As of June 30, 2023, the Company owed Mr. Howell $89,271.47 in notes payable.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“THN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2022, the Company owed Mr. Howell $360,000 under the consulting agreement.  As of June 30, 2023, the Company owed Mr. Howell $420,000 under the consulting agreement.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, Company management reviewed all material events and transactions through the date of this report and determined that there are no other subsequent events to record or report.

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

Results of Operations – The Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

The Company had no revenues or costs of sales during 2023 or 2022. The Company realized a net loss of $34,295 for the quarter ended June 30, 2023 as compared to a net loss of $35,513 for the quarter ended June 30, 2022. The decrease in net loss of $1,218 for the 2nd quarter of 2023 is attributable to a decrease in G&A expenses offset by a slight increase in interest expense.

Results of Operations – The Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

The Company had no revenues or costs of sales for the six-month period ended June 30, 2023 or 2022. The Company incurred net loss of $73,581 for the six months ended June 30, 2023 as compared to a net loss of $73,727 for the six months ended June 30, 2022.  The yearly operating expenses as of the second quarters of 2023 were $71,065 versus $71,860 for the same period in 2022.  The decrease was based on the decrease in G&A expenses.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of June 30, 2023 was $2,320, with a cash balance of $365 on June 30, 2022.

Financing Activities.

The Company has paid for its operations through proceeds of $12,000 during 2022 from loans or advances from related parties. In the six months ended June 30, 2023 the Company received funds in the form of loans or advances from related parties in an amount of $13,194.

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

Changes in Internal Controls

During the quarter ended June 30, 2023, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: July 31, 2023	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer