Form 10-Q
period 2023-09-30
HST Global, Inc.
filed 2023-11-07
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
The number of shares of the registrant’s common stock outstanding as of September 30, 2023 was	5,248,582 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,000	$190
Total Current Assets	2,000	190
Total Assets	$2,000	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$-
Accounts payable and accrued expenses - related parties	452,275	362,275
Loans or advances from related party	93,319	76,076
Accrued related party interest	11,574	7,696
Total Current Liabilities	557,168	446,047
Total Liabilities	557,168	446,047

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at September 30,2023 and December 31, 2022	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(5,977,652)	(5,868,341)
Total Stockholders' Deficit	(555,168)	(445,857)
Total Liabilities and Stockholders' Deficit	$2,000	$190

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting, related party	30,000	30,000	90,000	90,000
General and administrative	4,368	4,587	15,433	16,447

Total Operating Expenses	34,368	34,587	105,433	106,447

Loss from Operations	(34,368)	(34,587)	(105,433)	(106,447)

OTHER INCOME (EXPENSE)

Interest expense	(1,362)	(1,049)	(3,878)	(2,916)

Total Other Income (Expense)	(1,362)	(1,049)	(3,878)	(2,916)

Loss Before Income Taxes	(35,730)	(35,636)	(109,311)	(109,363)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(35,730)	$(35,636)	$(109,311)	$(109,363)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,248,582	5,248,582	5,248,582	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	5,248,582	$5,248	$5,417,236	$(5,723,267)	$(300,783)
Net loss	-	-	-	-	-	(38,214)	(38,214)
Balance, March 31, 2022	-	-	5,248,582	5,248	5,417,236	(5,761,481)	(338,997)
Net loss	-	-	-	-	-	(35,513)	(35,513)
Balance, June 30, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,796,994)	$(374,510)
Net loss	-	-	-	-	-	(35,636)	(35,636)
Balance, September 30, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,832,630)	$(410,146)

Balance, December 31, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,868,341)	$(445,857)
Net loss	-	-	-	-	-	(39,286)	(39,286)
Balance, March 31, 2023	-	-	5,248,582	5,248	5,417,236	(5,907,627)	(485,143)
Net loss	-	-	-	-	-	(34,295)	(34,295)
Balance, June 30, 2023	-	-	5,248,582	5,248	5,417,236	(5,941,922)	(519,438)
Net loss	-	-	-	-	-	(35,730)	(35,730)
Balance, September 30, 2023	-	-	5,248,582	$5,248	$5,417,236	$(5,977,652)	$(555,168)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Operating Activities
Net loss	$(109,311)	$(109,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Accounts payable and accrued expenses-related parties	90,000	90,000
Accrued related party interest	3,878	2,916
Net Cash Used in Operating Activities	(15,433)	(16,447)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from loans or advances from related party	17,243	16,500
Net Cash Provided by Financing Activities	17,243	16,500

Net Change in Cash and Cash Equivalents	1,810	53

Cash and Cash Equivalents at Beginning of Period	190	225

Cash and Cash Equivalents at End of Period	$2,000	$278

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2023

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

To date we have not been unable to initiate all of the elements of our original business plan.  While we are continuing to seek opportunities to create new revenue streams based on our ongoing research in conjunction with potential partners by adding the Company’s access to new product developments that will allow the company to take advantage of opportunities to integrate assets, rights, and distribution channels to create potential revenue streams within the Company in relationships with other companies to attract the additional capital and personnel to meet our goals.

The accompanying interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2022. The results of operations for the period ended September 30, 2023, are not necessarily indicative of the results for a full-year period.

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

Basic and Diluted Income (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based on their fair values. As of September 30, 2023, the Company has not issued any employer stock options.

Fair Value of Financial Instruments

The Company adopted ASC 820, “Fair Value Measurement”, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under these standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans or Advances from Related Party

During the nine months ended September 30, 2023, the Company received $17,243 in additional cash loans from Ronald R. Howell. As of September 30, 2023, the Company owed Mr. Howell $93,319 in notes payable.

Executive Offices

The Company’s executive offices are located at 150 Research Dr., Hampton VA.  These offices are leased by The Health Network, Inc. (“THN”), of which Ron Howell is President.  THN allows the Company to use the office space without a formal sublease or rental agreement.

Consulting Agreements

The Company has entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010.  The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required.  As of December 31, 2022, the Company owed Mr. Howell $360,000 under the consulting agreement.  As of September 30, 2023, the Company owed Mr. Howell $452,275 under the consulting agreement.

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

Results of Operations – The Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

The Company had no revenues or costs of sales during 2023 or 2022. The Company realized a net loss of $35,730 for the quarter ended September 30, 2023 as compared to a net loss of $35,636 for the quarter ended September 30, 2022. The decrease in net loss of $1,435 for the 3rd quarter of 2023 is attributable to an increase in interest expense offset by a slight decrease in general and administrative expenses.

Results of Operations – The Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

The Company had no revenues or costs of sales for the nine-month period ended September 30, 2023 or 2022. The Company incurred net loss of $109,311 for the nine months ended September 30, 2023 as compared to a net loss of $109,363 for the nine months ended September 30, 2022.  The yearly operating expenses as of the third quarters of 2023 were $105,433 versus $106,447 for the same period in 2022.  The decrease was based on the decrease in G&A expenses.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of September 30, 2023 was $2,000, with a cash balance of $278 on September 30, 2022.

Financing Activities.

The Company has paid for its operations through proceeds of $16,500 during 2022 from loans or advances from related parties. In the nine months ended September 30, 2023 the Company received funds in the form of loans or advances from related parties in an amount of $17,243.

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

Changes in Internal Controls

During the quarter ended September 30, 2023, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: November 6, 2023	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Ron Howell
Ron Howell
Chief Executive Officer
Interim Chief Financial Officer