Form 10-K
period 2023-12-31
HST Global, Inc.
filed 2024-04-05
CIK 797564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

150 Research Drive, Hampton, VA	23666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	757-766-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.	$96,779
As of April 5, 2024 the number of shares of the registrant’s common stock outstanding was	5,248,582 Shares

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

Item 9A.Controls and Procedures18

Item 9B.Other Information19

Part III

Item 10.Directors, Executive Officers, and Corporate Governance20

Item 11.Executive Compensation21

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters25

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's executive offices are located at 150 Research Dr., Hampton VA. We currently share these offices with The Health Network, Inc. ("THN"), of which Ron Howell (our Chief Executive Officer and Chairman) is President. We have no formal sublease or rental agreement with THN; however, we are currently occupying the space at no cost. The combined office and warehouse space is 42,600 square feet, of which we use a small portion.

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

Dividends

The Company has not issued any dividends on its common stock to date, and does not intend to issue any dividends on the common stock in the near future. We currently intend to use all profits to further the growth and development of the Company.

Number of Shares Outstanding

As of December 31, 2023, the Company had 200,000,000 shares of common stock authorized with 5,248,582 issued and outstanding. These shares were held by approximately 602 shareholders of record. The Company has 10,000,000 shares of preferred stock authorized with no shares issued or outstanding.

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

Results of Operations

The Company had no revenues and no cost of revenues for the years ended December 31, 2023 and 2022.

The Company incurred operating expenses of $146,210 for the year ended December 31, 2023, compared to $145,074 in 2022. The increase in expenses in 2023 was primarily a result of an increase of accounting expenses. We do not believe these costs are indicative of future years, and we cannot at this time predict our costs if and when we begin earning revenues and exit the start-up stage.

The Company had a net loss of $146,210 for the year ended December 31, 2023 compared to a net loss of $145,074 in 2022.  This is primarily a result of the increase in accounting expenses during 2023.

Liquidity and Capital Resources

Our capital requirements are principally related to our efforts to implement our business plan.  Our cash balance as of December 31, 2023 was $1,526.

Cash Flows

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(20,906)	$(21,035)
Net cash used in investing activities	-	-
Net cash provided by financing activities	22,242	21,000
Net change in cash and cash equivalents	$1,336	$(35)

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

Consolidated Statements of Stockholders' Deficit11

Consolidated Statements of Cash Flows12

Notes to Consolidated Financial Statements13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

HST Global, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HST Global, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of HST Global, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has yet to establish an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, LLP

We have served as HST Global, Inc.’s auditor since 2020.

Dallas, Texas

April 05, 2024

HST Global, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$1,526	$190

Total Current Assets	1,526	190

Total Assets	$1,526	$190

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses - related parties	$2,275	$2,275
Accrued officer compensation	480,000	360,000
Loans or advances from related party	98,319	76,077
Accrued related party interest	12,999	7,695

Total Current Liabilities	593,593	446,047

Total Liabilities	593,593	446,047

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, no shares issued and outstanding at December 31, 2023 and 2022	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding at December 31, 2023 and 2022	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(6,014,551)	(5,868,341)

Total Stockholders' Deficit	(592,067)	(445,857)

Total Liabilities and Stockholders' Deficit	$1,526	$190

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$-	$-

Operating Expenses:
Consulting, related party	120,000	120,000
General and administrative	20,907	21,035

Total Operating Expenses	140,907	141,035

Net Loss from Operations	(140,907)	(141,035)

Other Income (Expense)
Interest expense	(5,303)	(4,039)

Total Other Expense	(5,303)	(4,039)

NET LOSS	$(146,210)	$(145,074)

Earnings (Loss) Per Share: Basic and Diluted - Common	$(0.03)	$(0.03)

Weighted Average Shares Outstanding: Basic and Diluted - Common	5,248,582	5,248,582

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	5,248,582	$5,248	$5,417,236	$(5,723,267)	$(300,783)
Net Loss	-	-	-	-	-	(145,075)	$(145,075)
Balance, December 31, 2022	-	$-	5,248,582	$5,248	$5,417,236	$(5,868,341)	$(445,857)
Net Loss	-	$-	-	$-	$-	(146,210)	$(146,210)
Balance, December 31, 2023	-	$-	5,248,582	$5,248	$5,417,236	$(6,014,551)	$(592,067)

The notes are an integral part of the consolidated financial statements

HST Global, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(146,210)	$(145,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued officer compensation	120,000	120,000
Accrued related party interest	5,304	4,039
Net Cash used in Operating Activities	(20,906)	(21,035)

Cash Flows from Investing Activities:
Net Cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	22,242	21,000
Net Cash provided by Financing Activities	22,242	21,000

Net change in Cash and Cash Equivalents	1,336	(35)

Cash and Cash Equivalents at Beginning of Year	190	225

Cash and Cash Equivalents at End of Year	$1,526	$190

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The notes are an integral part of the consolidated financial statements

HST Global, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (“the Company”) was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation. The Company has made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a Merger and share exchange agreement with Health Source Technologies, Inc. This business acquisition has been accounted for as a reverse merger or recapitalization of Health Source Technologies, Inc (“Health Source”). At the time of the merger NT Holding Corporation had disposed of its assets and liabilities and had minimal operations. Immediately after the acquisition the Company changed its name to HST Global, Inc. Health Source Technologies, Inc. was incorporated under the laws of the State of Nevada on August 6, 2007. The Company is currently headquartered in Hampton, Virginia.

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

Principles of Consolidation

The consolidated financial statements include our wholly-owned subsidiary, Health Source. Intercompany balances and transactions have been eliminated.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2023 and 2022, nor were any interest or penalties accrued as of December 31, 2023 and 2022.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company had no common stock equivalents outstanding as of December 31, 2023 and 2022.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation,” effective on January 1, 2019. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the consolidated statements of operations based on their fair values. As of December 31, 2023, the Company has not issued any employer stock options.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business within one year after the date these consolidated financial statements were issued. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  There is substantial doubt that the Company can continue as a going concern for a period of one year from the issuance of these consolidated financial statements.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE  4 – ACCOUNTS PAYABLE AND ACCURED EXPENSES – RELATED PARTIES

Accounts payable and accrued expenses - related parties consist of the following at December 31:

	December 31, 2023	December 31, 2022
The Health Network, Inc.	$2,275	$2,275
Ronald Howell	480,000	360,000
Total	$482,275	$360,275

Please see Note 5 for further explanation of these liabilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Total related party notes payable as of December 31, 2023 and 2022 were $98,319 and $76,077.  During the year ended December 31, 2022, the Company received $22,242 in additional cash loans.

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

During the years ended December 31, 2023 and 2022, the Company recognized $120,000 for consulting fees in each year for Ronald Howell.

As of December 31, 2023 and 2022, the Company owed Mr. Howell $480,000 and $360,000 under the consulting agreement.

NOTE 6 – COMMON STOCK

None.

NOTE 7 – INCOME TAXES

The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying consolidated statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 21 percent of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Income tax benefit attributable to:
Net operating loss	$(30,704)	$(30,466)
Change in valuation allowance	30,704	30,466
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 21 percent (for 2023 & 2022) of significant items comprising our net deferred tax amount is as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carry forwards	$(1,284,447)	$(1,253,743)
Common stock issued for services	113,692	113,692
Valuation allowance	1,170,755	1,140,051
Net deferred tax asset	$-	$-

The Company’s zero percent effective tax rate for each year, as compared to the 21 percent statutory rate, results from non-deductible stock based compensation and the change in valuation allowance.

At December 31, 2023, the Company had an unused net operating loss carry-forward of approximately $5,428,815 that is available to offset future taxable income; the loss carry-forward will begin to expire in 2027.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, Company management reviewed all material events and transactions through the date of this report and determined that there are no material subsequent events or transactions requiring an adjustment to or disclosure in the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 for the reasons discussed below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 and there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(c) Change in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Officer	Age	Position
Ronald R. Howell	76	Chief Executive Officer, Chairman of the Board of Directors and Interim Chief Financial Officer

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. SEC regulations require reporting persons to furnish us with copies of all Section 16(a) forms they file.

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

Grants of Plan-Based Awards Table for Fiscal Year 2023

The Company currently does not participate in any equity award plan. During fiscal 2023, we did not grant any equity awards under any equity award plan.

Option Exercises for Fiscal 2023

During fiscal 2023, none of the named executive officers exercised options.

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

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and other employees earning over $100,000 per year during the fiscal years ended December 31, 2023 and 2022. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below and its accompanying notes, were paid to these executive officers during those fiscal years.

Named Executive Officer	Year	Annual Compensation Salary ($)	Annual Compensation Bonus ($)	Other Annual Compensation	Compensation Restricted Stock	Long Term Compensation Options	LTIP Payouts	All Other
Ron Howell	2023	0	0	120,000 (1)	0	0	0	0
Ron Howell	2022	0	0	120,000 (1)	0	0	0	0

(1)Pursuant to consulting agreement.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information regarding the outstanding warrants held by our named officers as of December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of December 31, 2023. The table shows the amount of shares owned by:

Identity of Person or Group	Shares Beneficially Owned	Percent of Shares Beneficially Owned[1]	Class
Ronald R. Howell Chief Executive Officer, Interim Chief Financial Officer and Chairman	3,269,476(2)	62.3%	Common

All Directors and Officers as a Group	3,269,476	62.3%	Common

(1) The percentage of shares owned is based on 5,248,582 shares of common stock outstanding as of December 31, 2023. Where the beneficially owned shares of any individual or group in the following table includes any options, warrants, or other rights to purchase shares, the percentage of shares owned includes such shares as if the right to purchase had been duly exercised.

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

The Company currently does not pay The Health Network, Inc. for the use of the office space, use of certain equipment, and various other services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees paid to Turner, Stone & Company, LLP., the Company's independent public accounting firms, during the fiscal year ended December 31, 2023 and 2022.

	2023	2022
Audit fees-Turner Stone	10,530	9,500
Tax fees	-	-
All other fees	-	-
Total	$10,530	$9,500

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The following consolidated financial statements of HST Global, Inc. are included herein beginning on page 8:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2023 and 2022

•Consolidated Statements of Operations for the years ended December 31, 2023, and 2022

•Consolidated Statements of Changes in Stockholders' Interest for the years ended December 31, 2023 and 2022

•Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

Date: April 5, 2024