Form 10-Q
period 2024-03-31
HST Global, Inc.
filed 2024-06-05
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

509 Old Great Neck Road , Suite 105 Virginia Beach , VA	23454
(Address of principal executive offices)	(Zip Code)

(800) 961-4750
(Registrant’s telephone number, including area code)

150 Research Drive, Hampton, VA 23666 (former address)
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
The number of shares of the registrant’s common stock outstanding as of March 31, 2024 was	5,248,582 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$838	$1,526
Total Current Assets	838	1,526
Total Assets	$838	$1,526

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,275	$2,275
Accounts payable and accrued expenses - related parties	510,000	480,000
Loans or advances from related party	100,319	98,319
Accrued related party interest	14,488	12,999
Total Current Liabilities	627,082	593,593
Total Liabilities	627,082	593,593

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, 0 shares issued and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 5,248,582 shares issued and outstanding	5,248	5,248
Additional paid-in capital	5,417,236	5,417,236
Accumulated deficit	(6,048,728)	(6,014,551)
Total Stockholders' Deficit	(626,244)	(592,067)
Total Liabilities and Stockholders' Deficit	$838	$1,526

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
REVENUES	$-	$-

OPERATING EXPENSES
Consulting, related party	30,000	30,000
General and administrative	2,688	8,075

Total Operating Expenses	32,688	38,075

Loss from Operations	(32,688)	(38,075)

OTHER INCOME (EXPENSE)

Interest expense	(1,489)	(1,211)

Total Other Expense	(1,489)	(1,211)

Loss Before Income Taxes	(34,177)	(39,286)
Provision for Income Taxes	-	-
NET LOSS	$(34,177)	$(39,286)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,248,582	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	-	-	5,248,582	$5,248	$5,417,236	($5,868,341)	($445,857)
Net loss	-	-	-	-	-	($39,286)	($39,286)
Balance, March 31, 2023	-	-	5,248,582	5,248	5,417,236	(5,907,627)	($485,143)

Balance, December 31, 2023	-	-	5,248,582	$5,248	$5,417,236	($6,014,551)	($592,067)
Net loss	-	-	-	-	-	(34,177)	($34,177)
Balance, March 31, 2024	-	-	5,248,582	$5,248	$5,417,236	($6,048,728)	($626,244)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Operating Activities
Net loss	$(34,177)	$(39,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Accrued related party interest	1,489	1,212
Net Cash Used in Operating Activities	(32,688)	(38,075)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from loans or advances from related party	2,000	8,000
Accounts payable and accrued expenses-related parties	30,000	30,000
Net Cash Provided by Financing Activities	32,000	38,000

Net Change in Cash and Cash Equivalents	(688)	(75)

Cash and Cash Equivalents at Beginning of Period	1,526	190

Cash and Cash Equivalents at End of Period	$838	$115

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2024

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (the "Company") was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation. The Company made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a Merger and share exchange agreement with Health Source Technologies, Inc. This business acquisition was accounted for as a reverse merger or recapitalization of Health Source Technologies, Inc. At the time of the merger NT Holding Corporation had disposed of its assets and liabilities and had minimal operations.  Immediately after the acquisition the Company changed its name to HST Global, Inc. Health Source Technologies, Inc. was incorporated under the laws of the State of Nevada on August 6, 2007. The Company was headquartered in Hampton, VA on March 31, 2024 and is currently headquartered in Virginia Beach, Virginia.

The Company was founded as an Integrated Health and Wellness Biotechnology company with a plan to develop and /or acquire a network of Wellness Centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late stage cancer.

The Company is a dynamic public holding company, strategically focused on the intersection of the Healthcare, Software, and Transportation industries. With a commitment to innovation and excellence, HST Global specializes in identifying potential investment opportunities and spearheading ventures within these critical sectors.

Core Industries

•Healthcare: HST Global seeks to invest in companies that are at the forefront of medical technology, healthcare services, and solutions that enhance patient care and improve clinical outcomes.

•Software: Recognizing the transformative power of technology, the Company seeks to fund and develop cutting-edge software solutions that drive efficiency, productivity, and growth across various industries.

•Transportation: With an eye on the future, the Company is involved in ventures that revolutionize how goods and people move, focusing on sustainable and intelligent transportation systems.

Investment Philosophy

The Company's investment philosophy centers on creating value through strategic acquisitions and the nurturing of innovative ideas into successful business ventures. By leveraging its industry insight and operational expertise, the Company aims to generate sustainable earnings growth and long-term value for its shareholders.

Vision and Mission

Vision: To be a leading holding company known for transforming high-potential ideas into leading enterprises in Healthcare, Software, and Transportation.

Mission: To invest in and develop businesses that lead their respective industries while delivering consistent returns and growth to our stakeholders.

The accompanying interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2023. The results of operations for the period ended March 31, 2024, are not necessarily indicative of the results for a full-year period.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements and related notes include the activity of the Company and have been prepared in accordance with U.S. GAAP and with the rules and regulations of the SEC to Form 10-K and 10-Q.

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

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based on their fair values beginning in the period they are granted and amortized over the applicable vesting period. As of September 30, 2023, the Company has not issued any employer stock options.

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

NOTE 3 – GOING CONCERN

The Company’s condensed financial statements are prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans or Advances from Related Party

During the three months ended March 31, 2024, the Company received $2,000 in additional cash loans from Ronald R. Howell. As of March 31, 2024, the Company owed Mr. Howell $100,319 in notes payable.

As part of the reorganization on April 24, 2024, Mr. Howell cancelled all outstanding debt obligations owed to him which was a total of $624,808, including the notes payable referenced above. See “Change of Control”.

Executive Offices

The Company’s executive offices were located at 150 Research Dr., Hampton VA. These offices were leased by The Health Network, Inc. (“THN”), of which Ron Howell is President.    Effective with the reorganization on April 24, 2024, the Company’s executive officers were moved to 509 Old Great Neck Road Suite 105 Virginia Beach, VA 23454.

Consulting Agreements

The Company entered into a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010. The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. As of March 31, 2024, the Company owed Mr. Howell $510,000 under the consulting agreement plus $14,488 in accumulated interest expenses.

As part of the reorganization on April 24, 2024, Mr. Howell cancelled all outstanding debt obligations owed to him which was a total of $624,808, including the amounts and accumulated interest due under the consulting agreement referenced above. See “Change of Control”.

NOTE 5 – SUBSEQUENT EVENTS

Change of Control

On April 24, 2024, HST Global, Inc., a Nevada Corporation (the “Company”) entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) by and among HP Auto Fund LLP (“HPAF”), HST Global Holdings, LLC (“HGHI”), Ron Howell (“Howell”) and The Health Network, Inc. (“Health Network”). Howell and Health Network were the principal shareholders of the Company. Effective April 26, 2024, the parties closed the Reorganization Agreement. As part of the transaction, Howell and Health Network, the then majority shareholders of the Company (the “the Company Shareholders”) delivered 1,634,738 shares of common stock of the Company to each of HPAF and HGHI. In addition, the Company issued to each of HPAF and HGHI 18,156,322 shares of newly-issued common stock, which, together with the transferred shares, represented approximately 95% of the outstanding equity of the Company. Further, as part of the transaction, Howell agreed to cancel $624,808 in debt obligations previously owed to Howell. As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company has 41,561,226 shares of common stock outstanding. Also as part of the reorganization, the Company will undertake a 1 for 10 reverse stock split of its outstanding shares effective upon approval by FINRA.

Effective April 26, 2024 HSTC announced the appointment of Mike Field and Jason Murphy as Directors of the Company.

Subsequently, the Directors appointed Mike Field as President and Acting CFO and Jason Murphy as CEO, Vice President and Secretary.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of US GAAP. US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Results of Operations – The Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

The Company had no revenues or costs of sales during 2024 or 2023. The Company realized a net loss of $34,177 for the quarter ended March 31, 2024 as compared to a net loss of $39,286 for the quarter ended March 31, 2023. The decrease in net loss of $5,109 for the 1st quarter of 2024 is attributable to an increase in interest expense offset by a slight increase in general and administrative expenses.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of March 31, 2024 was $838, with a cash balance of $1,526 on March 31, 2023.

Financing Activities.

The Company has paid for its operations through proceeds of $2,000 in 2024 from loans or advances from related parties. In the three months ended March 31, 2024 the Company received funds in the form of loans or advances from related parties in the amount of $2,000.

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

Change of Control

On April 24, 2024, HST Global, Inc., a Nevada Corporation (the “Company”) entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) by and among HP Auto Fund LLP (“HPAF”), HST Global Holdings, LLC (“HGHI”), Ron Howell (“Howell”) and The Health Network, Inc. (“Health Network”). Howell and Health Network were the principal shareholders of the Company.  Effective April 26, 2024, the parties closed the Reorganization Agreement. As part of the transaction, Howell and Health Network, the then majority shareholders of the Company (the “the Company Shareholders”) delivered 1,634,738 shares of common stock of the Company to each of HPAF and HGHI.  In addition, the Company issued to each of HPAF and HGHI 18,156,322 shares of newly-issued common stock, which, together with the transferred shares, represented approximately 95% of the outstanding equity of the Company.  Further, as part of the transaction, Howell agreed to cancel $624,808 in debt obligations previously owed to Howell.  As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company has 41,561,226 shares of common stock outstanding.  Also as part of the reorganization, the Company will undertake a 1 for 10 reverse stock split of its outstanding shares effective upon approval by FINRA.

Effective April 26, 2024 the Company announced the appointment of Mike Field and Jason Murphy as Directors of the Company.

Subsequently, the Directors appointed Mike Field as President and Acting CFO and Jason Murphy as CEO, Vice President and Secretary.

The table below reflects the Company's executive officers and directors.  There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name	Positions and Offices

Mike Field Jason Murphy	President, Acting CFO and Director Vice President, CEO, Secretary and Director

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Mike Field, President, Acting CFO and Director

Mike Field has been President of HP Auto Fund LLC since 2009. He was previously President of companies such as Field Buick Pontiac GMC, Field Mitsubishi, Field Hyundai Suzuki, Koons Buick Pontiac GM,

Koons of Alexandria, Koons Auto Outlets, and Vice President of J. Koons Pontiac GMC. He graduated from the College of William and Mary in 1990.

Jason Murphy, Vice President, Secretary and Director

Jason Murphy is President of Murphy Management Holdings LLC, a Virginia company controlling strategic commercial real estate assets in the Mid-Atlantic. He was President of Norfolk Marine Company for 16 years before completing the sale of the business to OneWater Marine Inc. (NASDAQ: ONEW) in 2021. He was a member of the Marine Retailers Association of the Americas (MRAA) Board of Directors for six years. Jason ventured into media production in 2023, founding Murphy Media Productions LLC to invest in and manage select projects. He received his B.B.A. from James Madison University in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our previous Chief Executive Officer and Interim Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

During the quarter ended March 31, 2024, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: June 4, 2024	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Mike Field
Mike Field
President
Acting Chief Financial Officer