Form 10-Q
period 2024-06-30
HST Global, Inc.
filed 2024-08-26
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

509 Old Great Neck Road , Suite 105 Virginia Beach , VA	23454
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
The number of shares of the registrant’s common stock outstanding as of August 20, 2024 was	41,561,226

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	At June 30, 2024	At December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,155	$1,526
Total Current Assets	5,155	1,526

Total Assets	$5,155	$1,526

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,350	$2,275
Accounts payable and accrued expenses - related parties	-	480,000
Loans or advances from related party	21,600	98,319
Accrued related party interest	84	12,999
Total Current Liabilities	23,034	593,593
Total Liabilities	23,034	593,593

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 41,561,226 and 5,248,582 shares issued and outstanding as of June 30, 2024 and December 31, 2023	41,560	5,248
Additional paid-in capital	6,005,929	5,417,236
Accumulated deficit	(6,065,368)	(6,014,551)
Total Stockholders' Deficit	(17,879)	(592,067)
Total Liabilities and Stockholders' Deficit	$5,155	$1,526

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations January 1, 2024 to June 30, 2024

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting, related party	-	30,000	30,000	60,000
General and administrative	16,556	2,990	19,244	11,065

Total Operating Expenses	16,556	32,990	49,244	71,065

Loss from Operations	(16,556)	(32,990)	(49,244)	(71,065)

OTHER INCOME (EXPENSE)

Interest expense	(84)	(1,305)	(1,573)	(2,516)

Total Other Expense	(84)	(1,305)	(1,573)	(2,516)

Loss Before Income Taxes	(16,640)	(34,295)	(50,817)	(73,581)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(16,640)	$(34,295)	$(50,817)	$(73,581)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	31,984,264	5,248,582	15,090,838	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	-	-	5,248,582	$5,248	$5,417,236	($5,868,341)	($445,857)
Net loss	-	-	-	-	-	($73,581)	($73,581)
Balance, June 30, 2023	-	-	5,248,582	$5,248	$5,417,236	($5,941,922)	($519,438)

Balance, December 31, 2023	-	-	5,248,582	$5,248	$5,417,236	($6,014,551)	($592,067)
Reorganization Shares Issued			36,312,644	36,312	588,693	-	625,005
Net loss	-	-	-	-	-	($50,817)	($50,817)
Balance, June 30, 2024	-	-	41,561,226	$41,560	$6,005,929	($6,065,368)	($17,879)

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Operating Activities
Net loss	$(50,817)	$(73,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid directly by related party formalized as LOC	5,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	29,273	60,000
Accrued related party interest	1,573	2,517
Net Cash Used in Operating Activities	(14,171)	(11,064)

Investing Activities
Net Cash Used in Investing Activities	-	-

Financing Activities
Proceeds from loans or advances from related party	17,800	13,194
Net Cash Provided by Financing Activities	17,800	13,194

Net Change in Cash and Cash Equivalents	3,629	2,130

Cash and Cash Equivalents at Beginning of Period	1,526	190

Cash and Cash Equivalents at End of Period	$5,155	$2,320

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Activities:
Reorganization of Capital Structure	$625,005	$-
Expenses Paid Directly by Related Party Formalized as LOC	$5,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2024 and 2023 and Three and Six Months Then Ended

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (the "Company") was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation (“NTHC”). The Company made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a merger and share exchange agreement with Health Source Technologies, Inc. (“HSTI”) This business acquisition was accounted for as a reverse merger or recapitalization of HSTI At the time of the merger NTHC had disposed of its assets and liabilities and had minimal operations.  Immediately after the acquisition the Company changed its name to HST Global, Inc. HSTI was incorporated under the laws of the State of Nevada on August 6, 2007. The Company was headquartered in Hampton, VA on March 31, 2024 and is currently headquartered in Virginia Beach, Virginia.

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

Core Industries

•Healthcare: The Company seeks to invest in companies that are at the forefront of medical technology, healthcare services, and solutions that enhance patient care and improve clinical outcomes.

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

The accompanying interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2023. The results of operations for the period ended June 30, 2024, are not necessarily indicative of the results for a full-year period.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the condensed statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the condensed financial statements. The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the condensed statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the condensed statements of operations based on their fair values beginning in the period they are granted and amortized over the applicable vesting period. As of June 30, 2024, the Company has not issued any employer stock options.

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

NOTE 3 – GOING CONCERN

The Company’s condensed financial statements are prepared in accordance with U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern for a period of one year from the issuance of these condensed financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) by and among HP Auto Fund LLP (“HPAF”), HST Global Holdings, LLC (“HGHI”), Ron Howell (“Howell”) and The Health Network, Inc. (“Health Network”). Howell and Health Network were the principal shareholders of the Company. Effective April 26, 2024, the parties closed the Reorganization Agreement. As part of the transaction, Howell and Health Network, the then majority shareholders of the Company delivered 1,634,738 shares of common stock of the Company to each of HPAF and HGHI. Further, as part of the transaction, the outstanding debt of $625,005 owed to Howell was purchased by HPAF and HGHI for $500,000. The debt was converted to equity and the Company issued to each of HPAF and HGHI 18,156,322 shares of newly-issued common stock, which, together with the transferred shares, represented approximately 95% of the outstanding equity of the Company. As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company has 41,561,226 shares of common stock outstanding.

Effective April 26, 2024 the Company announced the appointment of Mike Field and Jason Murphy as Directors of the Company. Subsequently, the Directors appointed Mike Field as President and Acting CFO and Jason Murphy as CEO, Vice President and Secretary.

The Company entered a revolving line of credit on May 1, 2024 in the amount of $100,000 with HPAF and HGHI.

Executive Offices

The Company’s executive offices were located at 150 Research Dr., Hampton VA. These offices were leased by The Health Network, Inc. (“THN”), of which Ron Howell is President.    Effective with the reorganization on April 24, 2024, the Company’s executive offices were moved to 509 Old Great Neck Road Suite 105 Virginia Beach, VA 23454. There is no lease for these offices at this time.

Consulting Agreements

The Company has been a party to a consulting agreement with Mr. Howell, President of the Company, whereby the Company agreed to pay Mr. Howell $10,000 per month for consulting services through December 31, 2010. The Company had agreed to continue to engage Mr. Howell as a consultant until his consulting services are no longer required. As of March 31, 2024, the Company owed Mr. Howell $510,000 under the consulting agreement plus $14,488 in accumulated interest expenses.

As part of the reorganization on April 24, 2024, Mr. Howell cancelled all outstanding debt obligations owed to him which was a total of $625,005, including the amounts and accumulated interest due under the consulting agreement referenced above.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, Company management reviewed all material events and transactions through the date of this report and determined that there are no subsequent events to record or disclose.

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

Critical Accounting Policies and Estimates

Our condensed financial statements and related public financial information are based on the application of US GAAP. US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed financial statements.

Results of Operations – The Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

The Company had no revenues or costs of sales during 2024 or 2023. The Company realized a net loss of $16,640 for the quarter ended June 30, 2024 as compared to a net loss of $34,295 for the quarter ended June 30, 2023. The decrease in net loss of for the 2nd quarter of 2024 is attributable to a reduction in interest expense, consulting expense and the elimination of the debt to Ron Howell.

Results of Operations – The Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

The Company had no revenues or costs of sales during 2024 or 2023. The Company realized a net loss of $50,817 for the six months ended June 30, 2024 as compared to a net loss of $73,581 for the six months ended June 30, 2023. The decrease in net loss of for the six months ended June 30, 2024 is attributable to a reduction in interest expense, consulting expense and the elimination of the debt to Ron Howell.

Liquidity and Capital Resources

Operating Activities.

Our cash balance as of June 30, 2024 was $5,155, with a cash balance of $2,320 on June 30, 2023.

Financing Activities.

The Company has paid for its operations through proceeds of $17,800 in 2024 from loans or advances from related parties. In the three months ended June 30, 2024 the Company received funds in the form of loans or advances from related parties in the amount of $17,800.

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

Change of Control

On April 24, 2024, HST Global, Inc., a Nevada Corporation (the “Company”) entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) by and among HP Auto Fund LLP (“HPAF”), HST Global Holdings, LLC (“HGHI”), Ron Howell (“Howell”) and The Health Network, Inc. (“Health Network”). Howell and Health Network were the principal shareholders of the Company.  Effective April 26, 2024, the parties closed the Reorganization Agreement. As part of the transaction, Howell and Health Network, the then majority shareholders of the Company delivered 1,634,738 shares of common stock of the Company to each of HPAF and HGHI.  In addition, the Company issued to each of HPAF and HGHI 18,156,322 shares of newly-issued common stock, which, together with the transferred shares, represented approximately 95% of the outstanding equity of the Company.  Further, as part of the transaction, Howell agreed to cancel $625,005 in debt obligations previously owed to Howell.  As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company has 41,561,226 shares of common stock outstanding.  Also as part of the reorganization, the Company had anticipated undertaking a 1 for 10 reverse stock split of its outstanding shares effective upon approval by FINRA but the Company has subsequently elected to not pursue the reverse stock split.

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

Jason Murphy, Vice President, Secretary and Director

Jason Murphy is President of Murphy Management Holdings LLC, a Virginia company controlling strategic commercial real estate assets in the Mid-Atlantic. He was President of Norfolk Marine Company for 16 years before completing the sale of the business to OneWater Marine Inc. (NASDAQ: ONEW) in 2021. He was a member of the Marine Retailers Association of the Americas (“MRAA”) Board of Directors for six years. Jason ventured into media production in 2023, founding Murphy Media Productions LLC to invest in and manage select projects. He received his B.B.A. from James Madison University in 2000.

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

Changes in Internal Controls

During the quarter ended June 30, 2024, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: August 23, 2024	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Mike Field
Mike Field
President
Acting Chief Financial Officer