Form 10-Q
period 2024-09-30
HST Global, Inc.
filed 2024-11-22
CIK 797564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-15303

HST Global, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1215433
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

509 Old Great Neck Road , Suite 105 Virginia Beach , VA	23454
(Address of principal executive offices)	(Zip Code)

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]
The number of shares of the registrant’s common stock outstanding as of September 30, 2024 was	42,771,382

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HST GLOBAL, INC.

Condensed Balance Sheets

	At September 30, 2024	At December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,406	$1,526
Total Current Assets	10,406	1,526

Other Assets
Intellectual Property	1,270,664	-
Total Other Assets	1,270,664	-

Total Assets	$1,281,070	$1,526

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$2,275
Accounts payable and accrued expenses - related parties	-	480,000
Loans or advances from related party	41,600	98,319
Accrued related party interest	476	12,999
Total Current Liabilities	42,076	593,593
Total Liabilities	42,076	593,593

Stockholders' Deficit
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 42,771,382 and 5,248,582 shares issued and outstanding as of September 30, 2024 and December 31, 2023	42,770	5,248
Additional paid-in capital	7,275,384	5,417,236
Accumulated deficit	(6,079,160)	(6,014,551)
Total Stockholders' Deficit	1,238,994	(592,067)
Total Liabilities and Stockholders' Deficit	$1,281,070	$1,526

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting, related party	-	30,000	30,000	90,000
General and administrative	13,400	4,368	32,643	15,433

Total Operating Expenses	13,400	34,368	62,643	105,433

Loss from Operations	(13,400)	(34,368)	(62,643)	(105,433)

OTHER INCOME (EXPENSE)

Interest expense	(392)	(1,362)	(1,966)	(3,878)

Total Other Expense	(392)	(1,362)	(1,966)	(3,878)

Loss Before Income Taxes	(13,792)	(35,730)	(64,609)	(109,311)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(13,792)	$(35,730)	$(64,609)	$(109,311)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	41,109,859	5,248,582	26,048,676	5,248,582

The accompanying notes are an integral part of these unaudited condensed financial statements

HST Global, Inc.

Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	-	-	5,248,582	$5,248	$5,417,236	($5,868,341)	($445,857)
Net loss	-	-	-	-	-	($109,311)	($109,311)
Balance, September 30, 2023	-	-	5,248,582	$5,248	$5,417,236	($5,977,652)	($555,168)

Balance, December 31, 2023	-	-	5,248,582	$5,248	$5,417,236	($6,014,551)	($592,067)
Reorganization Shares Issued	-	-	36,312,644	36,312	588,693	-	625,005
Shares Issued for Acquisition of Assets	-	-	1,210,156	1,210	1,269,454		1,270,664
Net loss	-	-	-	-	-	($64,609)	($64,609)
Balance, September 30, 2024	-	-	42,771,382	$42,770	$7,275,384	($6,079,160)	1,238,994

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Operating Activities
Net loss	$(64,609)	$(109,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid directly by related party formalized as LOC	5,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,613	90,000
Accrued related party interest	476	3,878
Net Cash Used in Operating Activities	(32,720)	(15,433)

Financing Activities
Proceeds from loans or advances from related party	41,600	17,243
Net Cash Provided by Financing Activities	41,600	17,243

Net Change in Cash and Cash Equivalents	8,880	1,810

Cash and Cash Equivalents at Beginning of Period	1,526	190

Cash and Cash Equivalents at End of Period	$10,406	$2,000

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Activities:
Shares Issued for Acquisition of Assets	$1,270,664
Reorganization of Capital Structure	$625,005	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HST GLOBAL, INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2024 and 2023 and for the three and nine months then ended

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

HST Global, Inc. (the "Company") was incorporated on April 11, 1984 under the laws of the State of Delaware under the name of NT Holding Corporation (“NTHC”). The Company made several acquisitions and disposals of various business entities and activities. On May 9, 2008, the Company entered into a merger and share exchange agreement with Health Source Technologies, Inc. (“HSTI”) This business acquisition was accounted for as a reverse merger or recapitalization of HSTI At the time of the merger NTHC had disposed of its assets and liabilities and had minimal operations.  Immediately after the acquisition the Company changed its name to HST Global, Inc. HSTI was incorporated under the laws of the State of Nevada on August 6, 2007. The Company was headquartered in Hampton, VA on March 31, 2024, and is currently headquartered in Virginia Beach, Virginia.

The Company was founded as an integrated health and wellness biotechnology company with a plan to develop and /or acquire a network of wellness centers worldwide that would be primarily focused on the homeopathic and alternative treatment of late-stage cancer.

The Company is a dynamic public holding company, strategically focused on the intersection of healthcare, software, and transportation industries. With a commitment to innovation and excellence, HST Global specializes in identifying potential investment opportunities and spearheading ventures within these critical sectors.

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

The accompanying interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2023. The results of operations for the period ended September 30, 2024, are not necessarily indicative of the results for a full-year period.

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

Stock-Based Compensation

The Company adopted ASC 718, “Stock Compensation”. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the condensed statements of operations based on their fair values beginning in the period they are granted and amortized over the applicable vesting period. As of September 30, 2024, the Company has not issued any employer stock options.

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

On April 24, 2024, the Company entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) by and among HP Auto Fund LLP (“HPAF”), HST Global Holdings, LLC (“HGHI”), Ron Howell (“Howell”) and The Health Network, Inc. (“Health Network”). Howell and Health Network were the principal shareholders of the Company. Effective April 26, 2024, the parties closed the Reorganization Agreement. As part of the transaction, Howell and Health Network, the then majority shareholders of the Company delivered 1,634,738 shares of common stock of the Company to each of HPAF and HGHI. Further, as part of the transaction, the outstanding debt of $625,005 owed to Howell was purchased by HPAF and HGHI for $500,000. The debt was converted to equity and the Company issued to each of HPAF and HGHI 18,156,322 shares of newly-issued common stock, which, together with the transferred shares, represented approximately 95% of the outstanding equity of the Company. As a consequence, immediately subsequent to the close of the Reorganization Agreement, the Company had 41,561,226 shares of common stock outstanding.

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

As part of the reorganization on April 24, 2024, all outstanding debt obligations owed to Mr. Howell were settled which was a total of $625,005, including the amounts and accumulated interest due under the consulting agreement referenced above.

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

Results of Operations – The Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

The Company had no revenues or costs of sales during 2024 or 2023. The Company realized a net loss of $13,792 for the quarter ended September 30, 2024 as compared to a net loss of $35,730 for the quarter ended September 30, 2023. The decrease in net loss for the 3rd quarter of 2024 is attributable to a reduction in interest expense, consulting expense and the elimination of the debt to Ron Howell.

Results of Operations – The Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

The Company had no revenues or costs of sales during 2024 or 2023. The Company realized a net loss of $64,609 for the nine months ended September 30, 2024 as compared to a net loss of $109,311 for the nine months ended September 30, 2023. The decrease in net loss for the nine months ended September 30, 2024 is attributable to a reduction in interest expense, consulting expense and the elimination of the debt to Ron Howell.

Liquidity and Capital Resources

Operating Activities.

Our cash balance on September 30, 2024 was $10,406 and $1,526 on September 30, 2023, respectively.

Financing Activities.

The Company has paid for its operations through proceeds of $41,600 in 2024 from loans or advances from related parties. In the three months ended September 30, 2024 the Company received funds in the form of loans or advances from related parties in the amount of $20,000.

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

Acquisition of Assets

On August 27, 2024, the Company entered into a Trademarks, Tradenames and URLs Purchase Agreement among the Company, Mow Trim Blow Franchising, Inc., Mow Trim Blow LLC and Mow Trim Blow Incorporated, pursuant to which the Company acquired the tradenames, trademarks and URLs Mow Trim Blow.com, DemiFare.com, MosquitoBlasters.com, JetSeg.com, TruMulch.com, ShrubTrimmers.com, Trex-Decks.com and MTBGarageDoorRepair.com (the “Assets”). Effective September 24, 2024, the Company issued 1,210,156 shares of newly-issued common stock of the Company in connection with the acquisition of the Assets.

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

Changes in Internal Controls

During the quarter ended September 30, 2024, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

Dated: November 21, 2024	HST GLOBAL, INC.
(the registrant)

	By:	\s\ Mike Field
Mike Field
President
Acting Chief Financial Officer